Form 10-Q
period 2021-06-30
Vickers Vantage Corp. I
filed 2021-08-19
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 18, 2021, there were 23,650,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VICKERS VANTAGE CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from February 21, 2020 (inception) through June 30, 2020	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021, the three months ended June 30, 2020 and for the period from February 21, 2020 (inception) through June 30, 2020	3
Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2021 and for the period from February 21, 2020 (inception) through June 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VICKERS VANTAGE CORP. I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$257,621	$30,511
Prepaid expenses	234,359	—
Total Current Assets	491,980	30,511

Deferred offering costs	—	168,973
Investments held in Trust Account – US Treasury Securities Money Market Fund	139,406,212	—
TOTAL ASSETS	$139,898,192	$199,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$—	$25,760
Accrued expenses	20,025
Advances from related party	—	30,000
Promissory note — related party	—	125,000
Total Current Liabilities	20,025	180,760

Warrant liability	3,693,600	—
Deferred underwriting fee payable	5,190,000	—
Total Liabilities	8,903,625	180,760

Commitments and Contingencies

Ordinary shares subject to possible redemption 12,472,363 as of June 30, 2021 and no shares as of December 31, 2020 at redemption value of $10.10	125,994,557	—

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,777,637 and 3,450,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (1)	478	345
Additional paid-in capital	3,910,704	24,655
Retained earnings (accumulated deficit)	1,088,828	(6,276)
Total Shareholders’ Equity	5,000,010	18,724
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,898,192	$199,484

(1)	At December 31, 2020, includes an aggregate of up to 450,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 6). On January 6, 2021, the Company effected a share capitalization of 0.2 shares for each share outstanding, resulting in 3,450,000 ordinary shares issued and outstanding (see Note 6). All share and per share amounts have been retroactively restated to reflect the share capitalization. As a result of the underwriters’ full exercise of their overallotment option on January 11, 2021, no shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VICKERS VANTAGE CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from February 21, 2020 (Inception) Through June 30,
	2021	2020	2021	2020
Operating and formation costs	$172,140	$—	$337,296	$5,000
Loss from operations	(172,140)	—	(337,296)	(5,000)

Other income (expense):
Change in fair value of warrants	(68,400)	—	4,035,600	—
Loss on initial issuance of private warrants	—	—	(2,599,200)
Transaction costs allocated to warrant liabilities	—	—	(30,212)
Interest earned on investments held in Trust Account	6,791	—	26,212	—
Total other income (expense), net	(61,609)	—	1,432,400	—
Net (loss) income	$(233,749)	$—	$1,095,104	$(5,000)

Weighted average shares outstanding, redeemable ordinary shares	13,800,000	—	13,800,000	—

Basic and diluted net income per share, redeemable ordinary shares	$0.00	$—	$0.00	$—

Weighted average shares outstanding, non-redeemable ordinary shares	3,450,000	1	3,425,000	1

Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.07)	$—	$0.31	$(5,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VICKERS VANTAGE CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2021	3,450,000	$345	$24,655	$(6,276)	$18,724

Sale of 13,8000,000 Units, net of underwriting discounts and offering expenses	13,800,000	1,380	129,879,359	—	129,880,739

Ordinary shares subject to possible redemption	(12,496,111)	(1,250)	(126,227,059)	—	(126,228,309)

Net Income	—	—	—	1,328,853	1,328,853

Balance – March 31, 2021 (unaudited)	4,753,889	$475	$3,676,955	$1,322,577	$5,000,007
Change in value of ordinary shares subject to redemption	23,748	3	233,749	—	233,752

Net loss	—	—	—	(233,749)	(233,749)

Balance – June 30, 2021 (unaudited)	4,777,637	$478	$3,910,704	$1,088,828	$5,000,010

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND

FOR THE PERIOD FROM FEBRUARY 21, 2020 (INCEPTION) TO JUNE 30, 2020

	Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – February 21, 2020 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	1	—	—	—	—

Net loss	—	—	—	(5,000)	(5,000)
Balance – March 31, 2020 (unaudited)	1	$—	$—	$(5,000)	$(5,000)

Balance – June 30, 2020 (unaudited)	1	$—	$—	$(5,000)	$(5,000)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VICKERS VANTAGE CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,	For the Period from February 21, 2020 (Inception) Through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,095,104	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid through advances from affiliate of Sponsor	—	5,000
Interest earned on investments held in Trust Account	(26,212)	—
Change in fair value of warrant liability	(4,035,600)	—
Loss on initial issuance of warrant liability	2,599,200	—
Transaction costs allocated to private warrants	30,212	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(234,359)	—
Accrued expenses	20,025	—
Net cash used in operating activities	(551,630)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(139,380,000)	—
Net cash used in investing activities	(139,380,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,600,000	—
Proceeds from sale of Private Placement Warrants	5,130,000	—
Advances from related party	25,000
Repayment of advances from related party	(55,000)	—
Repayment of promissory note – related party	(125,000)	—
Payment of offering costs	(416,260)	—
Net cash provided by financing activities	140,158,740	—

Net Change in Cash	227,110	—
Cash – Beginning of period	30,511	—
Cash – End of period	$257,621	$—

Non-Cash investing and financing activities:
Offering cost included in accrued offering cost	$—	$5,000
Deferred underwriting fee payable	$5,190,000	$—
Initial classification of ordinary shares subject to possible redemption	$122,269,832	$—
Change in value of ordinary share subject to possible redemption	$3,724,725	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from February 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $8,149,473, consisting of $2,400,000 in cash underwriting fees, $5,190,000 in deferred underwriting fees, and $559,473 of other offering costs

Following the closing of the Initial Public Offering on January 11, 2021, an amount of $139,380,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

JUNE 30, 2021

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

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Going Concern and Liquidity

As of June 30, 2021, the Company had $257,621 in its operating bank accounts, $139,406,212 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $471,955. As of June 30, 2021, approximately $26,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 7, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information because available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Black-Scholes option pricing formula.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	For the Period From February 21, 2020 (inception) through June 30,
	2021	2020	2021	2020
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$6,791	$—	$26,212	$—
Net Earnings	$6,791	$—	$26,212	$—
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	13,800,000	1	13,800,000	1
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.00	$—	$0.00	$—

Non-Redeemable Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings – Basic
Net Income (loss)	$(233,749)	$—	$1,095,104	$(5,000)
Redeemable Net Earnings	(6,791)	—	(26,212)	—
Non-Redeemable Net Income – Basic	$(240,540)	$—	$1,068,892	$(5,000)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable Ordinary Shares, Basic	3,450,000	1	3,425,000	1
Income (loss)/Basic Non-Redeemable Ordinary Shares	$(0.07)	$—	$0.31	$(5,000)

Note:	For the three and six months ended June 30, 2021, for the three month period ended June 30, 2020 and for the period from February 21, 2020 (inception) through June 30, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold to 13,800,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,800,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On July 16, 2020, the Company issued an aggregate of 3,593,750 ordinary shares to an affiliate of the Sponsors for an aggregate purchase price of $25,000. In August 2020, the affiliate transferred his Founder Shares to the Sponsors for the same price paid for such shares. On October 8. 2020, the Company effected a share capitalization of 0.2 shares for each share outstanding, on December 7, 2020, the Sponsors forfeited 1,437,500 ordinary shares, which were cancelled by the Company, and on January 6, 2021, the Company effected a share capitalization of 0.2 shares for each share outstanding, resulting in 3,450,000 ordinary shares issued and outstanding (the “Founder Shares”). All share and per-share amounts have been retroactively restated to reflect the share transactions. The Founder Shares included an aggregate of up to 450,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option , no Founder Shares are currently subject to forfeiture.

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

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Advances from Related Party

During 2020, an affiliate of the Sponsors advanced the Company an aggregate of $30,000 to fund expenses in connection with the Initial Public Offering. The advances are non-interest bearing and payable upon demand. As of June 30, 2021 and December 31, 2020, there was $0 and $30,000 advances outstanding, respectively. The outstanding amount of $30,000 was repaid on February 26, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $0.75 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,777,637 and 3,450,000 ordinary shares issued and outstanding, excluding 12,472,363 and zero ordinary shares subject to possible redemption, respectively.

NOTE 8. WARRANTS

Warrants — As of June 30, 2021 and December 31, 2020, there were 6,900,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

At June 30, 2021 and December 31, 2020, there were 6,840,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be exercisable for cash (even if a registration statement covering the issuance of the ordinary shares issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable by the Company, in each case so long as they are held by the initial purchasers or their affiliates.

NOTE 9. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021, assets held in the Trust Account were comprised of $139,406,212 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company did not withdraw any of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:]

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$139,406,212

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Liabilities:
Warrant Liability – Private Placement Warrants	3	$3,693,600

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Measurement

The Company established the initial fair value for the private warrants on January 11, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation and subsequently implemented the Black-Scholes Option Pricing Model that was modified to capture the redemption features of the public warrants. The underlying assumptions in the Black-Scholes option pricing model include the underlying share price, risk-free interest rate, estimated volatility and the expected term. The primary unobservable inputs utilized in determining the fair value of the private warrants are the expected volatility of the Company’s ordinary shares and the Company’s ordinary share price. The expected volatility of the ordinary shares was determined based on implied volatilities of public warrants issued by selected guideline companies and was estimated to be 10% before the expected business combination and 20% after the expected business combination. The ordinary share price was determined based on an iterative procedure that matched the estimated value of the ordinary shares and fractional warrant price to equate to the observed price of the outstanding units. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the private warrants. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Inputs are re-evaluated each quarterly reporting period to estimate the fair market value of the private placement warrants as of the reporting period.

There were no transfers between Levels 1, 2 or 3 during the period ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

As of June 30, 2021
Stock price	$9.92
Strike price	$11.50
Term (in years)	5.24
Volatility	10.1%
Risk-free rate	1.0%
Dividend yield	0.0%
Fair value of warrants	$0.54

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on January 11, 2021	7,729,200
Change in valuation inputs or other assumptions	(4,035,600)
Fair value as of June 30, 2021	3,693,600

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 21, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $233,749, which consists of operating costs of $172,140 and change in fair value of warrant liability loss of $68,400, offset by interest income on investments in the Trust Account of $6,791.

For the six months ended June 30, 2021, we had a net income of $1,095,104, which consists of operating costs of $337,296 and change in fair value of warrant liability gain $4,035,600, initial issuance of private warrants of $2,599,200 and transaction cost allocated to warrant liabilities of $30,212 offset by interest income on investments in the Trust Account of $26,212.

For the three months ended June 30, 2020, the Company had no operations.

For the period from February 21, 2020 (inception) through June 30, 2020, we had net loss $5,000, which consisted of formation and operating costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $551,630. Net income of $1,095,104 was affected by transaction cost allocated to warrant liabilities of $30,212, change in fair value of warrant liability of $4,035,600, loss on initial issuance of private warrants of $2,599,200 and interest earned on marketable securities held in the Trust Account of $26,212. Changes in operating assets and liabilities used $214,334 of cash for operating activities.

For the period from February 21, 2020 (inception) through June 30, 2021, there was no cash used in operating activities. Net loss of $5,000 was affected by $5,000 in formation cost paid through advances from affiliate of Sponsor.

As of June 30, 2021, we had marketable securities held in the Trust Account of $139,406,212 (including approximately $26,212 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $257,621. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of (i) 3.5% of the gross proceeds of the initial 12,000,000 Units sold in the Initial Public Offering, or $4,200,000, and (ii) 5.5% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $990,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement

Critical Accounting Policies

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Black-Scholes option pricing formula.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Note 2 to the Financial Statement herein included in the March 31, 2021 Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of June 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 6, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICKERS VANTAGE CORP. I

Date: August 18, 2021	By:	/s/ Jeffrey Chi
	Name:	Jeffrey Chi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2021	By:	/s/ Chris Ho
	Name:	Chris Ho
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)