Form 10-Q/A
period 2021-06-30
Vickers Vantage Corp. I
filed 2021-08-24
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 18, 2021, there were 17,250,000 ordinary shares, $0.0001 par value, issued and outstanding.

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q amends the Form 10-Q of Vickers Vantage Corp. I (“Company”) for the quarter ended June 30, 2021 (“Original Form 10-Q”). This Amendment is being filed solely to correct the number of outstanding shares reported on the cover page of the Original Form 10-Q. This Amendment amends and restates the cover page in its entirety. Except for the correction to the cover page, no other changes have been made to the Original Form 10-Q. For the convenience of the reader, we have included all items of the Form 10-Q in this Amendment, but have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the date of the Original Form 10-Q.

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

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

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

VICKERS VANTAGE CORP. I

Date: August 24, 2021	By:	/s/ Jeffrey Chi
	Name:	Jeffrey Chi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 24, 2021	By:	/s/ Chris Ho
	Name:	Chris Ho
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)