Form 10-Q
period 2021-09-30
Vickers Vantage Corp. I
filed 2021-11-10
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 10, 2021, there were 17,250,000 ordinary shares, $0.0001 par value, issued and outstanding.

VICKERS VANTAGE CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from February 21, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and for the period from February 21, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from February 21, 2020 (inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	22
Part III. Signatures	23

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VICKERS VANTAGE CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$115,642	$30,511
Prepaid expenses	116,536	—
Total Current Assets	232,178	30,511

Deferred offering costs	—	168,973
Investments held in Trust Account – US Treasury Securities Money Market Fund	139,408,006	—
TOTAL ASSETS	$139,640,184	$199,484

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	43,569	—
Accrued offering costs	$—	$25,760
Advances from related party	—	30,000
Promissory note — related party	—	125,000
Total Current Liabilities	43,569	180,760

Warrant liability	4,856,400	—
Deferred underwriting fee payable	5,190,000	—
Total Liabilities	10,089,969	180,760

Commitments and Contingencies

Ordinary shares subject to possible redemption 13,800,000 as of September 30, 2021 and no shares as of December 31, 2020 at redemption value of $10.10	139,380,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,450,000 non-redeemable shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(9,830,130)	(6,276)
Total Shareholders’ (Deficit) Equity	(9,829,785)	18,724
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$139,640,184	$199,484

(1)	At December 31, 2020, includes an aggregate of up to 450,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 6). On January 6, 2021, the Company effected a share capitalization of 0.2 shares for each share outstanding, resulting in 3,450,000 ordinary shares issued and outstanding (see Note 6). All share and per share amounts have been retroactively restated to reflect the share capitalization. As a result of the underwriters’ full exercise of their overallotment option on January 11, 2021, no shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

VICKERS VANTAGE CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 21, 2020 (Inception) Through September 30,
	2021	2020	2021	2020

Operating and formation costs	$283,346	$856	$620,642	$5,856
Loss from operations	(283,346)	(856)	(620,642)	(5,856)

Other (expense) income:
Change in fair value of warrants	(1,162,800)	—	2,872,800	—
Loss on initial issuance of private warrants	—	—	(2,599,200)
Transaction costs allocated to warrant liabilities	—	—	(30,212)
Interest earned on investments held in Trust Account	1,794	—	28,006	—
Total other (expense) income, net	(1,161,006)	—	271,394	—
Net loss	$(1,444,352)	$(856)	$(349,248)	$(5,856)

Weighted average shares outstanding, ordinary shares	17,250,000	3,000,000	16,675,824	3,000,000

Basic and diluted net loss per share, ordinary shares	$(0.08)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VICKERS VANTAGE CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

REVISED

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance — January 1, 2021	3,450,000	$345	$24,655	$(6,276)	$18,724

Accretion of Ordinary shares subject to possible redemption amount	—	—	(24,665)	(9,474,606)	(9,499,261)

Net Income	—	—	—	1,328,853	1,328,853

Balance – March 31, 2021 (unaudited)	3,450,000	$345	$—	$(8,152,029)	$(8,151,684)

Net loss	—	—	—	(233,749)	(233,749)

Balance – June 30, 2021 (unaudited)	3,450,000	$345	$—	$(8,385,778)	$(8,385,433)

Net loss	—	—	—	(1,444,352)	(1,444,352)

Balance – September 30, 2021 (unaudited)	3,450,000	$345	$—	$(9,830,130)	$(9,829,785)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM FEBRUARY 21, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 21, 2020 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	1	—	—	—	—

Net loss	—	—	—	(5,000)	(5,000)

Balance – March 31, 2020 (unaudited)	1	$—	$—	$(5,000)	$(5,000)

Balance – June 30, 2020 (unaudited)	1	$—	$—	$(5,000)	$(5,000)

Cancellation of ordinary shares	(1)	—	—	—	—

Issuance of ordinary shares to Sponsor	3,450,000	345	24,655	—	25,000

Net loss	—	—	—	(856)	(856)

Balance – September 30, 2020 (unaudited)	3,450,000	$345	$24,655	$(5,856)	$19,144

The accompanying notes are an integral part of the unaudited condensed financial statements.

VICKERS VANTAGE CORP. I

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	For the Period from February 21, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(349,248)	$(5,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid through advances from affiliate of Sponsor	—	5,000
Interest earned on investments held in Trust Account	(28,006)	—
Change in fair value of warrant liability	(2,872,800)	—
Loss on initial issuance of warrant liability	2,599,200
Transaction costs allocated to private warrants	30,212	—
Changes in operating assets and liabilities:
Prepaid expenses	(116,536)	—
Accounts payable and accrued expenses	43,569	—
Net cash used in operating activities	(693,609)	(856)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(139,380,000)	—
Net cash used in investing activities	(139,380,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,600,000	—
Proceeds from sale of Private Placement Warrants	5,130,000	—
Advances from related party	25,000	25,000
Repayment of advances from related party	(55,000)	—
Proceeds from promissory note – related party	—	125,000
Repayment of promissory note – related party	(125,000)	—
Payment of offering costs	(416,260)	(70,279)
Net cash provided by financing activities	140,158,740	79,721

Net Change in Cash	85,131	78,865
Cash – Beginning of period	30,511	—
Cash – End of period	$115,642	$78,865

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$5,190,000	$—
Offering costs included in accrued offering costs	$—	$13,745

The accompanying notes are an integral part of the unaudited condensed financial statements.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2021

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

The Sponsors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds deposited into the Trust Account ($10.10 per share).

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Going Concern and Liquidity

As of September 30, 2021, the Company had $115,642 in its operating bank accounts, $139,408,006 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $188,609. As of September 30, 2021, approximately $28,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2022 (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) to ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 11, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Ordinary shares subject to possible redemption	$122,269,829	$17,110,171	$139,380,000
Ordinary shares	$514	$(169)	$345
Additional paid-in capital	$7,635,396	$(7,635,396)	$—
Accumulated deficit	$(2,635,902)	$(9,474,606)	$(12,110,508)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(17,110,171)	$(12,110,163)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 7, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information because available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $8,119,261 were charged to temporary equity upon the completion of the Initial Public Offering, and $30,212 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Ordinary shares issuance costs	$(8,119,261)
Plus:
Accretion of carrying value to redemption value	$9,499,261

Ordinary shares subject to possible redemption	$139,380,000

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,740,000 ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than the derivative warrant liability.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed financial statements.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsors purchased an aggregate of 6,840,000 Private Placement Warrants at a price of $0.75 per Private Placement Warrant, for an aggregate purchase price of $5,130,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 10). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On July 16, 2020, the Company issued an aggregate of 3,593,750 ordinary shares to an affiliate of the Sponsors for an aggregate purchase price of $25,000. In August 2020, the affiliate transferred his Founder Shares to the Sponsors for the same price paid for such shares. On October 8. 2020, the Company effected a share capitalization of 0.2 shares for each share outstanding, on December 7, 2020, the Sponsors forfeited 1,437,500 ordinary shares, which were cancelled by the Company, and on January 6, 2021, the Company effected a share capitalization of 0.2 shares for each share outstanding, resulting in 3,450,000 ordinary shares issued and outstanding (the “Founder Shares”). All share and per-share amounts have been retroactively restated to reflect the share transactions. The Founder Shares included an aggregate of up to 450,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Advances from Related Party

During 2020, an affiliate of the Sponsors advanced the Company an aggregate of $30,000 to fund expenses in connection with the Initial Public Offering. The advances are non-interest bearing and payable upon demand. As of September 30, 2021 and December 31, 2020, there was $0 and $30,000 advances outstanding, respectively. The outstanding amount of $30,000 was repaid on February 26, 2021.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $0.75 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (until July 11, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,035,000 ($0.075 per Public Share in either case), on or prior to the date of the applicable deadline, for each three-month extension, providing a total possible Business Combination period up until July 11, 2022 for a total payment value of $2,070,000 ($0.15 per unit in either case). Any such deposits would be made in the form of non-interest bearing loans. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Placement Warrants at a price of $0.75 per Private Placement Warrant. The Sponsor and its affiliates or designees intend, but are not obligated, to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Registration and Shareholder Rights

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 3,450,000 shares of ordinary shares issued and outstanding, excluding 13,800,000 ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were 3,450,000 shares of ordinary shares issued or outstanding.

NOTE 9. WARRANTS

As of September 30, 2021 and December 31, 2020, there were 6,900,000 and 0 Public Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

At September 30, 2021 and December 31, 2020, there were 6,840,000 and 0 Private Placement Warrants outstanding, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be exercisable for cash (even if a registration statement covering the issuance of the ordinary shares issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable by the Company, in each case so long as they are held by the initial purchasers or their affiliates.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

At September 30, 2021, assets held in the Trust Account were comprised of $139,408,006 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company did not withdraw any of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:]

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$139,408,006

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Liabilities:
Warrant Liability – Private Placement Warrants	3	$4,856,400

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

As of September 30, 2021
Stock price	$10.00
Strike price	$11.50
Term (in years)	5.25
Volatility	11.6%
Risk-free rate	1.03%
Dividend yield	0.0%
Fair value of warrants	$0.71

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on January 11, 2021	7,729,200
Change in valuation inputs or other assumptions	(2,872,800)
Fair value as of September 30, 2021	4,856,400

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 21, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $1,444,352, which consists of operating costs of $283,346 and change in fair value of warrant liability loss of $1,162,800, offset by interest income on investments in the Trust Account of $1,794.

For the nine months ended September 30, 2021, we had a net loss of $349,248, which consists of operating costs of $620,642, initial issuance of private warrants of $2,599,200 and transaction cost allocated to warrant liabilities of $30,212 offset by interest income on investments in the Trust Account of $28,006 and change in fair value of warrant liability gain $2,872,800.

For the three months ended September 30, 2020, we had a net loss of $856, which consisted of formation and operating costs.

For the period from February 21, 2020 (inception) through September 30, 2020, we had a net loss of $5,856, which consisted of formation and operating costs.

Liquidity and Capital Resources

On January 11, 2021 we consummated the Initial Public Offering of 13,800,000 Units at $10.00 per Unit, generating gross proceeds of $138,000,000 which is described in Note 5. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,840,000 Private Placement Warrants at a price of $0.75 per Private Placement Warrant in a private placement to the Sponsors, generating gross proceeds of $5,130,000, which is described in Note 5.

Following the Initial Public Offering, full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $139,380,000 was placed in the Trust Account. We incurred $8,149,473 in transaction costs, including $2,400,000 of underwriting fees, $5,190,000 of deferred underwriting fees and $559,473 of other offering costs.

For the nine months ended September 30, 2021, cash used in operating activities was $693,609. Net loss of $349,248 was affected by transaction cost allocated to warrant liabilities of $30,212, change in fair value of warrant liability of $2,872,800, loss on initial issuance of private warrants of $2,599,200 and interest earned on marketable securities held in the Trust Account of $28,006. Changes in operating assets and liabilities used $72,967 of cash for operating activities.

For the period from February 21, 2020 (inception) through September 30, 2020, cash used in operating activities was $856. Net loss of $5,856 was affected by $5,000 in formation cost paid through advances from affiliate of Sponsor.

As of September 30, 2021, we had marketable securities held in the Trust Account of $139,408,006 (including approximately $28,006 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $115,642. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2022 (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

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

VICKERS VANTAGE CORP. I

Date: November 10, 2021	By:	/s/ Jeffrey Chi
	Name:	Jeffrey Chi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Chris Ho
	Name:	Chris Ho
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)