Form 10-Q/A
period 2021-09-30
Vickers Vantage Corp. I
filed 2021-12-08
CIK 1820190

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

As of December 8, 2021, there were 17,250,000 ordinary shares, $0.0001 par value, issued and outstanding.

VICKERS VANTAGE CORP. I

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020 and for the period from February 21, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and for the period from February 21, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from February 21, 2020 (inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	23
Part III. Signatures	24

i

EXPLANATORY NOTE

Vickers Vantage Corp. I (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its ordinary shares subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a restatement related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of January 15, 2021 (the “Post IPO Balance Sheet”), as of and for the three months ended March 31, 2021 and as of and for the three months ended June 30, 2021 should be restated in the Form 10-Q/A as a result of this error. The Post IPO Balance Sheet, three months ended March 31, 2021 and three months ended June 30, 2021 will be restated in Note 2 of this September 30, 2021 amended Form 10-Q. These restatements result in a change in the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 7, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

VICKERS VANTAGE CORP. I

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$115,642	$30,511
Prepaid expenses	116,536	—
Total Current Assets	232,178	30,511

Deferred offering costs	—	168,973
Investments held in Trust Account – US Treasury Securities Money Market Fund	139,408,006	—
TOTAL ASSETS	$139,640,184	$199,484

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$43,569	$—
Accrued offering costs	—	25,760
Advances from related party	—	30,000
Promissory note — related party	—	125,000
Total Current Liabilities	43,569	180,760

Warrant liability	4,856,400	—
Deferred underwriting fee payable	5,190,000	—
Total Liabilities	10,089,969	180,760

Commitments and Contingencies

Ordinary shares subject to possible redemption 13,800,000 as of September 30, 2021 and no shares as of December 31, 2020 at redemption value of $10.10	139,380,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,450,000 non-redeemable shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(9,830,130)	(6,276)
Total Shareholders’ (Deficit) Equity	(9,829,785)	18,724
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$139,640,184	$199,484

(1)	At December 31, 2020, includes an aggregate of up to 450,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 6). On January 6, 2021, the Company effected a share capitalization of 0.2 shares for each share outstanding, resulting in 3,450,000 ordinary shares issued and outstanding (see Note 6). All share and per share amounts have been retroactively restated to reflect the share capitalization. As a result of the underwriters’ full exercise of their overallotment option on January 11, 2021, no shares were forfeited.

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

VICKERS VANTAGE CORP. I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’
	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance — January 1, 2021	3,450,000	$345	$24,655	$(6,276)	$18,724

Accretion of Ordinary shares subject to possible redemption amount	—	—	(24,665)	(9,474,606)	(9,499,261)

Net Income	—	—	—	1,328,853	1,328,853

Balance – March 31, 2021 (unaudited) (see Note 2 – as restated)	3,450,000	$345	$—	$(8,152,029)	$(8,151,684)

Net loss	—	—	—	(233,749)	(233,749)

Balance – June 30, 2021 (unaudited) (see Note 2 – as restated)	3,450,000	$345	$—	$(8,385,778)	$(8,385,433)

Net loss	—	—	—	(1,444,352)	(1,444,352)

Balance – September 30, 2021 (unaudited)	3,450,000	$345	$—	$(9,830,130)	$(9,829,785)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM FEBRUARY 21, 2020 (INCEPTION) TO SEPTEMBER 30, 2020

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 21, 2020 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	1	—	—	—	—

Net loss	—	—	—	(5,000)	(5,000)

Balance – March 31, 2020 (unaudited)	1	$—	$—	$(5,000)	$(5,000)

Balance – June 30, 2020 (unaudited)	1	$—	$—	$(5,000)	$(5,000)

Cancellation of ordinary shares	(1)	—	—	—	—

Issuance of ordinary shares to Sponsor	3,450,000	345	24,655	—	25,000

Net loss	—	—	—	(856)	(856)

Balance – September 30, 2020 (unaudited)	3,450,000	$345	$24,655	$(5,856)	$19,144

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

Going Concern and Liquidity

As of September 30, 2021, the Company had $115,642 in its operating bank accounts, $139,408,006 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $188,609. As of September 30, 2021, approximately $28,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocate net income (loss) to ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, or operating results.

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables.

Balance Sheet as of January 11, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Ordinary shares subject to possible redemption	$122,269,829	$17,110,171	$139,380,000
Ordinary shares	$514	$(169)	$345
Additional paid-in capital	$7,635,396	$(7,635,396)	$—
Accumulated deficit	$(2,635,902)	$(9,474,606)	$(12,110,508)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(17,110,171)	$(12,110,163)

Condensed Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Ordinary shares subject to possible redemption	$126,228,309	$13,151,691	$139,380,000
Ordinary shares	$475	$(130)	$345
Additional paid-in capital	$3,676,955	$(3,676,955)	$—
Retained Earnings (accumulated deficit)	$1,322,577	$(9,474,606)	$(8,152,029)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(13,151,691)	$(8,151,684)

Condensed Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Ordinary shares subject to possible redemption	$125,994,557	$13,385,443	$139,380,000
Ordinary shares	$478	$(133)	$345
Additional paid-in capital	$3,910,704	$(3,910,704)	$—
Retained Earnings (accumulated deficit)	$1,088,828	$(9,474,606)	$(8,385,778)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(13,385,443)	$(8,385,433)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding of ordinary shares redeemable shares	13,800,000	(13,800,000)	—
Basic and diluted net loss per ordinary share, ordinary shares redeemable shares	$—	$—	$—
Weighted average shares outstanding of ordinary shares non-redeemable shares	3,395,000	(3,395,000)	—
Basic and diluted net loss per ordinary share, ordinary shares non-redeemable shares	$0.39	$(0.39)	$—
Weighted average shares outstanding, ordinary shares	—	15,508,333	15,508,333
Basic and diluted net loss per share, ordinary shares	$—	$0.09	$0.09

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding of ordinary shares redeemable shares	13,800,000	(13,800,000)	—
Basic and diluted net income per ordinary share, ordinary shares redeemable shares	$—	$—	$—
Weighted average shares outstanding of ordinary shares non-redeemable shares	3,450,000	(3,450,000)	—
Basic and diluted net loss per ordinary share, ordinary shares non-redeemable shares	$(0.07)	$0.07	$—
Weighted average shares outstanding, ordinary shares	—	17,250,000	17,250,000
Basic and diluted net income (loss) per share, ordinary shares	$—	$(0.01)	$(0.01)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Weighted average shares outstanding of ordinary shares redeemable shares	13,800,000	(13,800,000)	—
Basic and diluted net income per ordinary share, ordinary shares redeemable shares	$—	$—	$—
Weighted average shares outstanding of ordinary shares non-redeemable shares	3,425,000	(3,425,000)	—
Basic and diluted net loss per ordinary share, ordinary shares non-redeemable shares	$0.31	$(0.31)	$—
Weighted average shares outstanding, ordinary shares	—	16,391,664	16,391,664
Basic and diluted net income (loss) per share, ordinary shares	$—	$0.07	$0.07

VICKERS VANTAGE CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Condensed Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of 13,800,000 Units, net of underwriting discounts and offering expenses	$129,880,739	$(129,880,739)	$—
Ordinary shares subject to possible redemption	$(126,228,309)	$126,228,309	$—
Accretion of Ordinary shares subject to possible redemption amount	$—	$(9,499,261)	$(9,499,261)
Total shareholders’ equity (deficit)	$5,000,007	$(13,151,691)	$(8,151,684)

Condensed Statement of Changes in Shareholders’ Equity for the three months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Change in value of ordinary shares subject to redemption	$233,752	$(233,752)	$—
Total shareholders’ equity (deficit)	$5,000,010	$(13,385,443)	$(8,385,433)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$122,269,832	$(122,269,832)	$—
Change in value of ordinary shares subject to possible redemption	$3,958,477	$(3,958,477)	$—

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$122,269,832	$(122,269,832)	$—
Change in value of ordinary shares subject to possible redemption	$3,724,725	$(3,724,725)	$—

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

As of September 30, 2021
Stock price	$10.00
Strike price	$11.50
Term (in years)	5.25
Volatility	11.6%
Risk-free rate	1.03%
Dividend yield	0.0%
Fair value of warrants	$0.71

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on January 11, 2021	7,729,200
Change in valuation inputs or other assumptions	(2,872,800)
Fair value as of September 30, 2021	$4,856,400

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

This Management’s Discussion and Analysis of Financial Condition has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Previously following the issuance of the SEC Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting as it related to the proper accounting classification of the warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

VICKERS VANTAGE CORP. I

Date: December 8, 2021	By:	/s/ Jeffrey Chi
	Name:	Jeffrey Chi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2021	By:	/s/ Chris Ho
	Name:	Chris Ho
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)