Form 10-K
period 2021-12-31
Vickers Vantage Corp. I
filed 2022-02-24
CIK 1820190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $136,896,000 (based on the last sales price of the registrant’s ordinary shares on such date of $9.92).

As of February 24, 2022, 17,250,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares to cash.

●	Our initial shareholders will control a substantial interest in us and thus may influence certain actions requiring a shareholder vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination or optimize our capital structure.

●	We may not be able to complete our initial business combination within 18 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 20%.

●	We are not required to obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair from a financial point of view.

●	Our warrants and founder shares may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	Members of our management team have been, may be, or may become, involved in litigation, investigations or other proceedings, the defense or prosecution of which could be time-consuming and could divert our management’s attention, and may have an adverse effect on us.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our Sponsors, or if our Sponsors do not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.175 per share.

●	Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination.

●	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Vickers Vantage Corp. I.

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

The registration statement for our initial public offering was declared effective on January 6, 2021. On January 11, 2021, we consummated the initial public offering of 13,800,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, including 1,800,000 units subject to the underwriters’ over-allotment option. Each Unit consists of one ordinary share, $.0001 par value (“Ordinary Shares”), of the Company, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of the initial public offering, we consummated the private placement (the “Private Placement”) of 6,840,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $0.75 per Private Placement Warrant, generating gross proceeds of $5,130,000. The Private Placement Warrants were purchased by the Company’s sponsors (the “Sponsors”), Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd. Each Private Placement Warrant is exercisable for one ordinary share at a price of $11.50 per share.

On January 6, 2022, the Sponsors deposited an aggregate of $1,035,000 into the trust account established in connection with the Company’s initial public offering (“Trust Account”). The deposit was required to provide the Company an additional three months to consummate an initial business combination pursuant to the Company’s Amended and Restated Memorandum and Articles of Association. The Company now has until April 11, 2022 to consummate an initial business combination.

$140,415,000 ($10.175 per public share) is held in the Trust Account, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Recent Events

On December 5, 2021, the Company executed a letter of intent for a potential business combination with Scilex Holding Company, a majority-owned subsidiary of Sorrento Therapeutics, Inc. (Nasdaq: SRNE) (“Scilex”). The Company is currently negotiating the definitive agreement for such transaction. There is no assurance that an agreement will be executed. The remainder of this Annual Report on Form 10-K assumes the parties will not reach an agreement.

Effecting a Business Combination

General

Aside from the activity required to duly prepare for and effectuate a potential business combination, we are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the initial public offering and the private placement of Private Placement Warrants are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, and our other shareholders may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. We may also determine to engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the business combination is fair to our unaffiliated shareholders from a financial point of view.

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

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fundraising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

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

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. In the case of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

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

Redemption Rights

At any meeting called to approve an initial business combination, public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, or do not vote at all, their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the shares sold in the Initial Public Offering. Such a public shareholder would still be entitled to vote against a proposed business combination with respect to all shares owned by him or his affiliates.

Liquidation if No Business Combination

Our amended and restated memorandum and articles of association originally provided that we had 12 months from the closing of our initial public offering to consummate an initial business combination. However, if we anticipated that we may not be able to consummate our initial business combination within such period, we had the ability to extend such time period by up to three months on two occasions as described below. On January 6, 2022, our Sponsors caused us to extend the period of time to consummate an initial business combination until April 11, 2022.

If we are unable to complete our initial business combination by April 11, 2022 (or, upon one further extension of such period as permitted by the our amended and restated memorandum and articles of association, as further described below, by July 11, 2022), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

As indicated above, our amended and restated memorandum and articles of association provides that if we anticipate that we may not be able to consummate our initial business combination within the period allowed after the closing of our initial public offering, we may, by resolution of our board if requested by our sponsors, extend the period of time to consummate a business combination up to once more, by an additional three months (for a total of up to 18 months after the closing of our initial public offering to complete a business combination), subject to the Sponsors depositing additional funds into the trust account as set forth below. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extensions. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $1,035,000 ($0.075 per share), on or prior to the date of the deadline, for the available three month extension providing a total possible business combination period of 18 months for a total payment value of $2,070,000 ($0.15 per share). Any such deposits will be in the form of non-interest-bearing loans to us. If we complete our initial business combination, we will, at the option of our sponsors, repay such loaned amounts or convert a portion or all of the total loan amount into warrants at a price of $0.75 per warrant, which warrants will be identical to the private warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which our sponsors have agreed to waive their right to be repaid for such loans to the extent there is insufficient funds held outside of the trust account in the event that we do not complete a business combination. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to redeem or repurchase ordinary shares held by our public shareholders may reduce the resources available to us for a business combination;

●	our obligation to pay the underwriters in our initial public offering deferred underwriting commissions of an aggregate fee of up to 3.5% of the gross proceeds of the offering upon consummation of our initial business combination; and

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent.

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

If we succeed in effecting a business combination, there in all likelihood will be intense competition from competitors of the target business. We cannot assure you that subsequent to a business combination we will have the resources or ability to compete effectively.

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

Risks Relating to Business Operations and Searching for and Consummating a Business Combination

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results. To date, our only activities have been related to our formation and the IPO and the search and evaluation of potential targets in contemplation of a business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $507,921 in cash held outside of the trust account and working capital of $375,253. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. The Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will consummate an initial business combination or that we will have sufficient cash available to allow us to complete our initial business combination.

We identified a material weakness in our internal control over financial reporting as of September 30, 2021 and as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

The Company reported a material weakness in its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, as management identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

The Company also reported a material weakness in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 as management determined our internal control over financial reporting did not result in the proper accounting for complex financial instruments, in that the classification of the private placement warrants we issued in January 2021 were recorded as equity and not liabilities.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

The requirement that we complete our initial business combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if we have extended the period of time to consummate an initial business combination as described herein) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 15 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we have further extended the period of time to consummate an initial business combination as described herein). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 15 months from the closing of the Initial Public Offering (or up to 18 months from the closing of the Initial Public Offering if we have further extended the period of time to consummate an initial business combination as described herein). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up.

Our public shareholders will not be entitled to vote or redeem their shares in connection with either of our potential three-month extensions.

If we are not able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our Sponsors, extend the period of time to consummate a business combination by an additional three months, as long as our Sponsors or their affiliates or designees, prior to the deadline, deposits into the trust account $1,035,000 ($0.075 per unit,) on or prior to the date of the deadline, for the three-month extension. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote.

Our Sponsors may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We have until 15 months from the closing of the Initial Public Offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months, we may, by resolution of our board if requested by our Sponsors, extend the period of time to consummate a business combination once more, by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsors depositing additional funds into the trust account. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our shareholders will be entitled to vote and redeem their shares in connection with a shareholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with an initial business combination if we propose such a business combination during any three-month extension period. In order for the time available for us to consummate our initial business combination to be extended, our Sponsors or their affiliates or designees must deposit into the trust account $1,035,000 ($0.075 per unit) for the three month extension. Any such deposits will be in the form of non-interest-bearing loans to us. If we complete our initial business combination, we will, at the option of our Sponsors, repay such loaned amounts or redeem a portion or all of the total loan amount into warrants at a price of $0.75 per warrant, which warrants will be identical to the private warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our Sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will liquidate as described herein. In such event, the warrants will be worthless.

If we are unable to consummate our initial business combination within 15 months of the closing of the Initial Public Offering (or up to 18 months if the time to consummate an initial business combination has been extended as described above), our public shareholders may be forced to wait beyond such period of time before redemption from our trust account.

If we are unable to consummate our initial business combination within 15 months from the closing of the Initial Public Offering (or up to 18 months if the time to consummate an initial business combination has been further extended as described above), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 15 months (or up to 18 months if we extend the period of time to consummate an initial business combination as described above) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

We may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions and taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. While we have signed of a letter of intent for a potential business combination with Scilex, your basis to evaluate the possible merits or risks of Scilex’s business’s operations, results of operations, cash flows, liquidity, financial condition or prospects may be limited. Because we have not yet identified or approached any other specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any other particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

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

We issued warrants to purchase 6,900,000 ordinary shares in the units sold in our Initial Public Offering and private warrants to purchase 6,840,000 ordinary shares in the private placement, in each case, at a price of $11.50 per share. In addition, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, make certain loans to us, up to $1,500,000 of which may be redeemed upon consummation of our initial business combination into additional private warrants at a price of $0.75 per warrant (which, for example, would result in the holders being issued warrants to purchase an aggregate of 2,000,000 ordinary shares). The $1,035,000 non-interest-bearing loan from Sponsor to duly effect the 3-month extension to the period to complete our initial business combination may further be converted, at the option of Sponsor, into private warrants at a price of $0.75 per private warrant, as may up to one further $1,035,000 non-interest-bearing loan from Sponsor if a further 3-month extension is to be duly effected. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

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

The net proceeds from the Initial Public Offering, the sale of the private warrants and the deposit of funds to extend the time to consummate an initial business combination provided us with approximately $140,415,000 that we may use to complete our initial business combination (including deferred underwriting commissions being held in the trust account).

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

We anticipate that the investigation of each specific target business, including without limitation Scilex, and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to Scilex or any other specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.175 per share or potentially less than $10.175 per share on our redemption, and our warrants will expire worthless.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.175 per share or potentially less than $10.175 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the private warrants, together with interest earned on the trust account proceeds available to us, will be sufficient to allow us to consummate our initial business combination, because we have not yet finalized the merger agreement for our contemplated initial business combination with Scilex nor identified any other prospective target business, we cannot ascertain the capital requirements for any particular transaction at this time. If the net proceeds of the Initial Public Offering and the sale of the private warrants, together with available interest from the trust account proceeds, prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.175 per share or potentially less than $10.175 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our up-to-18-month time frame.

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

In recent years and particularly since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

In recent years, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

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

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.175 per share or potentially less than $10.175 per share on our redemption, and our warrants will expire worthless.

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

Our operations are dependent upon a relatively small group of individuals, in particular our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

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

Members of our management team have been, may be, or may become, involved in litigation, investigations or other proceedings. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us.

During the course of their careers, our officers and directors have been, may be or may in the future become involved in litigation, investigations or other proceedings. Our officers and directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our officers and directors away from our search for a target business and may negatively affect our ability to consummate an initial business combination.

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

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. It has not yet been determined whether any particular key personnel would remain with the company if our initial business combination with Scilex is completed.

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

Until we consummate our business combination, we intend to continue engaging in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsors, officers and directors. Our directors also serve as officers and board members for other entities. Our Sponsors, officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Our Sponsors, officers and directors are not associated with Scilex. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions regarding the fairness to our company (or shareholders) from a financial point of view of a target business affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Our initial shareholders have purchased an aggregate of 3,450,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our Sponsors purchased an aggregate of 6,840,000 private warrants for an aggregate purchase price of $5,130,000 that will also be worthless if we do not consummate our initial business combination. Any warrants issued in conversion of amounts deposited in the trust account as non-interest-bearing loans as required to duly effect a 3-month extension of the period to complete our initial business combination will also be worthless if we do not consummate our initial business combination.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or in connection with certain amendments to our charter prior thereto or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption rights or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the Initial Public Offering ) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.175 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.175 per share.

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

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a smaller number of shares being issued to the holder than had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

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

We are a blank check company with no operating results, and our only activities to date have been the transactions effected in our incorporation and capitalization by our initial shareholders, our Initial Public Offering, and searching for and negotiating an initial business combination. Given this limited operating history, you have very little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. Besides our letter of intent to complete our initial business combination with Scilex, we have no plans, arrangements or understandings with any prospective target business concerning our initial business combination. In any event, we may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

If we are deemed to be a large accelerated filer or an accelerated filer, we will be required to comply with Section 404 of the Sarbanes-Oxley Act regarding the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We identified errors made in our historical financial statements and determined that certain of our previous filings with the SEC should no longer be relied upon. If investors lose confidence in our management, it will make our securities less attractive to investors.

Following the filing of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value per share while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated memorandum and articles of association. Management determined that the ordinary shares issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all ordinary shares subject to possible redemption, as opposed to only certain shares. As a result, management noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. Based on the foregoing, on December 2, 2021, management and the Audit Committee of our Board of Directors determined that our previous quarterly reports on Form 10-Q for the quarters ended September 30, 2021, June 30, 2021 and March 31, 2021, and the audited balance sheet as of January 11, 2021 (the date the Company consummated its initial public offering), included in Exhibit 99.1 to the Company’s Current Report of Form 8-K filed on January 15, 2021 (collectively, the “Affected Periods”) should no longer be relied upon. The Company will file an amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and include in such amendment a footnote reflecting the reclassification for the Affected Periods. If such investors lose confidence in our management based on errors such as described above, it will make our securities less attractive to investors.

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

Holders

As of February 24, 2022, there was one holder of record of our units, six holders of record of our ordinary shares and two holders of record of our warrants.

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

On December 20, 2021, the Sponsors loaned us an aggregate of $500,000 for working capital purposes (the “December 2021 Loans”). On January 6, 2022, the Sponsors deposited an aggregate of $1,035,000 into the trust account (the “January 2022 Deposit”). The January 2022 Deposit was required to provide us an additional three months to consummate an initial business combination pursuant to our amended and restated memorandum and articles of association. The January 2022 Deposit was made in the form of a non-interest-bearing loan.  On January 27, 2022, the Sponsors loaned us an additional aggregate principal amount of $500,000 for working capital purposes (the “January 2022 Loans”).

The December 2021 Loans, the January 2022 Deposit and the January 2022 Loans were evidenced by promissory notes (collectively, the “Notes”).  If we complete an initial business combination, we will, at the option of the Sponsors, repay the amounts evidenced by the Notes or convert a portion or all of the total amount into warrants at a price of $0.75 per warrant, which warrants will be identical to the Private Placement Warrants. If we do not complete a business combination, we will repay such amounts only from funds held outside of the trust account. The issuances of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

ITEM 6. [RESERVED]

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

On January 6, 2022, we extended the period of time to consummate a Business Combination to April 11, 2022. The Sponsors deposited $1,035,000 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by the Convertible Promissory Notes or convert a portion or all of the total amount into warrants at a price of $0.75 per warrant, which warrants are identical to the Private Placement Warrants issued. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 21, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $783,438, which consists of interest income on investments in the Trust Account of $30,739, change in fair value of conversion option liability of $11,835 and change in fair value of warrant liability gain of $4,377,600 offset by operating costs of $1,005,498, amortization of debt discount of $1,826, initial issuance of private warrants of $2,599,200 and transaction cost allocated to warrant liabilities of $30,212.

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

For the year ended December 31, 2021, cash used in operating activities was $801,330. Net income of $783,438 was affected by transaction cost allocated to warrant liabilities of $30,212, change in fair value of conversion option liability of $11,835, amortization of debt discount of $18,26, change in fair value of warrant liability of $4,377,600, loss on initial issuance of private warrants of $2,599,200 and interest earned on marketable securities held in the Trust Account of $30,739. Changes in operating assets and liabilities provided $204,168 of cash for operating activities.

For the period from February 21, 2020 (inception) through December 31, 2020, cash used in operating activities was $1,276. Net loss of $6,276 was affected by $5,000 in formation cost paid through advances from affiliate of Sponsor.

As of December 31, 2021, we had marketable securities held in the Trust Account of $139,410,739 (including approximately $31,000 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $507,921. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.75 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 20, 2021, we entered in a convertible promissory note with the Sponsors pursuant to which the Sponsors agreed to the loan the Company an aggregate principal amount of $500,000 (the “Convertible Promissory Note”) non-interest-bearing loan that is payable at consummation of a Business Combination. Up to $500,000 of the Convertible Promissory Note may be converted into warrants at a price of $0.75 per warrant at the option of the Sponsors. The warrants would be identical to the Private Placement Warrants.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2022 (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the material weakness described above.

Changes in Internal Control over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jeffrey Chi	53	Chairman and CEO
Chris Ho	34	Chief Financial Officer and Director
Pei Wei Woo	45	Director
Suneel Kaji	52	Director
Steve Myint	63	Director

Jeffrey Chi has served as our Chairman of the Board and Chief Executive Officer since our inception. Dr. Chi co-founded Vickers Ventures Partners in 2005 and is a member of its Investment Committee. From 2013 to April 2017, Dr. Chi also served as the Chairman of the Singapore Venture Capital and Private Equity Association. From 2001 to 2005, Dr. Chi initially served as a Senior Consultant with the Monitor Group and later served as Executive Director with Pegasus Capital.   Dr Chi managed engagements for a wide range of clients in both the public and private sectors. Dr. Chi’s operational background includes working on the management team of an engineering and construction group where he oversaw operations in Singapore, Malaysia, Taiwan and Indonesia from 1992 to 1998. As a result of a personal legal dispute, the Singapore courts issued a Bankruptcy Order against Dr. Chi in November 2021. The legal dispute is in the process of being settled and it is expected that the Order will be annulled soon thereafter. Dr. Chi graduated from the University of Cambridge with First Class Honors in Engineering and has a Ph.D. from the Massachusetts Institute of Technology. He is also a CFA charterholder, and is fluent in English and Mandarin. We believe Dr. Chi is well-qualified to serve on our board of directors due to his experience and relationships and contacts.

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

Pei Wei Woo has served as a member of our board of directors since October 2020.  In 2021, Ms Woo became the CEO & CIO of a single family office headquartered in Singapore, covering multi-asset investing across global markets.  From 2019-2021, Ms. Woo had served as Managing Director of FOSUN, one of the largest conglomerates in China with global businesses in healthcare and consumer products, financial services, tourism, entertainment and real estate. In 2018, Ms. Woo served as Head of all international capital allocation, asset management and investment products at Lu International Pte. Ltd., the global financial technology headquarters for Lufax Holdings, China’s largest online wealth management platform. From 2014 to 2017, she served as Senior Director of CDPQ Asias Pacific PTE Ltd., one of Canada’s largest pension plans. From 2013 to 2014, she served as Vice President of JPMorgan Asset Management. From 2007 to 2012, Ms. Woo was a Director at Cenenium Capital Partners, a single family office in New York. From 1999 to 2017, she was a Director at the Economic Development Board in Singapore. Ms. Woo received a B.Sc. in Economics from London School of Economics and an M.A. in Economics from Yale University. We believe Ms. Woo is well-qualified to serve on our board of directors due to her experience and relationships and contacts.

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

Dr. Steve Myint has served as a member of our board of directors since October 2020. Dr. Myint has served as a Senior Fellow to A*Star, a Singapore research agency for economic oriented research in scientific discovery and innovative technology, since 2010, and a consultant to its commercialization arm, Accelerate. He has also served as an adjunct Professor at Duke-NUS Medical School since 2015. From 2007 to 2009, he was on the Board as Chief Medical Officer at BTG International, one of the United Kingdom’s largest life science companies which was sold to Boston Scientific in 2018. Prior to that, he was R&D Board level Global Medical Director of SmithKline Beecham (which subsequently became part of GlaxoSmithKline) where he was responsible for leading its global development programs. Both of these companies were FTSE100/Fortune 500 companies. He was also an executive Dean of Medicine and Health at the University of Surrey. He was also the co-founder of Innovatum partners, Finland’s first specialist investor in life sciences and advisor in life sciences to Finland’s sovereign wealth fund. He is also founder of 42 and ambassador to Institute of Ethics and Values in Slovenia, both of which promote ethical values in companies and society. He is also chairman of the boards of SGVector and INeX, Singaporean life science companies. Dr. Myint received a MD from London University and a PhD from Wurzburg University. We believe Dr. Myint is well-qualified to serve on our board of directors due to his experience and relationships and contacts.

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

Our board of directors has determined that Pei Wei Woo, Suneel Kaji and Steve Myint are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors [will] have regularly scheduled meetings at which only independent directors are present.

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

During the escrow period, the holders of the Founders’ Shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) to our initial shareholders, officers, directors, consultants or their affiliates, (ii) to an initial shareholder’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our shareholders, including, without limitation, the right to vote their shares and the right to receive cash dividends, if declared. If dividends are declared and payable in shares, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the Founders’ Shares.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our initial shareholders have purchased an aggregate of 3,450,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share.

All of the founders’ shares were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the founders’ shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the founders’ shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. The holders of the founders’ shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination, (B) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to consummation of an initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination and (C) that the founders’ shares shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated.

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

On December 20, 2021, the Sponsors loaned us an aggregate of $500,000 for working capital purposes. On January 6, 2022, the Sponsors deposited an aggregate of $1,035,000 into the Trust Account in the form of a non-interest-bearing loan, as required to provide us an additional three months to consummate an initial business combination pursuant to our amended and restated memorandum and articles of association. On January 27, 2022, the Sponsors loaned us an additional aggregate principal amount of $500,000 for working capital purposes (the “January 2022 Loans”). The  December 2021 Loans, the January 2022 Deposit and the January 2022 Loans were evidenced by the Notes. If we complete an initial business combination, we will, at the option of the Sponsors, repay the amounts evidenced by the Notes or convert a portion or all of the total amount into warrants at a price of $0.75 per warrant, which warrants will be identical to the Private Placement Warrants. If we do not complete a business combination, we will repay such amounts only from funds held outside of the Trust Account. The issuances of the Notes were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Audit Fees. During the year ended December 31, 2021 and for the period from February 21, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $80,000  and $81,000 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from February 21, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021 and for the period from February 21, 2020 (inception) through December 31, 2020, our fees  for our independent registered public accounting firm were approximately $4,000 and $0 for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and for the period from February 21, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.**
4.1	Specimen Unit Certificate.**
4.2	Specimen Ordinary Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
4.6	Description of the Registrant’s Securities.*
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.**
10.4	Registration Rights Agreement**
10.5	Private Warrants Purchase Agreement between the Registrant and Sponsors.**
10.6	Indemnification Agreement.**
10.7	Administrative Services Agreement.**
14	Code of Ethics.**
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-251352 and 333-251927).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2022.

VICKERS VANTAGE CORP. I

By:	/s/ Chris Ho
Chris Ho
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jeffrey Chi	Executive Chairman and Chief Investment Officer	February 24, 2022
Jeffrey Chi

/s/ Chris Ho	Chief Executive Officer and Director	February 24, 2022
Chris Ho	(Principal Executive Officer)

/s/ Pei Wei Woo	Chief Financial Officer	February 24, 2022
Pei Wei Woo	(Principal Financial and Accounting Officer)

/s/ Suneel Kaji	Director	February 24, 2022
Suneel Kaji

/s/ Steve Myint	Director	February 24, 2022
Steve Myint

VICKERS VANTAGE CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Vickers Vantage Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vickers Vantage Corp. I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from February 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from February 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity  needs as well as complete a Business Combination by the close of business on April 11, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statement

As described in Note 10 to the financial statements, the Company’s previously issued January 11, 2021 financial statement has ben restated herein to correct certain misstatements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

February 24, 2022

PCAOB ID Number 100

VICKERS VANTAGE CORP. I

BALANCE SHEETS

DECEMBER 31, 2021

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$507,921	$30,511
Prepaid expenses	4,536	—
Total Current Assets	512,457	30,511

Deferred offering costs	—	168,973
Investments held in Trust Account — US Treasury Securities Money Market Fund	139,410,739	—
TOTAL ASSETS	$139,923,196	$199,484

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$208,704	$—
Accrued offering costs	—	25,760
Advances from related party	—	30,000
Promissory note — related party	—	125,000
Total Current Liabilities	208,704	180,760

Convertible promissory note — related party, net of discount	483,099	—
Conversion option liability	6,892
Warrant liability	3,351,600	—
Deferred underwriting fee payable	5,190,000	—
Total Liabilities	9,240,295	180,760

Commitments and Contingencies
Ordinary shares subject to possible redemption 13,800,000 as of December 31, 2021 and no shares as of December 31, 2020 at redemption value of $10.10	139,380,000	—

Shareholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,450,000 non-redeemable shares issued and outstanding at December 31, 2021 and 2020 (1)	345	345
Additional paid-in capital	—	24,655
Accumulated deficit	(8,697,444)	(6,276)
Total Shareholders’ (Deficit) Equity	(8,697,099)	18,724
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$139,923,196	$199,484

(1)	At December 31, 2020, includes an aggregate of up to 450,000 ordinary shares that are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 6). On January 6, 2021, the Company effected a share capitalization of 0.2 shares for each share outstanding, resulting in 3,450,000 ordinary shares issued and outstanding (see Note 6). All share and per share amounts have been retroactively restated to reflect the share capitalization. As a result of the underwriters’ full exercise of their overallotment option on January 11, 2021, no shares were forfeited.

The accompanying notes are an integral part of the financial statements.

VICKERS VANTAGE CORP. I

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from February 21, 2020 (Inception) Through December 31,
	2021	2020

Operating and formation costs	$1,005,498	$6,276
Loss from operations	(1,005,498)	(6,276)

Other income:
Change in fair value of warrants	4,377,600	—
Loss on initial issuance of private warrants	(2,599,200)	—
Change in fair value of conversion option liability	11,835
Interest expense — debt discount	(1,826)
Transaction costs allocated to warrant liabilities	(30,212)	—
Interest earned on investments held in Trust Account	30,739	—
Total other income, net	1,788,935	—

Net income (loss)	$783,438	$(6,276)

Basic weighted average shares outstanding, ordinary shares (1)	16,820,548	3,000,000

Basic net income (loss) per share, ordinary shares	$0.05	$(0.00)

Diluted weighted average shares outstanding, ordinary shares	16,834,110	3,000,000

Diluted net income (loss) per share, ordinary shares	$0.05	$(0.00)

(1)	At December 31, 2020, excludes an aggregate of up to 450,000 ordinary shares that were subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

VICKERS VANTAGE CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – February 21, 2020 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	1	—	—	—	—

Cancellation of ordinary shares	(1)	—	—	—	—

Issuance of ordinary shares to Sponsor	3,450,000	345	24,655	—	25,000

Net loss	—	—	—	(6,276)	(6,276)

Balance – December 31, 2020 (audited)	3,450,000	$345	$24,655	$(6,276)	$18,724

Accretion of ordinary shares subject to redemption	—	—	(24,655)	(9,474,606)	(9,499,261)

Net income	—	—	—	783,438	783,438

Balance – December 31, 2021 (audited)	3,450,000	$345	$—	$(8,697,444)	$(8,697,099)

The accompanying notes are an integral part of the financial statements.

VICKERS VANTAGE CORP. I

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from February 21, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$783,438	$(6,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid through advances from affiliate of Sponsor	—	5,000
Interest earned on investments held in Trust Account	(30,739)	—
Change in fair value of warrant liability	(4,377,600)	—
Loss on initial issuance of warrant liability	2,599,200
Change in fair value of conversion option liability	(11,835)
Amortization of debt discount	1,826
Transaction costs allocated to private warrants	30,212	—
Changes in operating assets and liabilities:
Prepaid expenses	(4,536)	—
Accounts payable and accrued expenses	208,704	—
Net cash used in operating activities	(801,330)	(1,276)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(139,380,000)	—
Net cash used in investing activities	(139,380,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	135,600,000	—
Proceeds from sale of Private Placement Warrants	5,130,000	—
Advances from related party	25,000	25,000
Repayment of advances from related party	(55,000)	—
Proceeds from promissory note – related party	—	125,000
Repayment of promissory note – related party	(125,000)	—
Proceeds from convertible promissory note – related party	500,000	—
Payment of offering costs	(416,260)	(118,213)
Net cash provided by financing activities	140,658,740	31,787

Net Change in Cash	477,410	30,511
Cash – Beginning of period	30,511	—
Cash – End of period	$507,921	$30,511

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$5,190,000	$—
Offering costs included in accrued offering costs	$—	$25,760
Offering costs paid through promissory note – related party	$—	$25,000

The accompanying notes are an integral part of the financial statements.

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 21, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

On January 6, 2022, the Company extended the period of time to consummate a Business Combination from January 11, 2022 to April 11, 2022. In connection with the extension, the Sponsors deposited $1,035,000 into the trust account in the form of a non-interest bearing loan. The Company will have until April 11, 2022 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by April 11, 2022, the Company may extend the period of time to consummate a Business Combination by an additional three months (until July 11, 2022 to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $1,035,000 ($0.075 per Public Share), on or prior to the date of the applicable deadline, for the three-month extension.

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

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Going Concern and Liquidity

As of December 31, 2021, the Company had $507,921 in its operating bank accounts, and working capital of $303,753. As of December 31, 2021, approximately $31,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2022 (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $8,119,261 were charged to temporary equity upon the completion of the Initial Public Offering, and $30,212 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares, sold in the IPO, features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

At December 31, 2021, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Ordinary shares issuance costs	$(8,119,261)
Plus:
Accretion of carrying value to redemption value	$9,499,261

Ordinary shares subject to possible redemption	$139,380,000

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the public warrants meet the criteria for equity treatment and the private warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants was estimated using a Black-Scholes option pricing formula.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,740,000 ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company, except for the 450,000 founder shares in December 31, 2021 which are no longer forfeitable and thus included for dilutive purposes. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2021	For the Period from February 21, 2020 (Inception) Through December 31, 2020
	Ordinary Shares	Ordinary Shares
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$783,438	$(6,276)
Denominator:
Basic weighted average ordinary shares outstanding	16,820,548	3,000,000
Basic net income (loss) per ordinary share	$0.05	$(0.00)

Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$783,438	$(6,276)
Denominator:
Diluted weighted average ordinary shares outstanding	16,834,110	3,000,000
Diluted net income (loss) per ordinary share	$0.05	$(0.00)

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, other than the derivative warrant liability.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt _Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging _ Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 3 — PUBLIC OFFERING

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

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Advances from Related Party

During 2020, an affiliate of the Sponsors advanced the Company an aggregate of $30,000 to fund expenses in connection with the Initial Public Offering. The advances are non-interest bearing and payable upon demand. As of December 31, 2021 and 2020, there was $0 and $30,000 advances outstanding, respectively. The outstanding amount of $30,000 was repaid on February 26, 2021.

Promissory Note — Related Party

On July 16, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the Sponsors, pursuant to which the Company may borrow up to an aggregate principal amount of $125,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $125,000 was repaid subsequent to the closing of the Initial Public Offering on January 14, 2021. Borrowings under the Promissory Note are no longer available to the Company.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $0.75 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.

On December 20, 2021, the Company entered into two convertible promissory notes with the Sponsors pursuant to which the Sponsors agreed to loan the Company up to an aggregate principal amount of $500,000 (the “Convertible Promissory Notes”). The Convertible Promissory Notes are non-interest bearing and payable upon Business Combination. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Up to $500,000 of the Convertible Promissory Notes may be converted into warrants at a price of $0.75 per warrant at the option of the Sponsors. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the outstanding principal balance under the Convertible Promissory Notes amounted to an aggregate of $500,000. Subsequent to December 31, 2021, on January 6, 2022, the Company borrowed an additional $1,035,000, as discussed below. On January 27, 2022, Company entered into two additional Convertible Promissory Notes with the Sponsors pursuant to which the Sponsors agreed to loan the Company up to an aggregate principal amount of $500,000. Subsequent to December 31, 2021, the principal balance of the Convertible Promissory Notes amounted to an aggregate of $2,035,000 (see Note 11).

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company assessed the provisions of the Convertible Promissory Notes under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability (see Note 9).

The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Notes, which is assumed to mature in April 2022, the Company’s expected Business Combination date. During the year ended December 31, 2021, the Company recorded $1,826 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at December 31, 2021 amounted to $16,901.

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

On January 6, 2022, the Company extended the period of time to consummate a Business Combination to April 11, 2022. The Sponsors deposited $1,035,000 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by the Convertible Promissory Notes or convert a portion or all of the total amount into warrants at a price of $0.75 per warrant, which warrants are identical to the Private Placement Warrants issued. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 3,450,000 shares of ordinary shares issued and outstanding, excluding 13,800,000 ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were 3,450,000 ordinary shares issued or outstanding.

NOTE 8 — WARRANTS

As of December 31, 2021 and 2020, there were 6,900,000 and 0 Public Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

At December 31, 2021 and 2020, there were 6,840,000 and 0 Private Placement Warrants outstanding, respectively. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be exercisable for cash (even if a registration statement covering the issuance of the ordinary shares issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable by the Company, in each case so long as they are held by the initial purchasers or their affiliates.

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At December 31, 2021, assets held in the Trust Account were comprised of $139,410,739 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company did not withdraw any of interest earned on the Trust Account. At December 31, 2020, there were no assets in the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$139,410,739
Liabilities:
Warrant Liability – Private Placement Warrants	3	$3,351,600
Conversion Option Liability (see Note 5)	3	$6,892

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Warrant Liability Measurement

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

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

As of December 31, 2021
Stock price	$10.04
Strike price	$11.50
Term (in years)	5.28
Volatility	8.3%
Risk-free rate	1.28%
Dividend yield	0.0%
Fair value of warrants	$0.49

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on January 11, 2021	7,729,200
Change in valuation inputs or other assumptions	(4,377,600)
Fair value as of December 31, 2021	$3,351,600

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Conversion Option Liability Measurement

The Company assessed the provisions of the Convertible Promissory Notes under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using the compound option pricing model, which is considered to be a Level 3 fair value measurement (See Note 6).

		December 31,	December 20, 2021 (Initial
		2021	Measurement)
Underlying warrant value		$0.0103	$0.0281
Exercise price		$0.75	$0.75
Holding period		0.28	0.31
Risk-free rate	%	1.28%	1.19%
Volatility	%	8.3%	9.3%
Dividend yield	%	0.0%	0.0%

The following table presents the change in the fair value of conversion option liability:

Fair value as of January 1, 2021	$—
Initial measurement on December 20, 2021	18,727
Change in fair value	(11,835)
Fair value as of December 31, 2021	$6,892

NOTE 10 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Restatement 1

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

VICKERS VANTAGE CORP. I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Restatement 2

In addition, in connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. The September 30, 2021 10-Q/A, filed with the SEC on December 8, 2021, includes the restatement of the unaudited March 31, 2021 and June 30, 2021 financial information. Included in the table below is the restatement of the audited IPO Balance Sheet as of January 11, 2021 originally filed on Form 8-K filed with the SEC on January 15, 2021. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

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

The impact of these adjustments to the financial statement, as previously reported, is presented below.

	As
	Previously	Adjustments	Adjustments	As
	Reported	Restatement 1	Restatement 2	Restated
Balance sheet as of February 8, 2021
Warrant Liability	$—	$7,729,200	$—	$7,729,200
Total Liabilities	5,345,000	7,729,200	—	13,074,200
Ordinary Shares Subject to Possible Redemption	129,999,029	(7,729,200)	17,110,171	139,380,000
Ordinary Shares	438	76	(169)	345
Additional Paid-in Capital	5,006,060	2,629,336	(7,635,396)	—
Accumulated Deficit	(6,490)	(2,629,412)	(9,474,606)	(12,110,508)
Total Shareholders’ Equity (Deficit)	$5,000,008	—	$(17,110,171)	$(12,110,163)

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the financial statements.

On January 6, 2022, the Company extended the period of time to consummate a Business Combination to April 11, 2022. The Sponsors deposited $1,035,000 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by the Convertible Promissory Notes or convert a portion or all of the total amount into warrants at a price of $0.75 per warrant, which warrants are identical to the Private Placement Warrants issued. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On January 27, 2022, the Company entered into two additional Convertible Promissory Notes with the Sponsors pursuant to which the Sponsors agreed to loan the Company up to an additional aggregate principal amount of $500,000. The aggregate principal balance of the Convertible Promissory Notes amounted to $2,035,000.

F-19