Form 10-Q
period 2022-03-31
Vickers Vantage Corp. I
filed 2022-05-16
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 17,250,000 ordinary shares, $0.0001 par value, issued and outstanding.

VICKERS VANTAGE CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VICKERS VANTAGE CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$127,440	$507,921
Prepaid expenses	396,901	4,536
Total Current Assets	524,341	512,457

Investments held in Trust Account – US Treasury Securities Money Market Fund	140,447,694	139,410,739
TOTAL ASSETS	$140,972,035	$139,923,196

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$41,003	$208,704
Total Current Liabilities	41,003	208,704

Convertible promissory notes — related party, net of discount	2,025,565	483,099
Conversion option liability	76,788	6,892
Warrant liability	3,762,000	3,351,600
Deferred underwriting fee payable	5,190,000	5,190,000
Total Liabilities	11,095,356	9,240,295

Commitments and Contingencies

Ordinary shares subject to possible redemption 13,800,000 as of March 31, 2022 and December 31, 2021 at redemption value of approximately $10.18 and $10.10, respectively	140,415,000	139,380,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,450,000 non-redeemable shares issued and outstanding at March 31, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(10,538,666)	(8,697,444)
Total Shareholders’ Deficit	(10,538,321)	(8,697,099)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$140,972,035	$139,923,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

Operating and formation costs	$320,415	$165,156
Loss from operations	(320,415)	(165,156)

Other (expense) income:
Change in fair value of warrant liability	(410,400)	4,104,000
Loss on initial issuance of private warrants	—	(2,599,200)
Transaction costs allocated to warrant liabilities	—	(30,212)
Change in fair value of conversion option liability	(69,896)	—
Interest expense — debt discount	(7,466)	—
Interest earned on investments held in Trust Account	1,955	19,421
Total other (expense) income, net	(485,807)	1,494,009

Net (loss) income	$(806,222)	$1,328,853

Weighted average shares outstanding, ordinary shares	17,250,000	15,508,333

Basic and diluted net (loss) income per share, ordinary shares	$(0.05)	$0.09

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,450,000	$345	$—	$(8,697,444)	$(8,697,099)

Accretion of Ordinary shares subject to possible redemption amount	—	—	—	(1,035,000)	(1,035,000)

Net Loss	—	—	—	(806,222)	(806,222)

Balance – March 31, 2022 (unaudited)	3,450,000	$345	$—	$(10,538,666)	$(10,538,321)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	3,450,000	$345	$24,655	$(6,276)	$18,724

Accretion of Ordinary shares subject to possible redemption amount	—	—	(24,665)	(9,474,606)	(9,499,261)

Net Income	—	—	—	1,328,853	1,328,853

Balance – March 31, 2021 (unaudited)	3,450,000	$345	$—	$(8,152,029)	$(8,151,684)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(806,222)	$1,328,853
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,955)	(19,421)
Change in fair value of warrant liability	410,400	(4,104,000)
Loss on initial issuance of warrant liability	—	2,599,200
Change in fair value of conversion option liability	69,896	—
Amortization of debt discount	7,466	—
Transaction costs allocated to private warrants	—	30,212
Changes in operating assets and liabilities:
Prepaid expenses	(392,365)	(346,386)
Accounts payable and accrued expenses	(167,701)	17,210
Net cash used in operating activities	(880,481)	(494,332)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,035,000)	(139,380,000)
Net cash used in investing activities	(1,035,000)	(139,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	135,600,000
Proceeds from sale of Private Placement Warrants	—	5,130,000
Advances from related party	—	25,000
Repayment of advances from related party	—	(55,000)
Proceeds from promissory note – related party	1,535,000	—
Repayment of promissory note – related party	—	(125,000)
Payment of offering costs	—	(416,260)
Net cash provided by financing activities	1,535,000	140,158,740

Net Change in Cash	(380,481)	284,408
Cash – Beginning of period	507,921	30,511
Cash – End of period	$127,440	$314,919

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$5,190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company has one wholly owned subsidiary which was formed on February 2, 2022, Vantage Merger Sub Inc., a Delaware corporation.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 21, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On January 10, 2022, the Company extended the period of time to consummate a Business Combination from January 11, 2022 to April 11, 2022. On April 11, 2022, the Company extended the period of time to consummate a Business Combination to July 11, 2022. In connection with the extensions, the Sponsors deposited an aggregate of $2,070,000 into the trust account in the form of a non-interest-bearing loans. The Company will have until July 11, 2022 to consummate a Business Combination.

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

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

The Sponsors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds deposited into the Trust Account ($10.175 per share).

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

Going Concern and Liquidity

As of March 31, 2022, the Company had $127,440 in its operating bank accounts, and working capital of $483,338. As of March 31, 2022, approximately $33,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2022 (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on February 24, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information because available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company presents its investments in money market funds on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $8,119,261 were charged to temporary equity upon the completion of the Initial Public Offering, and $30,212 of the offering costs were related to the warrant liabilities and charged to the statement of operations for the period ended March 31, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At March 31, 2022 and December 31, 2021, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Ordinary shares issuance costs	(8,119,261)
Plus:
Accretion of carrying value to redemption value	9,499,261
Ordinary shares subject to possible redemption as of December 31, 2021	139,380,000
Plus:
Accretion of carrying value to redemption value	1,035,000
Ordinary shares subject to possible redemption as of March 31, 2022	$140,415,000

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,740,000 ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
	Ordinary Shares	Ordinary Shares
Basic net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(806,222)	$1,328,853
Denominator:
Basic weighted average ordinary shares outstanding	17,250,000	15,508,333
Basic net (loss) income per ordinary share	$(0.05)	$0.09

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, other than the derivative warrant liability and conversion option liability (Note 9).

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Advances from Related Party

During 2020, an affiliate of the Sponsors advanced the Company an aggregate of $30,000 to fund expenses in connection with the Initial Public Offering. The advances are non-interest bearing and payable upon demand. As of March 31, 2022 and December 31, 2021, there was no advances outstanding.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $0.75 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

On January 10, 2022, the Company borrowed an additional $1,035,000, as discussed below. On January 27, 2022, Company entered into two additional Convertible Promissory Notes with the Sponsors pursuant to which the Sponsors agreed to loan the Company up to an aggregate principal amount of $500,000. As of March 31, 2022 and December 31, 2021, the principal balance of the Convertible Promissory Notes amounted to an aggregate of $2,035,000 and $500,000, respectively.

The Company assessed the provisions of the Convertible Promissory Notes under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability (see Note 9).

The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Notes, which is assumed to mature in July 2022. During the three months ended March 31, 2022, the Company recorded $7,466 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at March 31, 2022 and December 31, 2021 amounted to $9,435 and $16,901, respectively.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination by an additional three months. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,035,000 ($0.075 per Public Share in either case), on or prior to the date of the applicable deadline, for each three-month extension.,

On January 10, 2022, the Company extended the period of time to consummate a Business Combination to April 11, 2022. The Sponsors deposited $1,035,000 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by the Convertible Promissory Notes or convert a portion or all of the total amount into warrants at a price of $0.75 per warrant, which warrants are identical to the Private Placement Warrants issued. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On April 11, 2022, the Company extended the period of time to consummate a Business Combination to July 11, 2022. The Sponsors deposited $1,035,000 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by simple promissory notes. If a Business Combination is not consummated, the simple promissory notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Business Combination Merger Agreement

On March 17, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among Scilex Holding Company (“Scilex”), a majority-owned subsidiary of Sorrento Therapeutics, Inc. (Nasdaq: SRNE) (“Sorrento”), VCKA, and Vantage Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of VCKA (“Merger Sub”). Parent and Merger Sub are sometimes referred to collectively as the “Parent Parties.” Pursuant to the Merger Agreement, VCKA will, prior to the closing of the Merger, migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law, as amended and the Cayman Islands Companies Law (the “Domestication”). Thereafter, a business combination between VCKA and Scilex will be effected through the merger of Merger Sub with and into Scilex with Scilex surviving the merger as a wholly owned subsidiary of VCKA (the “Merger”). Upon the closing of the Merger (the “Closing”), it is anticipated that VCKA will change its name to “Scilex Holding Company”. The board of directors of VCKA has (i) approved and declared advisable the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) and the transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the shareholders of VCKA.

The Merger is expected to be consummated by the third quarter of 2022, following the receipt of the required approval by the shareholders of VCKA and Scilex and the satisfaction of certain other customary closing conditions.

Merger Consideration

The total consideration to be paid at Closing (the “Merger Consideration”) by VCKA to Scilex stockholders will be an amount equal to the quotient of (a) the sum of (i) $1,500,000,000 minus (ii) the aggregate amount of Scilex long term debt excluding intercompany debt owed to Sorrento existing as of immediately prior to the date of the closing of the transaction (the “Closing Date”); divided by (b) $10.00, and will be payable in shares of common stock, par value $0.0001 per shares, of VCKA upon its domestication in Delaware (“VCKA Common Stock”). The number of shares of VCKA Common Stock to be paid as Merger Consideration will be determined in accordance with the terms of the Business Combination Agreement and will cause, assuming no public shareholders of VCKA exercise their redemption rights, the current stockholders of Scilex to own approximately 88% of the issued and outstanding VKCA Common Stock as of the Closing Date, assuming no debt adjustment.

At the signing of the Merger Agreement, Scilex has only one class of stock, common stock, par value $0.0001 per share (the “Scilex Common Stock”). Each share of Scilex Common Stock issued and outstanding immediately prior to the consummation of the Merger (other than any dissenting shares) shall be exchanged for and otherwise converted into the right to receive the applicable Merger Consideration per share pursuant to the Merger Agreement. The effective date and time of the Merger is referred to in the Merger Agreement as the effective time (the “Effective Time”).

As of the Effective Time, each Scilex stock option that is then outstanding shall be converted into the right to receive an option relating to VCKA Common Stock upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time; provided that the exercise price per share for each such Scilex stock option shall be equal to the exercise price per share of such Scilex stock option in effect immediately prior to the Effective Time, divided by the Exchange Ratio.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of Scilex with respect to, among other things: (i) corporate existence and power; (ii) authorization to enter into the Merger Agreement and related transactions; (iii) governmental authorization; (iv) non-contravention; (v) capital structure; (vi) organizational documents; (vii) assumed names; (viii) subsidiaries; (ix) financial statements; (x) absence of certain changes; (xi) properties and title to assets; (xii) litigation; (xiii) contracts; (xiv) licenses and permits; (xv) compliance with laws; (xvi) intellectual property; (xvii) customers and suppliers; (xviii) employees and employee benefits; (xix) employment matters; (xx) withholding; (xxi) real property; (xxii) tax matters; (xxiii) environmental laws; (xiv) finders’ fees; (xv) directors and officers; (xvi) certain business practices; (xvii) international trade matters and anti-bribery compliance; (xviii) that Scilex is not an investment company; (xvix) compliance with health care laws and certain contracts; (xxx) insurance; (xxxi) related party transactions; (xxxii) privacy and data security and (xxxiii) exclusivity of representations and warranties.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

The Merger Agreement contains customary representations and warranties of the Parent Parties with respect to, among other things: (i) corporate existence and power; (ii) authorization to enter into the Merger Agreement and related transactions; (iii) governmental authorization; (iv) non-contravention; (v) finders’ fees; (vi) issuance of shares; (vii) capitalization; (viii) information supplied; (ix) amount in the trust account; (x) listing of VCKA securities; (xi) that VCKA is a reporting company; (xii) no market manipulation; (xiii) board approval; (xiv) SEC documents and financial statements; (xv) absence of changes; (xvi) litigation; (xvii) compliance with laws; (xviii) money laundering laws; (xix) OFAC; (xx) that VCKA is not an investment company; (xxi) tax matters; (xxii) contracts; (xxiii) investigation; and (xiv) exclusivity of representations and warranties.

All representations and warranties by all parties shall terminate upon the Effective Time, and no representations, warranties, covenants, obligations or other agreements contained in the Merger Agreement shall survive the Effective Time.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, access to information, cooperation in the preparation of the Registration Statement on Form S-4 (the “Registration Statement”) and Proxy Statement (as each such term is defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders. VCKA has also agreed to include in the Proxy Statement the recommendation of its board that its stockholders approve all of the proposals to be presented at the special meeting.

Conduct between Signing and Closing

Each of VCKA, Merger Sub and Scilex has agreed that from the date of the Merger Agreement until the Closing Date or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate, encourage or engage in any negotiations with any party relating to an Alternative Transaction (as defined in the Merger Agreement), take any action intended to facilitate an Alternative Transaction or approve, recommend or enter into any agreement relating to an Alternative Transaction.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable law or order that makes the transactions contemplated by the Merger Agreement illegal or otherwise prohibits consummation of such transactions; (ii) the Registration Statement shall have become effective under the Securities Act of 1933, as amended (the “Securities Act”); (iii) approval by VCKA’s shareholders of the Merger and related transactions; (iv) approval by Scilex’s stockholders of the Merger and related transactions; and (v) all required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and with any other governmental authority shall have been completed and cleared.

Solely with respect to the Parent Parties, the consummation of the Merger is conditioned upon, among other things: (i) Scilex having duly performed or complied with all of its obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of Scilex being true and correct in all respects unless failure to be true and correct would not have or reasonably be expected to have a Company Material Adverse Effect (as defined in the Merger Agreement) on Scilex’s ability to consummate the Merger and related transactions; (iii) no event having occurred that would result in a Company Material Adverse Effect; (iv) Scilex providing VCKA a certificate from the chief executive officer and chief financial officer of Scilex as to the accuracy of the foregoing conditions; (v) Scilex providing VCKA a certificate from the secretary which has attached true and complete copies of (a) Scilex’s organizational documents, (b) Scilex’s board resolutions approving the Merger Agreement and the transactions contemplated thereby, (c) Scilex’s stockholder written consent approving the Merger Agreement and the transactions contemplated thereby and (d)  certified certificate of good standing; (vi) Scilex shall have executed and delivered to VCKA each Additional Agreement to which it is a party; (vi) Sorrento shall have executed the Registration Rights Agreement (as defined below).

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Solely with respect to Scilex, the consummation of the Merger is conditioned upon, among other things: (i) the Parent Parties having duly performed or complied with all of their obligations under the Merger Agreement in all material respects; (ii) the representations and warranties of the Parent Parties being true and correct in all respects unless failure to be true and correct would not have or reasonably be expected to have a Parent Material Adverse Effect (as defined in the Merger Agreement) on the ability of VCKA or Merger Sub to consummate the Merger and related transactions; (iii)  no event having occurred that would result in a Parent Material Adverse Effect; (iv) each of the Parent Parties providing Scilex a certificate from an authorized officer as to the accuracy of the foregoing conditions; (v) VCKA having been in material compliance with reporting requirements under the Securities Act and the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (vi) each of VCKA the Parent Parties shall have executed and delivered to Scilex each Additional Agreement to which it is a party; (vii) the directors designated by Scilex shall have been appointed to the board of directors of VCKA in accordance with the terms of the Merger Agreement, effective as of the Closing Date; (viii) VCKA shall remain listed on Nasdaq and the additional listing application for the VCKA Common Stock issued in connection with the Merger shall have been approved by Nasdaq, and VCKA not having received any written notice from Nasdaq that it has failed, or would reasonably be expected to fail to meet the Nasdaq listing requirements as of the Closing Date for any reason, where such notice has not been subsequently withdrawn by Nasdaq or the underlying failure appropriately remedied or satisfied; (ix) after giving effect to the Merger, VCKA shall have at least $5,000,001 in net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act); (x) the Domestication shall have been completed as provided in the Merger Agreement  and a time-stamped copy of the certificate issued by the Secretary of State of the State of Delaware in relation thereto shall have been delivered to the Company; and (xi) the Investment Management Trust Agreement (as defined in the Merger Agreement) shall have been amended solely to the extent necessary to enable the intended effects of the Amended Underwriting Agreement (as defined in the Merger Agreement) without breach of, or other conflict with, the Investment Management Trust Agreement as so amended.

Termination

The Merger Agreement may be terminated as follows:

i.	By the mutual consent of VCKA and Scilex;

ii.	by VCKA, if any of the representations or warranties of Scilex set forth in the Merger Agreement shall not be true and correct, or if Scilex has failed to perform any covenant or agreement set forth in the Merger Agreement (including an obligation to consummate the Merger), in each case such that the conditions to closing would not be satisfied and the breach or breaches causing such representations or warranties not to be true and correct, or the failure to perform any covenant or agreement, as applicable, are not cured (or waived by VCKA) by the earlier of (i) the Outside Date (as defined below) or (ii) 30 days after written notice thereof is delivered to Scilex; provided, however that VCKA is not then in material breach of any representation, warranty, covenant, or obligation in the Merger Agreement, which breach has not been cured;

iii.	by Scilex, if any of the representations or warranties of VCKA or Merger Sub set forth in the Merger Agreement shall not be true and correct, or if VCKA or Merger Sub has failed to perform any covenant or agreement set forth in the Merger Agreement (including an obligation to consummate the Merger), in each case such that the conditions to closing would not be satisfied and the breach or breaches causing such representations or warranties not to be true and correct, or the failure to perform any covenant or agreement, as applicable, are not cured (or waived by Scilex) by the earlier of (i) the Outside Date or (ii) 30 days after written notice thereof is delivered to VCKA; provided, however that Scilex is not then in material breach of any representation, warranty, covenant, or obligation in the Merger Agreement, which breach has not been cured;

iv.	by either VCKA or Scilex

a.	on or after July 11, 2022 (the “Outside Date”), if the Merger shall not have been consummated prior to the Outside Date; provided that if an Extension Amendment (as defined in the Merger Agreement) shall be in effect, the Outside Date shall be the Extension Date (as defined in the Merger Agreement); provided, however, that the right to terminate this Agreement under Section 9.1(d)(i) of the Merger Agreement shall not be available to a party if the failure of the Merger to have been consummated before the Outside Date (or the Extension Date if applicable) was due to such party’s breach of or failure to perform any of its covenants or agreements set forth in the Merger Agreement; or

b.	if any applicable law or order that makes the transactions contemplated by the Merger Agreement illegal or otherwise prohibits consummation of such transactions shall have become final and non-appealable;

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

v.	by Scilex if VCKA has not received approval from its stockholders of the Merger and related transactions at the Parent Special Meeting (as defined in the Merger Agreement), unless such meeting has been adjourned or postponed, in which case at the final adjournment or postponement thereof;

vi.	by VCKA if the Scilex stockholder written consent approving the Merger and related transactions shall not have been obtained within five business days following the Registration Statement being declared effective by the Securities and Exchange Commission (the “SEC”), provided that upon Scilex receiving such stockholder approval, prior to the termination by VCKA of the Merger Agreement, VCKA will no longer have this right to so terminate; or

vii.	by VCKA, in the event that Scilex’s audited financial statements for 2020 and 2021 have not been delivered to the Parent Parties on or before March 31, 2022 and remain undelivered prior to the termination of the Merger Agreement

Sponsor Support Agreement

Concurrently with the execution of the Merger Agreement, VCKA, Scilex and certain stockholders of VCKA entered into a certain Sponsor Support Agreement dated March 17, 2022 (the “Sponsor Support Agreement”) pursuant to which those certain VCKA shareholders who are parties thereto agreed to vote all shares of VCKA Ordinary Shares beneficially owned by them, including any additional shares of VCKA they acquire ownership of or the power to vote, in favor of the Merger and related transactions.

Company Stockholder Support Agreement

Concurrently with the execution of the Merger Agreement, VCKA, Scilex and Sorrento entered into a certain Company Stockholder Support Agreement dated March 17, 2022 (the “Company Stockholder Support Agreements”), pursuant to which Sorrento agreed to vote all Scilex Common Stock beneficially owned by it, including any additional shares of Scilex it acquires ownership of or the power to vote, in favor of the Merger and related transactions.

Underwriting Agreement Amendment

On March 17, 2022, VCKA and Maxim Group, LLC, the representative of the underwriters for the VCKA initial public offering (“Maxim”) entered into an amendment (the “UWA Amendment”) of the underwriting agreement between VCKA and Maxim dated January 6, 2021. The UWA Amendment provides for a potential deferral of the Deferred Underwriting Commission (as defined in the UWA Amendment) as follows:

If in connection with the consummation of a business combination, after redemptions of Ordinary Shares by VCKA’s shareholders, the balance in the trust account is $25,000,000 or less, then the Deferred Underwriting Commission will be payable as follows:

(A)	50% of the Deferred Underwriting Commission will be payable to Maxim directly from the trust account; and

(B)	the remaining 50% of the Deferred Underwriting Commission will be payable to Maxim in the form of a Promissory Note on or before the one-year anniversary of the effective date of a Business Combination.

Maxim has also agreed to enter into any such amendment to the Investment Management Trust Agreement (as defined in the Merger Agreement) as may be required to effectuate the intent of the UWA Amendment.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Agreements to be Executed at Closing

The Merger Agreement contemplates that, at or prior to the Closing, VCKA and Sorrento will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), whereby, subject to certain customary exceptions, the parties will agree, among other things, not to transfer any shares of VCKA Common Stock or any security convertible into or exercisable or exchanged for VCKA Common Stock beneficially owned or owned of record by such holder until the date that is the earlier of (i) one hundred eighty (180) days from the date of the Registration Rights Agreement or (ii) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of VCKA Common Stock for cash, securities or other property. The Registration Rights Agreement will govern the registration of certain shares of VCKA Common Stock for resale and be effective as of the Closing.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,450,000 shares of ordinary shares issued and outstanding, excluding 13,800,000 ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 6,900,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

At March 31, 2022 and December 31, 2021, there were 6,840,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be exercisable for cash (even if a registration statement covering the issuance of the ordinary shares issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable by the Company, in each case so long as they are held by the initial purchasers or their affiliates.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $140,447,694 and $139,410,739, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company did not withdraw any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$140,447,694	$139,410,739
Liabilities:
Warrant Liability – Private Placement Warrants	3	$3,762,0000	$3,351,600
Conversion Option Liability (see Note 5)	3	$76,788	$6,892

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2022 and 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of March 31, 2022	As of December 31, 2021
Stock price	$10.18	$10.04
Strike price	$11.50	$11.50
Term (in years)	5.50	5.28
Volatility	5.3%	8.3%
Risk-free rate	2.40%	1.28%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.55	$0.49

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on January 11, 2021	7,729,200
Change in valuation inputs or other assumptions	(4,104,000)
Fair value of as of March 31, 2021	3,625,200
Change in valuation inputs or other assumptions	(273,600)
Fair value of as of December 31, 2021	3,351,600
Change in valuation inputs or other assumptions	410,400
Fair value as of March 31, 2022	$3,762,000

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

Conversion Option Liability Measurement

The Company assessed the provisions of the Convertible Promissory Notes under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using the compound option pricing model, which is considered to be a Level 3 fair value measurement (See Note 6).

	March 31,	December 31,
	2022	2022
Underlying warrant value	$0.0283	$0.0103
Exercise price	$0.75	$0.75
Holding period	0.50	0.28
Risk-free rate	2.40%	1.28%
Volatility	5.3%	8.3%
Dividend yield	0.0%	0.0%

The following table presents the change in the fair value of conversion option liability:

Conversion Option Liability
Fair value as of January 1, 2021	$—
Initial measurement on December 20, 2021	18,727
Change in valuation inputs or other assumptions	(11,835)
Fair value of as of December 31, 2021	6,892
Initial measurement on January 10, 2022	—
Initial measurement on January 27, 2022	—
Change in valuation inputs or other assumptions	69,896
Fair value as of March 31, 2022	$76,788

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 11, 2022, the Company entered into two promissory notes with the Sponsors pursuant to which the Sponsors agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Simple Promissory Notes”). The Simple Promissory Notes are non-interest bearing and payable upon Business Combination. If a Business Combination is not consummated, the Simple Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Vickers Vantage Corp. I References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On January 10, 2022, we extended the period of time to consummate a Business Combination to April 11, 2022. The Sponsors deposited $1,035,000 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by the Convertible Promissory Notes or convert a portion or all of the total amount into warrants at a price of $0.75 per warrant, which warrants are identical to the Private Placement Warrants issued. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 21, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $806,222, which consists of change in fair value of conversion option liability of $69,896, change in fair value of warrant liability gain of $410,400, amortization of debt discount of $7,466 and operating costs of $320,415, offset by interest income on investments in the Trust Account of $1,955

For the three months ended March 31, 2021, we had a net income of $1,328,853, which consists of by interest income on investments in the Trust Account of $19,421 and change in fair value of warrant liability gain $4,104,000 offset by operating costs of $165,156, initial issuance of private warrants of $2,599,200 and transaction cost allocated to warrant liabilities of $30,212.

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

For the three months ended March 31, 2022, cash used in operating activities was $880,481. Net loss of $806,222 was affected by change in fair value of conversion option liability of $69,896, change in fair value of warrant liability gain of $410,400, amortization of debt discount of $7,466 and interest income on investments in the Trust Account of $1,955. Changes in operating assets and liabilities used $560,066 of cash for operating activities.

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

As of March 31, 2022, we had marketable securities held in the Trust Account of $140,447,694 (including approximately $1,955 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $127,440. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.75 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, we entered in convertible promissory notes with the Sponsors pursuant to which the Sponsors agreed to the loan the Company an aggregate principal amount of $2,035,000 (the “Convertible Promissory Notes”) non-interest-bearing loan that is payable at consummation of a Business Combination. Up to $2,035,000 of the Convertible Promissory Note may be converted into warrants at a price of $0.75 per warrant at the option of the Sponsors. The warrants would be identical to the Private Placement Warrants.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through July 11, 2022 (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements. In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the condensed consolidated financial statements.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to the material weakness described above.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

No.	Description of Exhibit
1.1+	Amendment to Underwriting Agreement dated as of March 17, 2022 by and among Maxim Group LLC as representative of the underwriters named on Schedule A of the Agreement, and Vickers Vantage Corp. I.
2.1+	Merger Agreement dated as of March 17, 2022 by and among Vickers Vantage Corp I., Vantage Merger Sub, Inc. and Scilex Holding Company.
10.1+	Sponsor Support Agreement dated as of March 17, 2022 by and among Vickers Vantage Corp I., and each of the Persons set forth on Schedule I attached thereto.
10.2+	Company Stockholder Support Agreement dated as of March 17, 2022 by and among Sorrento Therapeutics, Inc., Scilex Holding Company and Vickers Vantage Corp. I.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 21, 2022
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICKERS VANTAGE CORP. I

Date: May 16, 2022	By:	/s/ Jeffrey Chi
	Name:	Jeffrey Chi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Chris Ho
	Name:	Chris Ho
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)