Form 10-Q
period 2022-06-30
Vickers Vantage Corp. I
filed 2022-08-12
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 13,176,395 ordinary shares, $0.0001 par value, issued and outstanding.

VICKERS VANTAGE CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VICKERS VANTAGE CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$351,272	$507,921
Prepaid expenses	261,576	4,536
Total Current Assets	612,848	512,457

Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	141,686,598	139,410,739
TOTAL ASSETS	$142,299,446	$139,923,196

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$598,646	$208,704
Total Current Liabilities	598,646	208,704

Convertible promissory notes — related party, net of discount	2,033,845	483,099
Conversion option liability	—	6,892
Simple promissory notes	2,000,000	—
Mandatorily redeemable ordinary shares liability	41,824,292	—
Warrant liability	1,231,200	3,351,600
Deferred underwriting fee payable	5,190,000	5,190,000
Total Liabilities	52,877,983	9,240,295

Commitments and Contingencies

Ordinary shares subject to possible redemption 9,726,395 and 13,800,000 as of June 30, 2022 and December 31, 2021, respectively, at redemption value	100,186,194	139,380,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,450,000 non-redeemable shares issued and outstanding at June 30, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(10,765,076)	(8,697,444)
Total Shareholders’ Deficit	(10,764,731)	(8,697,099)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$142,299,446	$139,923,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating and formation costs	$1,434,136	$172,140	$1,754,551	$337,296
Loss from operations	(1,434,136)	(172,140)	(1,754,551)	(337,296)

Other income (expense):
Change in fair value of warrant liability	2,530,800	(68,400)	2,120,400	4,035,600
Loss on initial issuance of private warrants	—	—	—	(2,599,200)
Transaction costs allocated to warrant liabilities	—	—	—	(30,212)
Change in fair value of conversion option liability	76,788	—	6,892	—
Interest on mandatorily redeemable ordinary shares liability	192,049	—	192,049	—
Interest expense — debt discount	(8,280)	—	(15,746)	—
Income earned on investments held in Trust Account	203,904	6,791	205,859	26,212
Total other income (expense), net	2,995,261	(61,609)	2,509,454	1,432,400

Net income (loss)	$1,561,125	$(233,749)	$754,903	$1,095,104

Weighted average shares outstanding, ordinary shares	17,205,235	17,250,000	17,227,494	16,391,664

Basic and diluted net income (loss) per share, ordinary shares	$0.09	$(0.01)	$0.04	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,450,000	$345	$—	$(8,697,444)	$(8,697,099)

Accretion of Ordinary shares subject to possible redemption amount	—	—	—	(1,035,000)	(1,035,000)

Net loss	—	—	—	(806,222)	(806,222)

Balance – March 31, 2022 (unaudited)	3,450,000	$345	$—	$(10,538,666)	$(10,538,321)

Mandatorily redeemable ordinary shares	—	—	—	(192,049)	(192,049)

Accretion of Ordinary shares subject to possible redemption amount	—	—	—	(1,595,486)	(1,595,486)

Net income	—	—	—	1,561,125	1,561,125

Balance – June 30, 2022 (unaudited)	3,450,000	$345	$—	$(10,765,076)	$(10,764,731)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	3,450,000	$345	$24,655	$(6,276)	$18,724

Accretion of Ordinary shares subject to possible redemption amount	—	—	(24,665)	(9,474,606)	(9,499,261)

Net income	—	—	—	1,328,853	1,328,853

Balance – March 31, 2021 (unaudited)	3,450,000	$345	$—	$(8,152,029)	$(8,151,684)

Net loss	—	—	—	(233,749)	(233,749)

Balance – June 30, 2021 (unaudited)	3,450,000	$345	$—	$(8,385,778)	$(8,385,433)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$754,903	$1,095,104
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(205,859)	(26,212)
Interest on mandatorily redeemable ordinary shares liability	(192,049)	—
Change in fair value of warrant liability	(2,120,400)	(4,035,600)
Loss on initial issuance of private warrants	—	2,599,200
Change in fair value of conversion option liability	(6,892)	—
Amortization of debt discount	15,746	—
Transaction costs allocated to warrant liabilities	—	30,212
Changes in operating assets and liabilities:
Prepaid expenses	(257,040)	(234,359)
Accounts payable and accrued expenses	389,942	20,025
Net cash used in operating activities	(1,621,649)	(551,630)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,070,000)	(139,380,000)
Net cash used in investing activities	(2,070,000)	(139,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	135,600,000
Proceeds from sale of Private Placement Warrants	—	5,130,000
Advances from related party	—	25,000
Repayment of advances from related party	—	(55,000)
Proceeds from convertible promissory note – related party	1,535,000	—
Proceeds from simple promissory note – related party	2,000,000	—
Repayment of promissory note – related party	—	(125,000)
Payment of offering costs	—	(416,260)
Net cash provided by financing activities	3,535,000	140,158,740

Net Change in Cash	(156,649)	227,110
Cash – Beginning of period	507,921	30,511
Cash – End of period	$351,272	$257,621

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$5,190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 21, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and in connection therewith entering into the Merger Agreement, which is described below in Note 6. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On January 10, 2022, the Company extended the period of time to consummate a Business Combination from January 11, 2022 to April 11, 2022. On April 11, 2022, the Company extended the period of time to consummate a Business Combination to July 11, 2022. On July 11, 2022, the Company extended the period of time to consummate a Business Combination to August 11, 2022 and without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to five times by an additional one month each time after, upon five days’ advance notice prior to the applicable deadlines, until January 11, 2023. As of the date of this filing, the Company has extended the period of time to consummate a Business Combination to September 11, 2022. In connection with the extensions, the Sponsors deposited an aggregate of $2,717,776 into the trust account in the form of a non-interest-bearing loans as of the date of this filing. The Company will have until September 11, 2022 to consummate a Business Combination. As a result, an aggregate of $141,587,959 as of June 30, 2022 is held in the Trust Account.

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

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (anticipated to be $10.32 per Public Share as of the date of this filing), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

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

If the Company has not completed a Business Combination within the Combination Period and shareholders do not further extend such period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Going Concern and Liquidity

As of June 30, 2022, the Company had $351,272 in its operating bank accounts, and working capital of $14,202. As of June 30, 2022, approximately $237,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through September 11, 2022  (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JUNE 30, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on February 24, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company presents its investments in money market funds on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $8,119,261 were charged to temporary equity upon the completion of the Initial Public Offering, and $30,212 of the offering costs were related to the warrant liabilities and charged to the statement of operations for the period ended June 30, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At June 30, 2022 and December 31, 2021, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Ordinary shares issuance costs	(8,119,261)
Plus:
Accretion of carrying value to redemption value	9,499,261
Ordinary shares subject to possible redemption as of December 31, 2021	139,380,000
Less:
Mandatorily redeemable ordinary shares	(41,824,292)
Plus:
Accretion of carrying value to redemption value	2,630,486
Ordinary shares subject to possible redemption as of June 30, 2022	$100,186,194

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Mandatorily redeemable ordinary shares are excluded from the weighted average number of ordinary shares outstanding.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,740,000 ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	Ordinary Shares
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,561,125	$(233,749)	$754,903	$1,095,104
Denominator:
Basic weighted average ordinary shares outstanding	17,205,235	17,250,000	17,227,494	16,391,664
Basic net income (loss) per ordinary share	$0.09	$(0.01)	$0.04	$0.07

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

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

JUNE 30, 2022

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

Advances from Related Party

During 2020, an affiliate of the Sponsors advanced the Company an aggregate of $30,000 to fund expenses in connection with the Initial Public Offering. The advances are non-interest bearing and payable upon demand. As of June 30, 2022 and December 31, 2021, there was no advances outstanding.

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

On December 20, 2021, the Company entered issued two convertible promissory notes to the Sponsors to evidence Working Capital Loans pursuant to which the Sponsors agreed to loan the Company up to an aggregate principal amount of $500,000 (the “Convertible Promissory Notes”). The Convertible Promissory Notes are non-interest bearing and payable upon Business Combination. If a Business Combination is not consummated, the Convertible Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. Up to $500,000 of the Convertible Promissory Notes may be converted into warrants at a price of $0.75 per warrant at the option of the Sponsors. The warrants would be identical to the Private Placement Warrants.

On January 10, 2022, the Company borrowed an additional $1,035,000, as discussed below. On January 27, 2022, Company entered into two additional Convertible Promissory Notes with the Sponsors pursuant to which the Sponsors agreed to loan the Company up to an aggregate principal amount of $500,000. As of June 30, 2022 and December 31, 2021, the principal balance of the Convertible Promissory Notes amounted to an aggregate of $2,035,000 and $500,000, respectively.

The Company assessed the provisions of the Convertible Promissory Notes under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability (see Note 9).

The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Notes, which is assumed to mature in at Business Combination. During the three and six months ended June 30, 2022, the Company recorded $8,280 and $15,746 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at June 30, 2022 and December 31, 2021 amounted to $1,155 and $16,901, respectively.

On April 11, 2022, the Company entered into two simple promissory notes with the Sponsors pursuant to which the Sponsors agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Simple Promissory Notes”). The Simple Promissory Notes are non-interest bearing and payable upon Business Combination. If a Business Combination is not consummated, the Simple Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. On April 18, 2022, the Company entered into two additional Simple Promissory Notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $500,000. As of June 30, 2022 and December 31, 2021, the principal balance of the Simple Promissory Notes amounted to an aggregate of $2,000,000 and $0, respectively.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On July 11, 2022, the Company extended the period of time to consummate a Business Combination to August 11, 2022. The Sponsors deposited $323,888 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by simple promissory notes. If a Business Combination is not consummated, the simple promissory notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

JUNE 30, 2022

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

JUNE 30, 2022

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

JUNE 30, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At June 30, 2022, there were 3,450,000 shares of ordinary shares issued and outstanding, excluding 4,073,605 mandatorily redeemable ordinary shares which are presented as liabilities and 9,726,395 ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2021, there were 3,450,000 shares of ordinary shares issued and outstanding, excluding 13,800,000 ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there were 6,900,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, there were 6,840,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be exercisable for cash (even if a registration statement covering the issuance of the ordinary shares issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable by the Company, in each case so long as they are held by the initial purchasers or their affiliates.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $141,686,598 and $139,410,739, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company did not withdraw any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$141,686,598	$139,410,739
Liabilities:
Warrant Liability – Private Placement Warrants	3	$1,231,200	$3,351,600
Conversion Option Liability (see Note 5)	3	$—	$6,892

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2022 and 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of June 30, 2022	As of December 31, 2021
Stock price	$10.22	$10.04
Strike price	$11.50	$11.50
Term (in years)	5.00	5.28
Volatility	0.0%	8.3%
Risk-free rate	3.10%	1.28%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.18	$0.49

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on January 11, 2021	7,729,200
Change in valuation inputs or other assumptions	(4,104,000)
Fair value of as of March 31, 2021	3,625,200
Change in valuation inputs or other assumptions	68,400
Fair value of as of June 30, 2021	3,693,600
Change in valuation inputs or other assumptions	(342,000)
Fair value of as of December 31, 2021	3,351,600
Change in valuation inputs or other assumptions	410,400
Fair value as of March 31, 2022	3,762,000
Change in valuation inputs or other assumptions	(2,530,800)
Fair value as of June 30, 2022	$1,231,200

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

Conversion Option Liability Measurement

The Company assessed the provisions of the Convertible Promissory Notes under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using the compound option pricing model, which is considered to be a Level 3 fair value measurement (See Note 6).

	As of June 30,	As of December 31,
	2022	2021
Underlying warrant value	$0.0000	$0.0103
Exercise price	$0.75	$0.75
Holding period	0.50	0.28
Risk-free rate	3.10%	1.28%
Volatility	5.3%	8.3%
Dividend yield	0.0%	0.0%

The following table presents the change in the fair value of conversion option liability:

Conversion Option Liability
Fair value as of January 1, 2021	$—
Initial measurement on December 20, 2021	18,727
Change in valuation inputs or other assumptions	(11,835)
Fair value of as of December 31, 2021	6,892
Initial measurement on January 10, 2022	—
Initial measurement on January 27, 2022	—
Change in valuation inputs or other assumptions	69,896
Fair value as of March 31, 2022	$76,788
Change in valuation inputs or other assumptions	(76,788)
Fair value as of June 30, 2022	$—

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

On June 30, 2022, the Company held an extraordinary general meeting of its shareholders (the “Meeting”), to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to (i) extend the date by which the Company has to consummate an initial business combination from July 11, 2022 (the “Original Termination Date”) to August 11, 2022 (the “Extended Date”) and (ii) allow the Company without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to five times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until January 11, 2023 or a total of up to six months after the Original Termination Date (the “Extension Proposal”). The Company’s shareholders approved the Extension Amendment at the Meeting. On July 5, 2022, the Company filed the Extension Amendment with the Cayman Islands Registrar of Companies.

In connection with its solicitation of proxies in connection with the Extension Proposal, the Company was required to permit its public shareholders to redeem their ordinary shares. Of the 13,800,000 ordinary shares outstanding with redemption rights, the holders of 4,073,605 ordinary shares elected to redeem their shares at a per share redemption price of $10.25. As a result, approximately $41.8 million will be removed from the Trust Account to pay such holders and approximately $99.8 million will remain in the Trust Account. Following the redemptions, the Company will have 9,726,395 ordinary shares with redemption rights outstanding and the Company will deposit $323,888 (or approximately $0.0333 per ordinary share that remains outstanding) for each calendar month, or portion thereof, that is needed by the Company to complete an initial business combination from July 11, 2022.

As of the date of this filing, the company deposited an aggregate of $647,776 into the Trust Account to extend the date to consummate a business combination to September 11, 2022.

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

On April 11, 2022, we extended the period of time to consummate a Business Combination to July 11, 2022. The Sponsors deposited $1,035,000 into the Trust Account made in the form of non-interest-bearing loans. On July 11, 2022, we extended the period of time to consummate a Business Combination to August 11, 2022. The Sponsors deposited $323,888 into the Trust Account made in the form of non-interest-bearing loans If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by the Simple Promissory Notes. If a Business Combination is not consummated, the Simple Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On June 30, 2022, we held an extraordinary general meeting of its shareholders (the “Meeting”), to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to (i) extend the date by which the Company has to consummate an initial business combination from July 11, 2022 (the “Original Termination Date”) to August 11, 2022 (the “Extended Date”) and (ii) allow the Company without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to five times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until January 11, 2023 or a total of up to six months after the Original Termination Date (the “Extension Proposal”). The Company’s shareholders approved the Extension Amendment at the Meeting. On July 5, 2022, the Company filed the Extension Amendment with the Cayman Islands Registrar of Companies.

In connection with its solicitation of proxies in connection with the Extension Proposal, the Company was required to permit its public shareholders to redeem their ordinary shares. Of the 13,800,000 ordinary shares outstanding with redemption rights, the holders of 4,073,605 ordinary shares elected to redeem their shares at a per share redemption price of $10.25. As a result, approximately $41.8 million will be removed from the Trust Account to pay such holders and approximately $99.8 million will remain in the Trust Account. Following the redemptions, the Company will have 9,726,395 ordinary shares with redemption rights outstanding and the Company will deposit approximately $323,888 (or approximately $0.0333 per ordinary share that remains outstanding) for each calendar month, or portion thereof, that is needed by the Company to complete an initial business combination from July 11, 2022.

As of the date of this filing, the company deposited an aggregate of $647,776 into the Trust Account to extend the date to consummate a business combination to September 11, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 21, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,561,125, which consists of change in fair value of conversion option liability of $76,788, change in fair value of warrant liability gain of $2,530,800, interest on mandatorily redeemable ordinary shares liability of $192,049, and income on investments in the Trust Account of $203,904, offset by amortization of debt discount of $8,280 and operating costs of $1,434,136.

For the six months ended June 30, 2022, we had net income of $754,903, which consists of change in fair value of conversion option liability of $6,892, change in fair value of warrant liability gain of $2,120,400, interest on mandatorily redeemable ordinary shares liability of $192,049, and income on investments in the Trust Account of $205,859, offset by amortization of debt discount of $15,746 and operating costs of $1,754,551.

For the three months ended June 30, 2021, we had a net loss of $233,749, which consists of by operating costs of $172,140 and change in fair value of warrant liability gain $68,400 offset by interest income on investments in the Trust Account of $6,791.

For the six months ended June 30, 2021, we had a net income of $1,095,104, which consists of by interest income on investments in the Trust Account of $26,212 and change in fair value of warrant liability gain $4,035,600 offset by operating costs of $337,296, initial issuance of private warrants of $2,599,200 and transaction cost allocated to warrant liabilities of $30,212.

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

For the six months ended June 30, 2022, cash used in operating activities was $1,621,649. Net income of $754,903 was affected by change in fair value of conversion option liability of $6,892, change in fair value of warrant liability gain of $2,120,400, amortization of debt discount of $15,746, interest on mandatorily redeemable ordinary shares liability of $192,049, and income on investments in the Trust Account of $205,859. Changes in operating assets and liabilities provided $132,902 of cash for operating activities.

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

As of June 30, 2022, we had marketable securities held in the Trust Account of $141,686,598 (including $237,598 of income from money market funds, which are primarily invested in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $351,272. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.75 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, we entered in convertible promissory notes with the Sponsors pursuant to which the Sponsors agreed to the loan the Company an aggregate principal amount of $2,035,000 (the “Convertible Promissory Notes”) non-interest-bearing loan that is payable at consummation of a Business Combination. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $0.75 per warrant at the option of the Sponsors. The warrants would be identical to the Private Placement Warrants.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through September 11, 2022 (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective in our internal control over financial reporting.

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

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

Except as discussed below. there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed below, which was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of March 31, 2022.

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

Item 5. Other Information

During the quarter ended June 30, 2022, the Company issued simple promissory notes in the aggregate amount of $2,000,000 to the Sponsors for the extension and working capital. If the Company does not consummate a Business Combination the notes will not be repaid and all amounts owed under the notes will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. The issuance of the notes was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

No.	Description of Exhibit
3.1+	Extension Amendment, dated June 30, 2022, to the Amended and Restated Memorandum and Articles of Association of Vickers Vantage Corp. I+
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Incorporated by reference to the Issuer’s Current Report on Form 8-K filed on July 5, 2022.

PART III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VICKERS VANTAGE CORP. I

Date: August 12, 2022	By:	/s/ Jeffrey Chi
	Name:	Jeffrey Chi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Chris Ho
	Name:	Chris Ho
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)