Form 10-Q
period 2022-09-30
Vickers Vantage Corp. I
filed 2022-11-04
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 4, 2022, there were 13,176,395 ordinary shares, $0.0001 par value, issued and outstanding.

VICKERS VANTAGE CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VICKERS VANTAGE CORP. I

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$34,961	$507,921
Prepaid expenses	130,788	4,536
Total Current Assets	165,749	512,457

Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	101,293,086	139,410,739
TOTAL ASSETS	$101,458,835	$139,923,196

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$809,292	$208,704
Total Current Liabilities	809,292	208,704

Convertible promissory notes — related party, net of discount	2,035,000	483,099
Conversion option liability	—	6,892
Simple promissory notes	2,971,667	—
Mandatorily redeemable ordinary shares liability	—	—
Warrant liability	1,162,800	3,351,600
Deferred underwriting fee payable	5,190,000	5,190,000
Total Liabilities	12,168,759	9,240,295

Commitments and Contingencies

Ordinary shares subject to possible redemption 9,726,395 and 13,800,000 as of September 30, 2022 and December 31, 2021, respectively, at redemption value of $10.41 and $10.00, respectively, per share	101,293,086	139,380,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,450,000 non-redeemable shares issued and outstanding at September 30, 2022 and December 31, 2021	345	345
Additional paid-in capital	—	—
Accumulated deficit	(12,003,355)	(8,697,444)
Total Shareholders’ Deficit	(12,003,010)	(8,697,099)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$101,458,835	$139,923,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating and formation costs	$657,746	$283,346	$2,412,297	$620,642
loss from operations	(657,746)	(283,346)	(2,412,297)	(620,642)

Other income (expense):
Change in fair value of warrant liability	68,400	(1,162,800)	2,188,800	2,872,800
Loss on initial issuance of private warrants	—	—	—	(2,599,200)
Transaction costs allocated to warrant liabilities	—	—	—	(30,212)
Change in fair value of conversion option liability	—	—	6,892	—
Interest on mandatorily redeemable ordinary shares liability	—	—	192,049	—
Interest expense — debt discount	(1,155)	—	(16,901)	—
Income earned on investments held in Trust Account	459,114	1,794	664,973	28,006
Total other income (expense), net	526,359	(1,161,006)	3,035,813	271,394

Net (loss) income	$(131,387)	$(1,444,352)	$623,516	$(349,248)

Weighted average shares outstanding, ordinary shares	13,176,395	17,250,000	15,862,288	16,675,824

Basic and diluted net (loss) income per share, ordinary shares	$(0.01)	$(0.08)	$0.04	$(0.02)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,450,000	$345	$—	$(8,697,444)	$(8,697,099)

Accretion of Ordinary shares subject to possible redemption amount	—	—	—	(1,035,000)	(1,035,000)

Net loss	—	—	—	(806,222)	(806,222)

Balance – March 31, 2022 (unaudited)	3,450,000	$345	$—	$(10,538,666)	$(10,538,321)

Mandatorily redeemable ordinary shares	—	—	—	(192,049)	(192,049)

Accretion of Ordinary shares subject to possible redemption amount	—	—	—	(1,595,486)	(1,595,486)

Net income	—	—	—	1,561,125	1,561,125

Balance – June 30, 2022 (unaudited)	3,450,000	$345	$—	$(10,765,076)	$(10,764,731)

Accretion of Ordinary shares subject to possible redemption amount	—	—	—	(1,106,892)	(1,106,892)

Net loss	—	—	—	(131,387)	(131,387)

Balance – September 30, 2022 (unaudited)	3,450,000	$345	$—	$(12,003,355)	$(12,003,010)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	3,450,000	$345	$24,655	$(6,276)	$18,724

Accretion of Ordinary shares subject to possible redemption amount	—	—	(24,665)	(9,474,606)	(9,499,261)

Net income	—	—	—	1,328,853	1,328,853

Balance – March 31, 2021 (unaudited)	3,450,000	$345	$—	$(8,152,029)	$(8,151,684)

Net loss	—	—	—	(233,749)	(233,749)

Balance – June 30, 2021 (unaudited)	3,450,000	$345	$—	$(8,385,778)	$(8,385,433)

Net loss	—	—	—	(1,444,352)	(1,444,352)

Balance – September 30, 2021 (unaudited)	3,450,000	$345	$—	$(9,830,130)	$(9,829,785)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$623,516	$(349,248)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in Trust Account	(664,973)	(28,006)
Interest on mandatorily redeemable ordinary shares liability	(192,049)	—
Change in fair value of warrant liability	(2,188,800)	(2,872,800)
Loss on initial issuance of private warrants	—	2,599,200
Change in fair value of conversion option liability	(6,892)	—
Amortization of debt discount	16,901	—
Transaction costs allocated to warrant liabilities	—	30,212
Changes in operating assets and liabilities:
Prepaid expenses	(126,252)	(116,536)
Accounts payable and accrued expenses	600,588	43,569
Net cash used in operating activities	(1,937,961)	(693,609)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(3,041,666)	(139,380,000)
Cash withdrawn from Trust Account in connection with redemption	41,824,292	—
Net cash provided by (used in) investing activities	38,782,626	(139,380,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	135,600,000
Proceeds from sale of Private Placement Warrants	—	5,130,000
Advances from related party	—	25,000
Repayment of advances from related party	—	(55,000)
Proceeds from convertible promissory note – related party	1,535,000	—
Proceeds from simple promissory note – related party	2,971,667	—
Repayment of promissory note – related party	—	(125,000)
Payment of offering costs	—	(416,260)
Redemption of ordinary shares	(41,824,292)	—
Net cash (used in) provided by financing activities	(37,317,625)	140,158,740

Net Change in Cash	(472,960)	85,131
Cash – Beginning of period	507,921	30,511
Cash – End of period	$34,961	$115,642

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$—	$5,190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 21, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination and in connection therewith entering into the Merger Agreement, which is described below in Note 6. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On January 10, 2022, the Company extended the period of time to consummate a Business Combination from January 11, 2022 to April 11, 2022. On April 11, 2022, the Company extended the period of time to consummate a Business Combination to July 11, 2022. On July 11, 2022, the Company extended the period of time to consummate a Business Combination to August 11, 2022 and without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to five times by an additional one month each time after, upon five days’ advance notice prior to the applicable deadlines, until January 11, 2023. As of the date of this filing, the Company has extended the period of time to consummate a Business Combination to November 11, 2022. In connection with the extensions, the Sponsors deposited an aggregate of $3,365,554 into the trust account in the form of a non-interest-bearing loans as of the date of this filing. The Company will have until November 11, 2022 to consummate a Business Combination. As a result, an aggregate of $101,293,086 as of September 30, 2022 is held in the Trust Account.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (anticipated to be $10.38 per Public Share as of the date of this filing), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

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

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Sponsors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds deposited into the Trust Account ($10.38 per share).

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

On June 30, 2022, the Company held an extraordinary general meeting of its shareholders (the “Meeting”), to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to (i) extend the date by which the Company has to consummate an initial business combination from July 11, 2022 (the “Original Termination Date”) to August 11, 2022 (the “Extended Date”) and (ii) allow the Company without another shareholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to five times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadlines, until January 11, 2023 or a total of up to nine months after the Original Termination Date (the “Extension Proposal”). The Company’s shareholders approved the Extension Amendment at the Meeting. On July 5, 2022, the Company filed the Extension Amendment with the Cayman Islands Registrar of Companies.

In connection with its solicitation of proxies in connection with the Extension Proposal, the Company was required to permit its public shareholders to redeem their ordinary shares. Of the 13,800,000 ordinary shares outstanding with redemption rights, the holders of 4,073,605 ordinary shares elected to redeem their shares at a per share redemption price of $10.25. As a result, approximately $41.8 million was removed from the Trust Account to pay such holders and approximately $99.8 million remained in the Trust Account. Following the redemptions, the Company has 9,726,395 ordinary shares with redemption rights outstanding and the Company will deposit $323,888 (or approximately $0.0333 per ordinary share that remains outstanding) for each calendar month, or portion thereof, that is needed by the Company to complete an initial business combination from July 11, 2022.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company has deposited an aggregate of $1,295,556 into the Trust Account to extend the date to consummate a business combination to November 11, 2022 (the “Combination Period”).

Going Concern and Liquidity

As of September 30, 2022, the Company had $34,961 in its operating bank accounts, and working capital deficit of $643,543. As of September 30, 2022, approximately $696,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through November 11, 2022  (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on February 24, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. The Company presents its investments in money market funds on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $8,119,261 were charged to temporary equity upon the completion of the Initial Public Offering, and $30,212 of the offering costs were related to the warrant liabilities and charged to the condensed consolidated statement of operations for the period ended September 30, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At September 30, 2022 and December 31, 2021, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$138,000,000
Less:
Ordinary shares issuance costs	(8,119,261)
Plus:
Accretion of carrying value to redemption value	9,499,261
Ordinary shares subject to possible redemption as of December 31, 2021	139,380,000
Less:
Mandatorily redeemable ordinary shares	(41,824,292)
Plus:
Accretion of carrying value to redemption value	3,737,378
Ordinary shares subject to possible redemption as of September 30, 2022	$101,293,086

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

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,740,000 ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$(131,387)	$(1,444,352)	$623,516	$(349,248)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,176,395	17,250,000	15,862,288	16,675,824
Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.08)	$0.04	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2022

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

Advances from Related Party

During 2020, an affiliate of the Sponsors advanced the Company an aggregate of $30,000 to fund expenses in connection with the Initial Public Offering. The advances were non-interest bearing and payable upon demand. Such advances were repaid in connection with the closing of the Initial Public Offering. Accordingly, as of September 30, 2022 and December 31, 2021, there were no advances outstanding.

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

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On January 10, 2022, the Company borrowed an additional $1,035,000, as discussed below. On January 27, 2022, Company entered into two additional Convertible Promissory Notes with the Sponsors pursuant to which the Sponsors agreed to loan the Company up to an aggregate principal amount of $500,000. As of September 30, 2022 and December 31, 2021, the principal balance of the Convertible Promissory Notes amounted to an aggregate of $2,035,000 and $500,000, respectively.

The Company assessed the provisions of the Convertible Promissory Notes under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability (see Note 9).

The debt discount is being amortized to interest expense as a non-cash charge over the term of the Convertible Promissory Notes, which is assumed to mature in at Business Combination. During the three and nine months ended September 30, 2022, the Company recorded $1,155 and $16,901 of interest expense related to the amortization of the debt discount. The remaining balance of the debt discount at September 30, 2022 and December 31, 2021 amounted to $0 and $16,901, respectively.

On April 11, 2022, the Company entered into two simple promissory notes with the Sponsors pursuant to which the Sponsors agreed to loan the Company up to an aggregate principal amount of $1,500,000 (the “Simple Promissory Notes”). The Simple Promissory Notes are non-interest bearing and payable upon Business Combination. If a Business Combination is not consummated, the Simple Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account. On April 18, 2022, the Company entered into two additional Simple Promissory Notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $500,000. As of September 30, 2022 and December 31, 2021, the principal balance of the Simple Promissory Notes amounted to an aggregate of $2,971,667 and $0, respectively.

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

On July 11, 2022, the Company extended the period of time to consummate a Business Combination to August 11, 2022. The Sponsors deposited $323,889 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by simple promissory notes. If a Business Combination is not consummated, the simple promissory notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

On August 10, 2022, the Company extended the period of time to consummate a Business Combination to September 11, 2022. The Sponsors deposited $323,889 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by simple promissory notes. If a Business Combination is not consummated, the simple promissory notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On September 9, 2022, the Company extended the period of time to consummate a Business Combination to October 11, 2022. The Sponsors deposited $323,889 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by simple promissory notes. If a Business Combination is not consummated, the simple promissory notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On October 10, 2022, the Company extended the period of time to consummate a Business Combination to November 11, 2022. The Sponsors deposited $323,889 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by simple promissory notes. If a Business Combination is not consummated, the simple promissory notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

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

SEPTEMBER 30, 2022

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

On September 12, 2022, Vickers, Merger Sub and Scilex entered into Amendment No. 1 to the Merger Agreement (the “Amendment”). The Amendment amends the Merger Agreement to, among other things, provide that: (i) the Plan of Domestication attached to the Merger Agreement shall constitute a plan of domestication for purposes of Section 388 of the DGCL and shall include the corporate acts identified therein and any act or transaction contemplated by the Merger Agreement; (ii) at the Effective Time, each Domesticated Parent Unit shall separate automatically into its component parts, comprised of one share of Domesticated Parent Common Share and one-half of one Domesticated Parent Warrant (provided that no fractional Domesticated Parent Warrants shall be issued and any holder who would be entitled to receive a fractional Domesticated Parent Warrant will have such fraction rounded down to the nearest whole number of Domesticated Parent Warrants); (iii) immediately after Closing, New Scilex’s board of directors shall consist of seven directors, five of whom will be designated by Scilex (including one director who shall satisfy the independence requirements of the applicable Stock Exchange (which shall be Nasdaq, unless the parties otherwise agree to list on another national securities exchange, which may include the New York Stock Exchange, prior to the Closing)) and two of whom will be independent directors to be designated by Scilex and agreed to by Vickers prior to the Closing; (iv) at the Effective Time, by virtue of the Merger, each share of Series A Preferred Stock of Scilex issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted into the right to receive, without interest, one Domesticated Parent Preferred Share and one-tenth of one Domesticated Parent Common Share; (v) Vickers shall use its reasonable best efforts to ensure that Vickers remains listed as a public company, and that the Parent Ordinary Shares and public Parent Warrants remain listed on Nasdaq through the Closing and Scilex shall use its reasonable best efforts to prepare and file an initial listing application with the Stock Exchange in connection with the transactions contemplated by the Merger Agreement; (vi) each party shall use its reasonable best efforts to, among other things, obtain approval for the listing of the Domesticated Parent Common Shares and Domesticated Parent Warrants issued pursuant to the Merger Agreement on the Stock Exchange; (vii) following the consummation of the Domestication, and the filing of the Parent Certificate of Incorporation, but prior to the Effective Time, Vickers shall file with the Secretary of State of Delaware a certificate of designations, in the form attached to the Merger Agreement as a new Exhibit F, which provides for, among other things, the designations, powers, rights and preferences and qualifications, limitations and restrictions of certain preferred stock of Vickers; (viii) as a condition of Scilex to the Closing, that the shares of Domesticated Parent Common Shares and Domesticated Parent Warrants shall remain listed on Nasdaq through the Effective Time, the listing application for the listing of the Domesticated Parent Common Shares and Domesticated Parent Warrants following the Effective Time shall have been approved by the applicable Stock Exchange, and, as of the Closing Date, Vickers shall not have received any written notice from Nasdaq of non-compliance with Nasdaq’s applicable continued listing requirements for any reason, where such notice has not been subsequently withdrawn by Nasdaq or the underlying failure appropriately remedied or satisfied; and (ix) extend the Outside Date to November 11, 2022. The Amendment also sets forth the agreement of Vickers and Scilex to amend the Parent Certificate of Incorporation to increase the number of authorized shares of preferred stock set forth therein from 20,000,000 to 45,000,000 and, as a result, increase the total number of shares of all classes of stock that Vickers shall have authority to issue from 750,000,000 to 785,000,000 and, in connection with the Domestication, to name the initial incorporator and initial board of directors of Vickers for the period between the Domestication and the Effective Time.

The Merger is expected to be consummated by the fourth quarter of 2022, following the receipt of the required approval by the shareholders of VCKA and Scilex and the satisfaction of certain other customary closing conditions.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Merger Consideration

The total consideration to be paid to the holders of Scilex common stock at Closing (the “Merger Consideration”) by VCKA twill be an amount equal to the quotient of (a) the sum of (i) $1,500,000,000 minus (ii) the aggregate amount of Scilex long term debt excluding intercompany debt owed to Sorrento existing as of immediately prior to the date of the closing of the transaction (the “Closing Date”); divided by (b) $10.00, and will be payable in shares of common stock, par value $0.0001 per shares, of VCKA upon its domestication in Delaware (“VCKA Common Stock”). The number of shares of VCKA Common Stock to be paid as Merger Consideration will be determined in accordance with the terms of the Business Combination Agreement. In addition, each outstanding share of Scilex Preferred Stock as of immediately prior to the Effective Time of the Business Combination will be cancelled in exchange for the right to receive (a) one share of Series A Preferred Stock of Vickers (following the Domestication), par value $0.0001 per share (the “New Scilex Series A Preferred Stock”), and (b) one-tenth of one share of New Scilex Common Stock, and (iii) each option to purchase Scilex Common Stock that is outstanding as of immediately prior to the Effective Time will be exchanged for a number of options exercisable for newly issued shares of New Scilex Common Stock based upon the Exchange Ratio. The total consideration to be received by holders of Scilex Common Stock and Scilex options at the Closing will be newly issued shares of New Scilex Common Stock with an aggregate value equal to $1.5 billion, subject to adjustments for certain debt obligations of Scilex (the “Merger Consideration”). The maximum number of shares of New Scilex Series A Preferred Stock and New Scilex Common Stock to be issued to the holders of Scilex Preferred Stock at the Closing shall not exceed 31,000,000 and 3,100,000, respectively, such newly issued shares being collectively referred to herein as the “Preferred Consideration”. It is anticipated that upon completion of the Business Combination, if none of the 9,726,395 VCKA Ordinary Shares are redeemed, VCKA’s public shareholders would retain an ownership interest of approximately 5.6% in New Scilex, the Sponsors, officers, directors and other holders of founder shares will retain an ownership interest of approximately 2.2% of New Scilex, and the Scilex stockholders will own approximately (i) 77.2% of New Scilex in the form of New Scilex Common Stock and (ii) 15.0% of New Scilex in the form of New Scilex Series A Preferred Stock.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Scilex, Scilex Pharmaceuticals, Inc. and Sorrento entered into a Contribution and Satisfaction of Indebtedness Agreement dated September 12, 2022 (the “Debt Exchange Agreement”), in order to facilitate the satisfaction of the closing condition under the Merger Agreement that requires Vickers to have at least $5,000,001 in net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the United States Securities and Exchange Act of 1934) (the “Net Tangible Assets Condition”).

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

a.	on or after November 11, 2022 (the “Outside Date”), if the Merger shall not have been consummated prior to the Outside Date; provided that if an Extension Amendment (as defined in the Merger Agreement) shall be in effect, the Outside Date shall be the Extension Date (as defined in the Merger Agreement); provided, however, that the right to terminate this Agreement under Section 9.1(d)(i) of the Merger Agreement shall not be available to a party if the failure of the Merger to have been consummated before the Outside Date (or the Extension Date if applicable) was due to such party’s breach of or failure to perform any of its covenants or agreements set forth in the Merger Agreement; or

b.	if any applicable law or order that makes the transactions contemplated by the Merger Agreement illegal or otherwise prohibits consummation of such transactions shall have become final and non-appealable;

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On September 12, 2022, Vickers and Scilex entered into Amendment No. 1 to the Original Support Agreement with the Vickers Shareholders (the “Support Agreement Amendment”). The Support Agreement Amendment amends the Original Support Agreement to, among other things, provide that if, as of immediately prior to the Closing, the holders of more than seventy-five percent (75%) of the aggregate amount of Parent Ordinary Shares issued and outstanding as of March 17, 2022 shall have exercised redemption rights in conjunction with the shareholder vote on the Extension Amendment or the Parent Shareholder Approval Matters, then automatically and without any further action by any other Person, such Vickers Shareholder shall forfeit a number of Parent Warrants equal to forty percent (40%) of all Parent Warrants held by such Vickers Shareholder immediately prior to Closing, and all such Parent Warrants shall be cancelled and forfeited for no consideration, and shall cease to exist.

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

On September 12, 2022, Vickers entered into a Stockholder Agreement with Sorrento (the “Stockholder Agreement”). Pursuant to the Stockholder Agreement, from and after the Effective Time, and for so long as Sorrento beneficially owns any shares of Vickers Series A Preferred Stock, par value $0.0001 per share (“New Scilex Series A Preferred Stock”), among other things, (i) Sorrento shall have the right, but not the obligation, to designate each director to be nominated, elected or appointed to the Board of Directors of New Scilex (each, a “Stockholder Designee” and collectively, the “Stockholder Designees”), regardless of (i) whether such Stockholder Designee is to be elected to the Board of Directors of New Scilex (“New Scilex Board”) at a meeting of stockholders called for the purpose of electing directors (or by consent in lieu of meeting) or appointed by the New Scilex Board in order to fill any vacancy created by the departure of any director or increase in the authorized number of members of the New Scilex Board, or (ii) the size of the New Scilex Board and New Scilex will be required to take all actions reasonably necessary, and not otherwise prohibited by applicable law, to cause each Stockholder Designee to be so nominated, elected or appointed to the New Scilex Board as more fully described in the Stockholder Agreement. Sorrento shall also have the right to designate a replacement director for any Stockholder Designee that has been removed from the New Scilex Board and the right to appoint a representative of Sorrento to attend all meetings of the committees of the New Scilex Board. The Stockholder Agreement also provides that New Scilex will be prohibited from taking certain actions without the consent of Sorrento. Such actions include, among other things, amendments to the certificate of designations designating the New Scilex Series A Preferred Stock, increases or decreases in the size of the New Scilex Board, the incurrence of certain amounts of indebtedness and the payment of dividends on New Scilex Common Stock.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. At September 30, 2022, there were 3,450,000 shares of ordinary shares issued and outstanding, excluding 9,726,395 ordinary shares subject to possible redemption which are presented as temporary equity. At December 31, 2021, there were 3,450,000 shares of ordinary shares issued and outstanding, excluding 13,800,000 ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 6,900,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, there were 6,840,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will be exercisable for cash (even if a registration statement covering the issuance of the ordinary shares issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable by the Company, in each case so long as they are held by the initial purchasers or their affiliates.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $101,293,086 and $139,410,739, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company did not withdraw any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$101,293,086	$139,410,739
Liabilities:
Warrant Liability – Private Placement Warrants	3	$1,162,800	$3,351,600
Conversion Option Liability (see Note 5)	3	$—	$6,892

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2022 unaudited condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2022 and 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

	As of September 30, 2022	As of December 31, 2021
Stock price	$10.33	$10.04
Strike price	$11.50	$11.50
Term (in years)	5.00	5.28
Volatility	0.0%	8.3%
Risk-free rate	4.03%	1.28%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.17	$0.49

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$—
Initial measurement on January 11, 2021	7,729,200
Change in valuation inputs or other assumptions	(4,104,000)
Fair value of as of March 31, 2021	3,625,200
Change in valuation inputs or other assumptions	68,400
Fair value of as of June 30, 2021	3,693,600
Change in valuation inputs or other assumptions	1,162,800
Fair value of as of September 30, 2021	4,856,400
Change in valuation inputs or other assumptions	(1,504,800)
Fair value of as of December 31, 2021	3,351,600
Change in valuation inputs or other assumptions	410,400
Fair value as of March 31, 2022	3,762,000
Change in valuation inputs or other assumptions	(2,530,800)
Fair value as of June 30, 2022	1,231,200
Change in valuation inputs or other assumptions	(68,400)
Fair value as of September 30, 2022	$1,162,800

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Conversion Option Liability Measurement

The Company assessed the provisions of the Convertible Promissory Notes under ASC 470-20. The derivative component of the obligation is initially valued and classified as a derivative liability. The conversion option was valued using the compound option pricing model, which is considered to be a Level 3 fair value measurement (See Note 6).

	As of September 30,	As of December 31,
	2022	2021
Underlying warrant value	$0.0000	$0.0103
Exercise price	$0.75	$0.75
Holding period	0.50	0.28
Risk-free rate	4.03%	1.28%
Volatility	5.3%	8.3%
Dividend yield	0.0%	0.0%

The following table presents the change in the fair value of conversion option liability:

Conversion Option Liability
Fair value as of January 1, 2021	$—
Initial measurement on December 20, 2021	18,727
Change in valuation inputs or other assumptions	(11,835)
Fair value of as of December 31, 2021	6,892
Initial measurement on January 10, 2022	—
Initial measurement on January 27, 2022	—
Change in valuation inputs or other assumptions	69,896
Fair value as of March 31, 2022	76,788
Change in valuation inputs or other assumptions	(76,788)
Fair value as of June 30, 2022 and September 30, 2022	$—

VICKERS VANTAGE CORP. I

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below and elsewhere in these unaudited condensed consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 10, 2022, the Company extended the period of time to consummate a Business Combination to November 11, 2022. The Sponsors deposited $323,889 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by simple promissory notes. If a Business Combination is not consummated, the simple promissory notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

On October 17, 2022, the Company and its Sponsors entered into a Debt Contribution Agreement (the “Debt Contribution Agreement”). The Debt Contribution Agreement relates to certain amounts owed by the Company to the Sponsors for payment of certain outstanding loans (the “Company Obligations”) as set forth in the Debt Contribution Agreement. Pursuant to the Debt Contribution Agreement, the Sponsors have agreed to contribute the Company Obligations to the Company in exchange for the issuance of that number of shares of shares of common stock, par value $0.0001 per share, of the Company, determined by dividing the Company Obligations by $10.00 (the “Contribution Shares”) to the Sponsors immediately prior to the consummation of the Business Combination but after the Domestication (as defined in the Merger Agreement). Upon the occurrence of the debt contribution and issuance of the Contribution Shares to the Sponsors pursuant to the Debt Contribution Agreement, the Company Obligation owed to the Sponsors shall be extinguished in its entirety and shall be of no further force or effect and shall be deemed satisfied in full.

In connection with the Debt Exchange Agreement, on October 17, 2022, Sorrento and Scilex entered into a letter agreement (the “Funding Commitment Letter”) pursuant to which, upon the written request of the Company (which request the Company shall make to the extent necessary to satisfy Net Tangible Asset Condition), Sorrento shall fund one or more loans to the Company in the amount set forth in such written request.

On October 17, 2022, as consideration for Sorrento agreeing to provide for funding under the Funding Commitment Letter, Vickers, the Sponsors, Sorrento and Maxim Group LLC, entered into the Warrant Transfer Agreement (the “Warrant Transfer Agreement”) for the transfer of certain private placement warrants held by the Sponsors to Sorrento in the event redemptions exceed certain thresholds specified in the Warrant Transfer Agreement.

On October 17, 2022, the Company entered into a Letter Agreement with Sorrento and the Sponsors (the “Letter Agreement”) to provide that certain shares held by the Sponsors will be released from the lock-up restrictions only in an amount necessary to help satisfy the minimum public float requirement under the Listing Standards of the Nasdaq Stock Market LLC, which amount shall not exceed 1,500,000 shares.

On October 28, 2022, the proxy statement/prospectus was declared effective and the Company commenced with mailing the proxy materials to the Company's shareholders ahead of the extraordinary general meeting of the Company's shareholders on November 9, 2022.

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

On April 11, 2022, we extended the period of time to consummate a Business Combination to July 11, 2022. The Sponsors deposited $1,035,000 into the Trust Account made in the form of non-interest-bearing loans. On July 11, 2022, we extended the period of time to consummate a Business Combination to August 11, 2022. The Sponsors deposited $323,889 into the Trust Account made in the form of non-interest-bearing loans. On August 11, 2022, we extended the period of time to consummate a Business Combination to September 11, 2022. The Sponsors deposited $323,888 889 into the Trust Account made in the form of non-interest-bearing loans. On September 11, 2022, we extended the period of time to consummate a Business Combination to October 11, 2022. The Sponsors deposited $323,889 into the Trust Account made in the form of non-interest-bearing loans. On October 11, 2022, we extended the period of time to consummate a Business Combination to November 11, 2022. The Sponsors deposited $323,889 into the Trust Account made in the form of non-interest-bearing loans. If the Company completes an initial business combination, the Company will, at the option of the Sponsors, repay the amounts evidenced by the Simple Promissory Notes. If a Business Combination is not consummated, the Simple Promissory Notes will not be repaid by the Company and all amounts owed thereunder by the Company will be forgiven except to the extent that the Company has funds available to it outside of its Trust Account.

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

As of the date of this filing, the Company has deposited an aggregate of $1,295,556 into the Trust Account to extend the date to consummate a business combination to November 11, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 21, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $131,387, which consists of amortization of debt discount of $1,155 and operating costs of $657,746 offset by change in fair value of warrant liability gain of $68,400, and income on investments in the Trust Account of $459,114.

For the nine months ended September 30, 2022, we had net income of $623,516, which consists of change in fair value of conversion option liability of $6,892, change in fair value of warrant liability gain of $2,188,800, interest on mandatorily redeemable ordinary shares liability of $192,049, and income on investments in the Trust Account of $664,973, offset by amortization of debt discount of $16,901 and operating costs of $2,412,297.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,937,961. Net income of $623,516 was affected by change in fair value of conversion option liability of $6,892, change in fair value of warrant liability gain of $2,188,800, amortization of debt discount of $16,901, interest on mandatorily redeemable ordinary shares liability of $192,049, and income on investments in the Trust Account of $664,973. Changes in operating assets and liabilities provided $474,336 of cash for operating activities.

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

As of September 30, 2022, we had marketable securities held in the Trust Account of $101,293,086 (including $695,712 of income from money market funds, which are primarily invested in U.S. Treasury securities). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $34,961. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $0.75 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, we entered in convertible promissory notes with the Sponsors pursuant to which the Sponsors agreed to the loan the Company an aggregate principal amount of $2,035,000 (the “Convertible Promissory Notes”) non-interest-bearing loan that is payable at consummation of a Business Combination. Up to $1,500,000 of the Convertible Promissory Note may be converted into warrants at a price of $0.75 per warrant at the option of the Sponsors. The warrants would be identical to the Private Placement Warrants.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through November 11, 2022 (extension date), the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective in our internal control over financial reporting.

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

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.

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

VICKERS VANTAGE CORP. I

Date: November 4, 2022	By:	/s/ Jeffrey Chi
	Name:	Jeffrey Chi
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Chris Ho
	Name:	Chris Ho
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)