Form 10-Q
period 2023-03-31
Scilex Holding Co
filed 2023-05-12
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 9, 2023, the registrant had 146,489,207 shares of common stock, par value $0.0001, outstanding.

SCILEX HOLDING COMPANY

i

SCILEX HOLDING COMPANY

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company”, “Scilex”, “we”, “us”, “our”, and similar terms refer to Scilex Holding Company, a Delaware corporation formerly known as Vickers Vantage Corp. I (“Vickers”), and its consolidated subsidiaries. References to “Legacy Scilex” refer to the private Delaware corporation that is now our wholly owned subsidiary and named Scilex, Inc. (formerly known as “Scilex Holding Company”).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of federal securities laws. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements appear in a number of places in this Quarterly Report on Form 10-Q including, without limitation, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “contemplate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “will,” “would” and other similar words and expressions (including the negative of any of the foregoing), but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and our directors, officers and affiliates, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q. There can be no assurance that future developments will be those that have been anticipated. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date.

Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

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
•
the impact of the continuing COVID-19 pandemic and other similar disruptions in the future; and
•
other factors detailed under the section of this Quarterly Report on Form 10-Q titled “Risk Factors.”

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5,069	$2,184
Accounts receivable, net	19,244	21,236
Inventory	2,275	1,378
Prepaid expenses and other	4,516	4,810
Total current assets:	31,104	29,608
Property and equipment, net	762	772
Operating lease right-of-use asset	987	1,131
Intangibles, net	39,564	40,591
Goodwill	13,481	13,481
Other long-term assets	153	944
Total assets	$86,051	$86,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,817	$8,450
Accrued payroll	1,713	1,354
Accrued rebates and fees	35,629	30,893
Accrued expenses	6,679	3,136
Current portion of deferred consideration	391	264
Convertible debentures	9,600	—
Current portion of operating lease liabilities	773	745
Total current liabilities:	64,602	44,842
Long-term portion of deferred consideration	3,260	3,387
Derivative liabilities	6,484	1,231
Operating lease liabilities	461	665
Other long-term liabilities	168	163
Total liabilities	$74,975	$50,288
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized; 29,057,097 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Common stock, $0.0001 par value, 740,000,000 shares authorized; 145,811,298 and 141,348,856 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	15	14
Additional paid-in capital	417,725	412,136
Accumulated deficit	(406,667)	(375,914)
Total stockholders’ equity	11,076	36,239
Total liabilities and stockholders’ equity	$86,051	$86,527

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for net loss per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$10,582	$6,812
Operating costs and expenses:
Cost of revenue	3,591	1,144
Research and development	2,736	2,631
Selling, general and administrative	28,701	10,908
Intangible amortization	1,027	935
Total operating costs and expenses	36,055	15,618
Loss from operations	(25,473)	(8,806)
Other (income) expense:
Loss (gain) on derivative liability	5,253	(7,500)
Loss on debt extinguishment, net	—	4,799
Interest (income) expense, net	(1)	3,031
Loss on foreign currency exchange	20	4
Total other expense	5,272	334
Loss before income taxes	(30,745)	(9,140)
Income tax expense	8	3
Net loss	$(30,753)	$(9,143)
Net loss per share attributable to common stockholders—basic and diluted	$(0.22)	$(0.07)
Weighted average number of shares during the period—basic and diluted	141,660	133,026

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2022	29,057	$3	141,349	$14	$412,136	$(375,914)	$36,239
Shares issued under Standby Equity Purchase Agreements	—	—	462	—	1,869	—	1,869
Retainer shares issued	—	—	4,000	1	—	—	1
Stock-based compensation	—	—	—	—	3,720	—	3,720
Net loss	—	—	—	—	—	(30,753)	(30,753)
Balance, March 31, 2023	29,057	$3	145,811	$15	$417,725	$(406,667)	$11,076

	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2021	—	$—	132,858	$13	$128,661	$(352,550)	$(223,876)
Stock options exercised	—	—	202	—	96	—	96
Stock-based compensation	—	—	—	—	1,355	—	1,355
Net loss	—	—	—	—	—	(9,143)	(9,143)
Balance, March 31, 2022	—	$—	133,060	$13	$130,112	$(361,693)	$(231,568)

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(30,753)	$(9,143)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,037	944
Amortization of debt issuance costs and debt discount	—	1,852
Payment on the Scilex Pharma Notes attributed to accreted interest related to the debt discount	—	(6,368)
Loss on debt extinguishment, net	—	4,799
Non-cash operating lease cost	144	99
Stock-based compensation	3,720	1,355
Loss (gain) on derivative liability	5,253	(7,500)
Changes in operating assets and liabilities:
Accounts receivables, net	1,992	(1,144)
Inventory	(897)	622
Prepaid expenses and other	294	(3,324)
Other long-term assets	997	—
Accounts payable	2,001	533
Accrued payroll	359	405
Accrued expenses	3,543	2,436
Accrued rebates and fees	4,736	—
Other liabilities	(175)	(12)
Related party payable	—	3,715
Other long-term liabilities	5	—
Net cash used for operating activities	(7,744)	(10,731)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements	1,663	—
Proceeds from issuance of convertible debentures	9,600	—
Transaction costs paid related to the Business Combination	(634)	—
Repayment of principal on the Scilex Pharma Notes	—	(15,217)
Repayment on other loans	—	(18,788)
Proceeds from other loans	—	9,869
Proceeds from stock options exercised	—	96
Proceeds from related party payable	—	1,500
Proceeds from related party note payable	—	62,500
Net cash proceeds from financing activities	10,629	39,960
Net change in cash and cash equivalents	2,885	29,229
Cash and cash equivalents at beginning of period	2,184	4,338
Cash and cash equivalents at end of period	$5,069	$33,567
Supplemental disclosure:
Supplemental disclosure of non-cash financing activity
Issuance of shares to B. Riley pursuant to B. Riley Purchase Agreement	$1,869	$—

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its wholly owned subsidiaries, the “Company”) is the successor entity to Vickers Vantage Corp. I (“Vickers”), a special purpose acquisition company. The Company is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and is a majority-owned subsidiary of Sorrento Therapeutics, Inc. (“Sorrento”). Scilex currently has three wholly owned subsidiaries, Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”) and Semnur Pharmaceuticals, Inc. (“Semnur”). The business combination with Vickers (“Business Combination”) was closed in November 2022.

The Company launched its first commercial product in October 2018, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), a prescription lidocaine topical system that is designed with novel technology to address the limitations of current prescription lidocaine therapies by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. The Company in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), a Federal Drug Administration (“FDA”)-approved prophylactic treatment for painful gout flares in adults, in the United States (“U.S.”). In February 2023, the Company acquired the rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and the commercialization thereof in the U.S. and Canada. ELYXYB is a first line treatment and the only FDA-approved, ready to use oral solution for the acute treatment of migraine, with or without aura, in adults. In April 2023, the Company launched ELYXYB in the U.S. The Company is planning to commercialize GLOPERBA in the U.S. in 2023.

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a Phase 3, novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica (“SP-102” or “SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), for the treatment of acute low back pain, and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel formulation for the treatment of fibromyalgia that has completed multiple Phase 1 trial programs and is expected to initiate Phase 2 trials in 2023. Since inception, the Company has devoted substantially all of its efforts to the development of SP-102, SP-103, SP-104, and the commercialization of ZTlido. In 2023, the Company will also devote efforts on the commercialization of GLOPERBA and ELYXYB.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento, together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. While the Company is majority-owned by Sorrento, the Company is not a debtor in Sorrento’s voluntary Chapter 11 filing. As of March 31, 2023, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. The Company will evaluate the collectability of this receivable on a quarterly basis going forward.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 7, 2023 (the “Annual Report on Form 10-K”). The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Customer Concentration Risk

The Company had three customers during the three months ended March 31, 2023, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 82% of the Company’s revenue for the three months ended March 31, 2023, individually ranging between 20% to 32%. As of March 31, 2023, these customers represented 93% of the Company’s outstanding accounts receivable, individually ranging between 21% to 37%. Additionally, during the three months ended March 31, 2023 and 2022, the Company purchased inventory from its sole supplier, Itochu Chemical Frontier Corporation (“Itochu”). This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the three months ended March 31, 2023 and 2022.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K, except for the policy titled “Convertible Debentures” below.

Convertible Debentures

The Company has elected the fair value option to account for the Convertible Debentures (as defined in Note 2 “Liquidity and Going Concern” below) that were issued in March 2023, discussed further in Note 7. The Company recorded the Convertible Debentures at fair value upon issuance with changes in fair value recorded as Change in fair value of convertible debentures in the unaudited Condensed Consolidated Statements of Operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to the Convertible Debentures is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures were expensed as incurred.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. ASU 2021-08 should be applied prospectively to business combinations occurring on or after the adoption date. The Company adopted this guidance as of January 1, 2023 and the adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing such a restriction as a separate unit of account is also not permitted. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2023 and the adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

2. Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management has assessed the Company’s ability to continue as a going concern for at least one year after the issuance date of the accompanying unaudited condensed consolidated financial statements.

On November 17, 2022, the Company entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”). On February 8, 2023, the Company entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. On January 8, 2023, the Company entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement” and together with A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to each of the Standby Equity Purchase Agreements, the Company has the right, but not the obligation, to sell to each of Yorkville and B. Riley up to $500.0 million of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at its request any time during the 36 months following the date on which the registration statement related to each such purchase agreement was initially declared effective by the SEC, subject to certain conditions, which are discussed further in Note 8.

As consideration for Yorkville’s and B. Riley’s respective commitment to purchase shares of Common Stock at the Company's direction, the Company issued 250,000 commitment shares to each of Yorkville (the “Yorkville Commitment Shares”) and B. Riley (the “B. Riley Commitment Shares”).

On March 21, 2023, the Company entered into a securities purchase agreement with Yorkville (the “Securities Purchase Agreement”) pursuant to which the Company would issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $25.0 million (the “Convertible Debentures”). As of March 31, 2023, Convertible Debentures in the principal amount of $10.0 million (for net cash proceeds of $9.6 million) were issued and sold pursuant to the Securities Purchase Agreement, which is discussed further in Note 7.

As of March 31, 2023, the Company’s negative working capital was $33.5 million, including cash and cash equivalents of approximately $5.1 million. During the three months ended March 31, 2023, the Company had operating losses of $25.5 million and cash flows used for operations of $7.7 million. The Company had an accumulated deficit of $406.7 million as of March 31, 2023.

The Company has plans to obtain additional resources to fund its currently planned operations and expenditures for at least twelve months from the issuance of these unaudited condensed consolidated financial statements through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. The Company’s plans are also dependent upon the success of future sales of ZTlido and ELYXYB, which is still in the early stages of commercialization, and the future commercialization of GLOPERBA.

Although the Company believes such plans, if executed, should provide the Company with financing to meet its needs, successful completion of such plans is dependent on factors outside the Company’s control. As a result, management has concluded that the aforementioned conditions, among other things, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the unaudited condensed consolidated financial statements are issued.

3. Acquisitions

SP-104 Acquisition

In May 2022, the Company acquired the Delayed Burst Release Low Dose Naltrexone asset and intellectual property rights for the treatment of chronic pain, fibromyalgia and chronic post-COVID syndrome (collectively, the “SP-104 Assets”). Pursuant to the acquisition provisions, the Company is obligated to pay Aardvark Therapeutics, Inc. (“Aardvark”) (i) $3.0 million upon initial approval by the FDA of a new drug application for the SP-104 Assets (which amount may be paid in shares of Common Stock or cash, in the Company’s sole discretion) (the “Development Milestone Payment”) and (ii) $20.0 million in cash, upon achievement of certain net sales by the Company of a commercial product that uses the SP-104 Assets (the “Sales Milestone Payment”). The Company will also pay Aardvark certain royalties in the single digits based on percentages of annual net sales by the Company of a commercial product that uses the SP-104 Assets.

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The SP-104 Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of March 31, 2023 and December 31, 2022, the contingent consideration associated with Development Milestones Payment was $0.2 million, recorded in the other long-term liabilities.

GLOPERBA License Agreement

In June 2022, the Company entered into a license agreement (the “Romeg License Agreement”) with RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”). Pursuant to the Romeg License Agreement, among other things, Romeg granted the Company (a) a transferable license, with the right to sublicense, to (i) commercialize the pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product” or “GLOPERBA”) in the United States of America (including its territories) (the “GLOPERBA Territory”), (ii) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (the “Licensed Products”) and commercialize any such products and (iii) manufacture Licensed Products anywhere in the world, solely for commercialization in the GLOPERBA Territory; and (b) an exclusive, transferable license, with right to sublicense, to use the trademark GLOPERBA and logos, designs, translations, and modifications thereof in connection with the commercialization of the Initial Licensed Product solely in the GLOPERBA Territory. The Initial Licensed Product, GLOPERBA, was approved and made available in the United States in 2020.

As consideration for the license under the Romeg License Agreement, the Company paid Romeg an up-front license fee of $2.0 million, and has agreed to pay Romeg (a) upon the Company’s achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (b) certain royalties in the mid-single digit to low-double digit percentages based on annual net sales of the Licensed Products by the Company during the applicable royalty term under the Romeg License Agreement, and (c) minimum quarterly royalty payments totaling $7.1 million commencing on the first year anniversary of the effective date of the Romeg License Agreement and ending on the later of (i) expiration of the last to expire of the licensed patents covering the Licensed

Products in the GLOPERBA Territory or (ii) the tenth anniversary of the effective date of the Romeg License Agreement.

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. No contingent consideration was recognized as a liability or included in the fair value of the assets as of March 31, 2023 or December 31, 2022.

ELYXYB Acquisition

On February 12, 2023, the Company entered into an asset purchase agreement (the “ELYXYB APA”) with BioDelivery Sciences International, Inc. (“BDSI”) and Collegium Pharmaceutical, Inc. (“Collegium”, and together with BDSI, the “Sellers”) to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”).

As consideration for the acquisition, the Company assumed various rights and obligations under the asset purchase agreement between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), dated August 3, 2021 (the “DRL APA”), including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by the Company include contingent sales and regulatory milestone payments and sales royalties. The Company is also obligated to make quarterly royalty payments to DRL on sales of ELYXYB in the ELYXYB Territory. As of March 31, 2023, no milestone payments had been accrued as there were no potential milestones yet considered probable of achievement.

4. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	March 31, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Convertible Debentures	$9,600	$—	$—	$9,600
Derivative liabilities	6,484	—	—	6,484
Other long-term liabilities	168	—	—	168
Total liabilities measured at fair value	$16,252	$—	$—	$16,252

	December 31, 2022
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liabilities	$1,231	$—	$—	$1,231
Other long-term liabilities	163	—	—	163
Total liabilities measured at fair value	$1,394	$—	$—	$1,394

Convertible Debentures

In March 2023, the Company issued the Convertible Debentures in the principal amount of $10.0 million (see Note 7). The fair value as of March 31, 2023 was based on the cash proceeds at issuance.

Derivative Liabilities

The Company recorded a loss of $5.3 million and gain of $7.5 million on derivative liabilities for the three months ended March 31, 2023 and 2022, respectively, which was attributed to the private placement warrants that the Company assumed from Vickers in November 2022 in connection with the Business Combination (“Private Warrants”), and compound derivative liabilities associated with the senior secured notes issued by Scilex Pharma in September 2018 (the “Scilex Pharma Notes”), respectively. At the closing of the Business Combination in November 2022, the Company assumed a derivative warrant liability of $2.5 million related to Private Warrants. The fair value of derivative warrant liability related to Private Warrants was $6.5 million as of March 31, 2023.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the three months ended March 31, 2023 (in thousands):

Fair Value
Ending Balance as of December 31, 2022	$1,231
Change in fair value measurement	5,253
Ending Balance as of March 31, 2023	$6,484

Warrant Liability Measurement

The derivative warrant liability was valued using the Black-Scholes option pricing model, which is considered to be Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrant is the expected volatility of the Common Stock. The expected volatility assumption is based on historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants, described in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K. A summary of the inputs used in valuing the derivative warrant liabilities is as follows:

	March 31,	December 31,
	2023	2022
Equity value	$8.20	$3.99
Exercise price	$11.50	$11.50
Term, in years	4.61	4.86
Volatility	30.0%	35.0%
Risk-free rate	3.61%	3.94%
Dividend yield	0.0%	0.0%
Call option value	$1.58	$0.30

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock, at the discretion of the Company. The fair value of the contingent consideration liability associated with Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 9.6%. As of March 31, 2023, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Construction in progress	$689	$689
Furniture	118	118
Computers and equipment	77	77
Leasehold improvements	55	55
Property and equipment, gross	939	939
Less: Accumulated depreciation	(177)	(167)
Property and equipment, net	$762	$772

Depreciation expense was $10 thousand for both of the three months ended March 31, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued professional service fees	$3,405	$2,024
Accrued sales and marketing costs	1,525	574
Accrued research and development costs	789	459
Accrued others	960	79
Accrued expenses	$6,679	$3,136

6. Goodwill and Intangible Assets

As of March 31, 2023 and December 31, 2022, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the three months ended March 31, 2023 and 2022.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. A summary of the Company’s identifiable intangible assets as of March 31, 2023 and December 31, 2022 is as follows (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$13,959	$18,671
Acquired technology	21,940	6,582	15,358
Acquired licenses	5,711	276	5,435
Assembled workforce	500	400	100
Total intangible assets	$60,781	$21,217	$39,564

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$13,415	$19,215
Acquired technology	21,940	6,216	15,724
Acquired licenses	5,711	184	5,527
Assembled workforce	500	375	125
Total intangible assets	$60,781	$20,190	$40,591

As of March 31, 2023, the weighted average remaining life for identifiable intangible assets was 10.2 years. Aggregate amortization expense was $1.0 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense related to intangible assets as of March 31, 2023 is as follows (in thousands):

Amount
2023 (Remainder of 2023)	$3,079
2024	4,031
2025	4,006
2026	4,006
2027	4,006
Thereafter	20,436
Total	$39,564

7. Debt

Convertible Debentures

On March 21, 2023, the Company entered into the Securities Purchase Agreement with Yorkville pursuant to which the Company would issue and sell to Yorkville Convertible Debentures in an aggregate principal amount of up to $25.0 million. The Securities Purchase Agreement provides that the Convertible Debentures will be issued and sold at a purchase price equal to 96% of the applicable principal amount in three tranches as follows: (i) $10.0 million upon the signing of the Securities Purchase Agreement, which was funded on March 21, 2023, (ii) $7.5 million upon the filing of a registration statement on Form S-1 with the SEC to register the resale by Yorkville of any shares of Common Stock issuable upon conversion of the Convertible Debentures under the Securities Act and (iii) $7.5 million at the time such registration statement is declared effective by the SEC.

The Convertible Debentures bear interest at an annual rate of 7.00% and will mature on December 21, 2023. The outstanding principal amount is to be repaid in equal installments that are due every 30 days beginning on May 20, 2023, which is 60 days after the date on which the first Convertible Debenture was issued to Yorkville. The Convertible Debentures provide a conversion right, in which any portion of the outstanding and unpaid principal and any accrued but unpaid interest, may be converted into shares of Common Stock, at a conversion price of $8.00 per share at the option of the holder of the Convertible Debentures.

The Company has the option to repay either (i) in cash, with premium equal to 5% in respect of the principal amount of such payment, or (ii) by submitting a notice under the A&R Yorkville Purchase Agreement, or a series of Yorkville advances, or any combination of (i) or (ii) as determined by the Company. In case of (ii), the proceeds from the shares sold to Yorkville are applied against the outstanding amounts.

The redemption amount shall be equal to the outstanding principal balance being redeemed by the Company, plus the redemption premium of 10% of the principal amount being redeemed, plus all accrued and unpaid interest in respect of such redeemed principal amount.

8. Stockholders’ Equity

Public Warrants and Private Warrants

Upon completion of the Business Combination, the Company assumed the Private Warrants and the public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “Warrants”).

Holders of the Warrants are entitled to acquire shares of Common Stock. The Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Each Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share.

If the reported last sale price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, the Company may redeem all the Public Warrants at a price of $0.01 per warrant upon not less than 30 days’ prior written notice.

If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. The Company will not be required to net cash settle the Warrants. As of March 31, 2023 and December 31, 2022, there were 6,899,787 and 6,899,988 Public Warrants outstanding, respectively.

As of each of March 31, 2023 and December 31, 2022, there were 4,104,000 Private Warrants outstanding, of which 3,104,000 Private Warrants were held by Sorrento and 1,000,000 Private Warrants were held by Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd (collectively, the “Sponsors”).

A&R Yorkville Purchase Agreement

Pursuant to the A&R Yorkville Purchase Agreement, the Company has the right, but not the obligation, in its sole and absolute discretion, to sell to Yorkville up to $500.0 million of shares of Common Stock at its request and subject to certain conditions by delivering written notice to Yorkville at any time until the first day of the month following the 36-month anniversary of the date on which the Company’s registration statement on Form S-1 registering such shares has been declared effective by the SEC. Pursuant to the A&R Yorkville Purchase Agreement, the shares of Common Stock, if any, that the Company elects to sell to Yorkville pursuant to a sale of Common Stock will be purchased at a price equal to 98% of the VWAP (as defined below) during the applicable pricing period for such advance, which shall be the period commencing upon receipt by Yorkville of an advance notice from the Company (or the open of regular trading hours, if later) and ending on 4:00 p.m. on the same day. For purposes of the A&R Yorkville Purchase Agreement, “VWAP” means, for a specified period, the volume weighted average price of the Common Stock on the Nasdaq Capital Market for such period as reported by Bloomberg L.P. through its “AQR” function. Pursuant to the terms of the Original Purchase Agreement, the Company filed a registration statement on Form S-1 (File No. 333-268607) (as it may be amended or supplemented from time to time, the “Yorkville Registration Statement”) related to the Original Purchase Agreement with the SEC on November 30, 2022 (following the execution of the Original Purchase Agreement). The Yorkville Registration Statement was initially declared effective by the SEC on December 9, 2022.

In connection with the execution of the Original Purchase Agreement, the Company issued to Yorkville 250,000 shares of Common Stock. During the three months ended March 31, 2023, the Company sold 85,000 shares of Common Stock pursuant to the A&R Yorkville Purchase Agreement for aggregate net proceeds of $0.6 million.

B. Riley Purchase Agreement

Pursuant to the B. Riley Purchase Agreement, the Company has the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock, subject to certain limitations and conditions set forth therein, from time to time at the Company’s sole and absolute discretion, during the term of the B. Riley Purchase Agreement.

The Company’s right to sell shares of Common Stock pursuant to the B. Riley Purchase Agreement shall end on the first day of the month following the 36-month anniversary of the date on which the B. Riley Registration Statement (as defined below) was initially declared effective by the SEC. Pursuant to the terms of the B. Riley Purchase Agreement, the Company filed a registration statement on Form S-1 (File No. 333-269205) (as it may be amended or supplemented from time to time, the “B. Riley Registration Statement”) related to the B. Riley Purchase Agreement with the SEC on January 12, 2023 (following the execution of the B. Riley Purchase Agreement). The B. Riley Registration Statement was initially declared effective by the SEC on January 20, 2023.

The shares of Common Stock, if any, that the Company elects to sell to B. Riley pursuant to an advance under the B. Riley Purchase Agreement will be purchased at a price equal to 98% of the VWAP (as defined in such agreement) during the pricing period prescribed therein.

In connection with the execution of the B. Riley Purchase Agreement, the Company issued to B. Riley 250,000 shares of Common Stock. Subsequent to the execution of the B. Riley Purchase Agreement and as of March 31, 2023, the Company sold an aggregate of 127,241 shares of Common Stock for aggregate net proceeds of $1.0 million.

9. Stock Incentive and Employee Benefit Plan

2017 Scilex Pharmaceuticals Inc. Equity Incentive Plan

In June 2017, the Board of Directors of the Company adopted the Scilex Pharmaceuticals Inc. Equity Incentive Plan (the “Scilex Pharma 2017 Plan”). In connection with the corporate reorganization in March 2019, the Scilex Pharma 2017 Plan was terminated. Accordingly, after such time, no additional awards were granted under the Scilex Pharma 2017 Plan.

Scilex Holding Company 2019 Stock Option Plan

In May 2019, the Board of Directors of the Company adopted the Scilex Holding Company 2019 Stock Option Plan (the “2019 Stock Option Plan”) which subsequently was amended in December 2020. The 2019 Stock Option Plan was terminated at the closing of the Business Combination, and no further awards have been granted under the 2019 Stock Option Plan thereafter. However, the 2019 Stock Option Plan will continue to govern outstanding awards granted thereunder.

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares of Common Stock for which incentive stock options (“ISOs”) may be granted under the Equity Incentive Plan is not to exceed 20,276,666 shares which was increased from 14,622,712 as a result of the automatic annual increase on January 1, 2023 pursuant to the Equity Incentive Plan provisions.

As of March 31, 2023, options to purchase 31,751,018 shares of Common Stock were outstanding under all equity incentive plans.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board of Directors of the Company adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 1,400,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the three months ended March 31, 2023.

Option Valuation

The Company calculates the fair value of stock-based compensation awards granted to employees and nonemployees using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value per share of the underlying Common Stock on the date of grant. The assumptions used in the Black-Scholes option-pricing method related to options issued to employees and nonemployees for the three months ended March 31, 2023 are set forth below:

Three Months Ended
March 31, 2023
Expected dividend yield	0.00%
Expected stock-price volatility	40.00%
Risk-free interest rate	3.59% - 3.91%
Term of options	6.25
Fair value per share of common stock on date of grant	$ 7.27 - $ 8.08
Exercise price	$ 7.27 - $ 8.08

The following table summarizes stock option activity during the three months ended March 31, 2023 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	16,939	$1.68	7.0	$38,942
Granted	14,820	$8.08
Forfeited/Cancelled	(8)	$3.55
Outstanding as of March 31, 2023	31,751	$4.67	8.0	$112,019
Exercisable as of March 31, 2023	16,078	$1.93	6.4	$100,773

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2023 was $3.66 per share. No options were exercised during the three months ended March 31, 2023.

Total stock-based compensation recorded within operating expenses was $3.7 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of March 31, 2023 was $53.0 million, which the Company expects to recognize over a weighted-average period of approximately 3.6 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

On October 17, 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”).

As of March 31, 2023, the total number of shares of the Common Stock that may be issued under the ESPP shall not exceed 2,875,759, which was increased from 1,462,271 shares as a result of automatic annual increase on January 1, 2023. As of March 31, 2023, there were no shares of Common Stock issued under the ESPP.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees, which is administered by Sorrento. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.1 million for each of the three months ended March 31, 2023 and 2022, respectively.

Retainer Shares

On February 13, 2023, the Company entered into a Stock Issuance Agreement (the “SIA”) with a law firm for the provision of legal services to the Company. Under the SIA, the Company issued 4,000,000 shares of Common Stock to the law firm (the “Retainer Shares”). The Retainer Shares are held by the law firm as collateral for the current and future outstanding legal fees due from the Company.

At the option of the law firm, the Retainer Shares may be sold and the net proceeds may be applied against the outstanding legal fees. The Retainer Shares not applied against the outstanding legal fees due will be returned to the Company.

As of March 31, 2023, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees and the aggregate amount of $2.5 million due by the Company to the law firm was included in accounts payable in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2023. The outstanding balance due was paid in full in April 2023.

10. Commitments and Contingencies

Product Development Agreement

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi,” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103 (the “Products”), for Scilex Pharma. The Developers initially developed and have intellectual property rights relating to the Products. Pursuant to the Product Development Agreement, Scilex Pharma acquired an exclusive right to develop and commercialize the Products worldwide except for Japan. The Developers are responsible for sourcing and supplying lidocaine for development and commercialization purposes.

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. For the three months ended March 31, 2023, Scilex Pharma made royalty payments in the amount of $2.2 million. As of March 31, 2023 and December 31, 2022, Scilex Pharma had ending balances of accrued royalty payables of $2.1 million and $2.2 million, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

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

Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc. Litigation

On February 23, 2021, the Company filed an action in the U.S. District Court for the Northern District of California against Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc., two manufacturers of over-the-counter (“OTC”) lidocaine patch products, alleging, among other things, false and deceptive advertising and unfair competition under the Lanham Act and California state laws by those companies regarding their respective OTC patch products (the “Sanofi-Aventis & Hisamitsu Litigation”). This lawsuit seeks, among other relief, damages and an injunction enjoining the defendants from continuing to make false or misleading statements of fact about their respective OTC lidocaine patch products. The defendants have filed motions to dismiss, which have narrowed slightly the Company's claims, but which motions the court has largely rejected. Discovery is proceeding. The case is currently scheduled for trial to begin in December 2023. The Company cannot make any predictions about the outcome in this matter or the timing thereof.

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

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc., Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex is subject to a 30-month stay preventing it from selling a generic version of ZTlido during that time. The stay should expire no earlier than November 11, 2024. Trial in the ZTlido Patent Litigation has been scheduled for June 3, 2024. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of March 31, 2023, the Company’s leases have remaining lease terms of approximately 1.3 to 1.6 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that were not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the right-of-use (“ROU”) assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of March 31, 2023, the Company has no finance leases.

The lease expense was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, and included variable lease costs, sublease income and impairment, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(216)	$(167)
Weighted average remaining lease term in years — operating leases	1.4	2.6
Weighted average discount rate — operating leases	11.8%	12.2%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2023 (Remainder of 2023)	$656
2024	703
2025	—
2026	—
2027	—
Total lease payments	1,359
Less imputed interest	(125)
Total lease liabilities	1,234
Less current portion of lease liability	773
Lease liability, net of current portion	$461

11. Related Party Transactions

As of March 31, 2023, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. The Company will evaluate the collectability of this receivable on a quarterly basis going forward.

12. Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three months ended March 31, 2023 and 2022 (in thousands except per share data):

	Three Months Ended March 31,
	2023	2022
Net loss for basic loss per share available to common stockholders	$(30,753)	$(9,143)
Net loss for diluted loss per share available to common stockholders	$(30,753)	$(9,143)
Weighted average number of shares outstanding - basic	141,660	133,026
Effect of dilutive securities	—	—
Weighted average number of shares and assumed conversions - diluted	141,660	133,026
Loss per share
Basic	$(0.22)	$(0.07)
Diluted	$(0.22)	$(0.07)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,	December 31,
	2023	2022
Stock options	31,751,018	16,939,093
Public Warrants	6,899,787	6,899,988
Private Warrants	4,104,000	4,104,000
Retainer shares	4,000,000	—
Convertible Debentures	1,250,000	—
Total	48,004,805	27,943,081

13. Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure purposes in the unaudited condensed consolidated financial statements as of March 31, 2023. Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.

Pursuant to the Securities Purchase Agreement with Yorkville, the Company issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023 for $14.4 million in net cash proceeds. The Convertible Debentures bear interest at an annual rate of 7.0% and will mature on December 21, 2023. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debentures issued to Yorkville, resulting in the issuance of 632,431 shares of Common Stock at a conversion price of $8.00 per share.

In April 2023, the Company modified the lease term for its principal executive offices located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027.

On May 4, 2023, the Company’s stockholders approved the amendment to the Equity Incentive Plan to (i) increase the number of shares authorized for issuance thereunder by 10,000,000 shares from 20,276,666 shares to 30,276,666 shares, (ii) increase the number of shares authorized for issuance thereunder pursuant to the exercise of ISOs to 30,276,666 shares, and (iii) modify the commencement date of the automatic increase in the number of shares authorized for issuance thereunder pursuant to the exercise of ISOs to January 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on 10-Q (this “Quarterly Report on Form 10-Q”) and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2023 (the “Annual Report on Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. As a result of these risks, you should not replace undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018 and are developing our late-stage pipeline. Our commercial product, ZTlido, is a prescription lidocaine topical product approved by the federal Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a dedicated sales force of 60 to 70 sales representatives, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We are planning to commercialize GLOPERBA in 2023 and believe we are well-positioned to market and distribute the product. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults.

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), a Phase 3, novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica, (ii) SP-103 (lidocaine topical system) 5.4%, a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of acute low back pain (“LBP”), and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules), a novel low-dose delayed-release naltrexone hydrochloride formulation for treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022 and a Phase 2 clinical trial is expected to commence in 2023. SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the first FDA-approved alternative to off-label epidural steroid injections, which are administered over 12 million times annually in the United States. Top-line results from the completed Phase 3 study were received in November 2021 and reflected achievement of primary and secondary endpoints. SP-103 has also been granted fast track designation by the FDA and, if approved, could become the first FDA-approved lidocaine topical product for the treatment of acute LBP. SP-103 is a triple-strength lidocaine topical system designed to deliver a dose of lidocaine three times higher than any lidocaine topical product that we are aware of, either approved or in development. We are examining SP-103 as a treatment for acute LBP, a condition with high unmet need which, as of 2019, affected over 22 million patients in the United States. According to the Centers for Disease Control and Prevention (“CDC”) in 2020, LBP was the most common type of pain reported by patients, with 25% of adults in the U.S. reporting LBP in the prior three months. We initiated a Phase 2 trial of SP-103 in acute LBP in the second quarter of our fiscal year 2022.

We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products. We obtain our commercial supply of ZTlido, clinical supply of our product candidates and certain of the raw materials used in our product candidates from sole or single source suppliers and manufacturers. Prior to April 2022, we relied on a single third-party logistics distribution provider, Cardinal Health, for ZTlido distribution in the United States. Cardinal Health purchased and shipped ZTlido to customer wholesale distribution centers. Cardinal Health also performed order management services on our behalf. On April 2, 2022, we announced the expansion of our direct distribution network to national and regional wholesalers and pharmacies. Cardinal Health will continue to provide traditional third-party logistics functions for us.

Since our inception, we have invested substantial efforts and financial resources on acquiring product and technology rights while building our intellectual property portfolio and infrastructure. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB (celecoxib oral solution) in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting Phase 3 trials for SEMDEXA, and the development of SP-103. Our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. For the three months ended March 31, 2023 and 2022, we had a net loss of $30.8 million and $9.1 million respectively. As of March 31, 2023, we had an accumulated deficit of approximately $406.7 million. As of March 31, 2023, we had cash and cash equivalents of approximately $5.1 million.

We expect to continue to make investments in our sales and marketing organization and expand digital marketing efforts to broaden awareness of ZTlido, GLOPERBA and ELYXYB and in research and development, clinical trials and regulatory affairs to develop our product candidates, SEMDEXA, SP-103, and SP-104 (acquired from Sorrento in May 2022). As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, or at all. If adequate funds on acceptable terms are not available when needed, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA and ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

Recent Developments

Convertible Debentures

On March 21, 2023, we entered into a securities purchase agreement with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”) (the “Securities Purchase Agreement”) pursuant to which the Company could issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $25.0 million (the “Convertible Debentures”). The Convertible Debentures bear interest at an annual rate of 7.00% and will mature on December 21, 2023. During the three months ended March 31, 2023, we issued $10.0 million of Convertible Debentures pursuant to the terms of the Securities Purchase Agreement. The Convertible Debentures provide that at any time on or after a Convertible Debenture is issued and remains outstanding, any portion of the outstanding and unpaid principal amount of the Convertible Debentures, together with any accrued but unpaid interest, may be converted into shares of our Common Stock, at a conversion price of $8.00 per share (subject to adjustment by reason of stock splits, stock dividends or similar transactions).

On April 10, 2023, we filed a registration statement on Form S-1, to register the resale by Yorkville of any shares of Common Stock issuable upon conversion of the Convertible Debentures under the Securities Act of 1933, as amended (the “Securities Act”), which registration statement was declared effective on April 19, 2023. As a result and pursuant to the terms of the Securities Purchase Agreement, we issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debenture issued to Yorkville, resulting in the issuance of 632,431 shares of Common Stock based on the conversion price of $8.00 per share.

Lease Extension

In April 2023, we modified the lease term for the principal executive office located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027.

Comparability of Our Results and Our Relationship with Sorrento

We currently operate as a majority-owned subsidiary of Sorrento. As a result, our unaudited condensed consolidated financial statements may not be reflective of what our results of operations would have been had we been a stand-alone public company and no longer a majority-owned subsidiary of Sorrento. In particular, certain legal, finance, human resources and other functions have historically been provided to us by Sorrento at cost plus an agreed-upon markup. We expect to incur other costs to replace the services and resources that will not be provided by Sorrento. We will also incur additional costs as a stand-alone public company. As a stand-alone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Sorrento. In addition, in the future, we expect to incur internal costs to implement certain new systems, including infrastructure, and will continue to invest and optimize our current enterprise resource planning system to meet the future growth of the Company.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento, together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). While we are majority-owned by Sorrento, we are not a debtor in Sorrento’s voluntary Chapter 11 filing. As of March 31, 2023, we had a $3.2 million receivable from Sorrento, which was fully reserved. We will evaluate the collectability of this receivable on a quarterly basis going forward.

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

Research and Development

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

We expect that our selling, general and administrative expenses will vary year over year in the future as we adapt our commercial strategies to changes in the business environment. We also expect to incur increased expenses as a result of the Business Combination, operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to adjust the size of our administrative, finance and legal functions to adapt to the changes above and the anticipated growth of our business.

Intangible Amortization

Intangible amortization expense consists of the amortization expense of intangible assets recognized on a straight-line basis over the estimated useful lives of the assets. Our intangible assets, excluding goodwill, are composed of patent rights, acquired technology, acquired licenses and assembled workforce.

Other (Income) Expense

Loss (Gain) on Derivative Liability

Loss (Gain) on derivative liability includes the remeasurement of the warrant derivative liability. See Note 4 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest (Income) Expense

Interest expense for the three months ended March 31, 2022 consists of interest related to the senior secured notes issued by Scilex Pharmaceuticals Inc. (“Scilex Pharma”) in September 2018 (the “Scilex Pharma Notes”) and related party note payables to Sorrento.

Loss (Gain) on Foreign Currency Exchange

Loss (gain) on foreign currency exchange relates to foreign exchange losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	Changes
Statements of Operations Data:
Net revenue	$10,582	$6,812	$3,770
Operating costs and expenses:
Cost of revenue	3,591	1,144	2,447
Research and development	2,736	2,631	105
Selling, general and administrative	28,701	10,908	17,793
Intangible amortization	1,027	935	92
Total operating costs and expenses	36,055	15,618	20,437
Loss from operations	(25,473)	(8,806)	(16,667)
Other (income) expense:
Loss (gain) on derivative liability	5,253	(7,500)	12,753
Loss on debt extinguishment, net	—	4,799	(4,799)
Interest (income) expense, net	(1)	3,031	(3,032)
Loss on foreign currency exchange	20	4	16
Total other expense	5,272	334	4,938
Loss before income taxes	(30,745)	(9,140)	(21,605)
Income tax expense	8	3	5
Net loss	$(30,753)	$(9,143)	$(21,610)

Comparison of Three Months Ended March 31, 2023 and 2022

Net Revenue

Net revenue for the three months ended March 31, 2023 and 2022 was $10.6 million and $6.8 million, respectively. The increase of $3.8 million was driven by the increase of gross product sales of ZTlido by approximately 49% offset by an increase in rebates.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2023 and 2022 was $3.6 million and $1.1 million, respectively. The increase of $2.4 million was primarily due to an increase in gross revenue of approximately 49% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and royalty expense of $2.1 million in the three months ended March 31, 2023 that started to accrue in the second quarter of 2022.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase (Decrease)
SP-102
Contracted R&D	$189	$1,086	$(897)
Personnel	85	123	(38)
Other	9	—	9
Total SP-102	283	1,209	(926)
SP-103
Contracted R&D	1,312	1,128	184
Personnel	320	228	92
Other	223	66	157
Total SP-103	1,855	1,422	433
SP-104
Contracted R&D	(14)	—	(14)
Personnel	134	—	134
Other	25	—	25
Total SP-104	145	—	145
GLOPERBA
Contracted R&D	67	—	67
Personnel	179	—	179
Other	22	—	22
Total GLOPERBA	268	—	268
ELYXYB
Contracted R&D	15	—	15
Personnel	151	—	151
Other	19	—	19
Total ELYXYB	185	—	185
Total Research and Development Expenses	$2,736	$2,631	$105

Research and development expenses for the three months ended March 31, 2023 and 2022 were $2.7 million and $2.6 million, respectively. The $0.1 million increase was primarily attributed to Phase 2 clinical trial costs of SP-103, costs associated with planning for Phase 2 clinical trial of SP-104, and development costs of our new products GLOPERBA and ELYXYB in the first quarter of 2023, partially offset by decrease in clinical trial costs of SP-102.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 and 2022 were $28.7 million and $10.9 million, respectively. The increase of approximately $17.8 million was primarily due to a $5.1 million increase in legal expenses related to the cases covering the ZTlido patent infringement and the breach of non-compete agreement by a former employee, in each of which the Company was the plaintiff, a $4.2 million increase in personnel expense due to increases in headcount and the stock-based compensation from January 2023 equity grants, a $3.3 million increase in consulting expenses, a $1.8 million increase in contracted services, a $1.4 million increase related to bad debt reserve for the receivable from Sorrento, $1.0 million increase in marketing expense, a $0.6 million increase in directors and officers insurance expense after becoming publicly traded in November 2022, a $0.3 million increase in travel and entertainment expenses, and a $0.1 million increase in other expenses.

Intangible Amortization Expense

Intangible amortization expense for the three months ended March 31, 2023 and 2022 was $1.0 million and $0.9 million, respectively. The increase of $0.1 million is related to the amortization of the acquired exclusive license of GLOPERBA.

Loss (gain) on Derivative Liability

Loss (gain) on derivative liability for the three months ended March 31, 2023 and 2022 was $5.3 million and $(7.5) million, respectively. The loss recognized during the three months ended March 31, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the private placement warrants that we assumed from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”). The gain recognized during the three months ended March 31, 2022 was attributed to the change in the fair value of the derivative liability pertaining to the Scilex Pharma Notes, described in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K, due to revised sales forecasts.

(Gain) Loss on Debt Extinguishment, Net

(Gain) loss on debt extinguishment, net for the three months ended March 31, 2023 and 2022 was nil and $4.8 million, respectively. The loss incurred during the three months ended March 31, 2022 was attributed to Scilex Pharma’s repurchase of the Scilex Pharma Notes of $20.0 million in February 2022.

Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022 was nil and $3.0 million, respectively. The decrease was attributed to the repayment of Scilex Pharma Notes in September 2022 and the conversion of related party notes payable with Sorrento that were outstanding as of the closing of the Business Combination into shares of the Company’s Series A preferred stock, $0.0001 par value per share (the “ Series A Preferred Stock”) and Common Stock in November 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of approximately $5.1 million.

We have funded our operations primarily through the issuance of the Scilex Pharma Notes in 2021, related party notes with Sorrento, the 2020 revolving credit facility between Scilex Pharma and CNH Finance Fund I, L.P., the Yorkville financing pursuant to the A&R Yorkville Purchase Agreement (as defined below), the B. Riley financing pursuant to the B. Riley Purchase Agreement (as defined below) and the issuance of Convertible Debentures in 2023. We also have deferred consideration related to the GLOPERBA license acquired in 2022. The following table summarizes the aggregate indebtedness of these issuances as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Convertible Debentures	$9,600	$—
Deferred Consideration with Romeg	3,651	3,651
Total indebtedness	$13,251	$3,651

Convertible Debentures

As of March 31, 2023, we have $9.6 million of Convertible Debentures outstanding pursuant to the Securities Purchase Agreement (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Deferred Consideration

We have $3.7 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments will begin in the first full quarter following June 14, 2023.

ZTlido Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During the three months ended March 31, 2023, Scilex Pharma made royalty payments in the amount of $2.2 million. As of March 31, 2023, Scilex Pharma had ending balances of accrued royalty payables of $2.1 million.

Contingent Consideration

We have $280.0 million, $13.0 million, and $23.0 million in aggregate contingent consideration obligations in connection with the SEMDEXA, GLOPERBA, and SP-104 acquisitions (see Note 3 titled “Acquisitions” included in the Annual Report on Form 10-K for additional information), respectively, that are contingent upon achieving certain specified milestones or the occurrence of certain events. Contingent consideration obligations are comprised of regulatory milestones and additional payments that will be due upon the achievement of certain amounts of net sales (see Note 3 titled “Acquisitions” included in the Annual Report on Form 10-K for additional information).

Standby Equity Purchase Agreements

On November 17, 2022, we entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with Yorkville. On February 8, 2023, we entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. Pursuant to the A&R Yorkville Purchase Agreement, we have the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Original Purchase Agreement was initially declared effective by the SEC on December 9, 2022 and we are now able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein.

On January 8, 2023, we entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement”, together with the A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley principal Capital II, LLC (“B. Riley”), pursuant to which we have the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and we are now able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Convertible Debentures.

Future Liquidity Needs

We have based our anticipated operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

•
the costs and expenses associated with our ongoing commercialization efforts for ZTlido, GLOPERBA and ELYXYB;

•
the degree of success we experience in commercializing ZTlido, GLOPERBA and ELYXYB;
•
the revenue generated by sales of ZTlido, GLOPERBA, ELYXYB and other products that may be approved, if any;
•
the scope, progress, results and costs of conducting studies and clinical trials for our product candidates, SEMDEXA, SP-103 and SP-104;
•
the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•
the costs of manufacturing ZTlido, GLOPERBA, ELYXYB and our product candidates;
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
•
the extent to which ZTlido, GLOPERBA, ELYXYB or any of our product candidates, if approved for commercialization, is adopted by the physician community;
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

Should our sales of ZTlido, GLOPERBA, ELYXYB and other product candidates not materialize at the anticipated rate contemplated in our business plan, we will need to raise additional capital in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings and license agreements. As discussed above, following the completion of the Business Combination, we entered into the A&R Yorkville Purchase Agreement, the B. Riley Purchase Agreement and the Securities Purchase Agreement. The registration statement filed with the SEC in connection with the Original Purchase Agreement, the B. Riley Purchase Agreement and the Convertible Debentures were initially declared effective by the SEC on December 9, 2022, January 20, 2023 and April 19, 2023, respectively, and we are now able to offer and sell shares of our Common Stock under both the A&R Yorkville Purchase Agreement and the B. Riley Purchase Agreement, subject to any limitations set forth therein, which will provide us with an additional source of liquidity, and we have issued all of the Convertible Debentures under the Securities Purchase Agreement.

In addition to the liquidity provided by revenue generating products, Yorkville advances under the A&R Yorkville Purchase Agreement, B. Riley advances and B. Riley additional advances under the B. Riley Purchase Agreement and Convertible Debentures under the Securities Purchase Agreement, we will receive up to an aggregate of approximately $126.5 million from the exercise of the Private Warrants and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “Warrants”) (at an exercise price of $11.50 per share of Common Stock), assuming the exercise in full of all of the Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $11.50 per share, we believe warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us.

The securities held by Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd (collectively, the “Sponsors”) and Sorrento that were previously registered for resale on a registration statement on Form S-1 (File No. 333-268603) filed with the SEC on November 30, 2022, which was initially declared effective by the SEC on December 27, 2022, represent a substantial percentage of our outstanding Common Stock. The Sponsors and Sorrento will be able to sell all of the shares of our Common Stock and any Warrants registered for resale thereunder for so long as such registration statement is available for use. The sale, or indication of an intention to sell, substantial amounts of our Common Stock or Warrants could result in a significant decline in the public trading price of our securities and impair our ability to raise capital through the sale of additional equity securities. Even if the current trading price of our Common Stock is at or significantly below the price at which the units were issued in Vickers’s initial public offering consummated on January 11, 2021 (the “IPO”), the Sponsors and Sorrento may have an incentive to sell because they will still profit on sales due to the lower price at which they purchased their shares compared to the public stockholders.

We can give no assurances that we will be able to secure additional sources of funds to support our operations on acceptable terms, or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds by issuing equity or convertible debt securities, including pursuant to the A&R Yorkville Purchase Agreement and the B. Riley Purchase Agreement, it could result in dilution to our existing stockholders or increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur additional indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to ZTlido, GLOPERBA, ELYXYB, or our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and results of operations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA or ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

We may also need to take certain other actions to allow us to maintain our projected cash and projected financial position including but not limited to, additional reductions in general and administrative costs, sales and marketing costs, suspension or winding down of clinical development programs for SP-102, SP-103 and SP-104 and other discretionary costs. Although we believe such plans, if executed and coupled with the above described sources of liquidity, should provide us with financing to meet our needs, successful completion of such plans is dependent on factors outside of our control.

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidates, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Net proceeds from the trust account in connection with the Business Combination, together with our existing cash and cash equivalents and proceeds from the issuance of the Convertible Debentures and any Yorkville advances made under the A&R Yorkville Purchase Agreement, any B. Riley advances or B. Riley additional advances made under the B. Riley Purchase Agreement, may be insufficient to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash Flow Data:
Net cash used for operating activities	$(7,744)	$(10,731)
Net cash proceeds from financing activities	10,629	39,960
Net change in cash and cash equivalents	$2,885	$29,229

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash used for operating activities was approximately $7.7 million, attributable to our net loss of $30.8 million, partially offset by other non-cash reconciling items of $10.2 million related to loss on derivative liabilities, stock-based compensation, depreciation and amortization and non-cash operating lease cost and changes in operating assets and liabilities that provided $12.9 million of cash.

For the three months ended March 31, 2022, net cash used for operating activities was approximately $10.7 million, attributable to our net loss of $9.1 million, other non-cash reconciling items of $4.8 million related to depreciation and amortization, stock-based compensation, non-cash operating lease cost, non-cash interest for debt issuance costs and debt discount, interest payments related to the debt discount on the Scilex Pharma Notes, net loss on debt extinguishment, and a gain on derivative liabilities, partially offset by changes in operating assets and liabilities that provided $3.2 million of cash.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was approximately $10.6 million and is primarily related to $9.6 million in proceeds from Convertible Debentures and $1.7 million in proceeds from Standby Equity Purchase Agreements, partially offset by $0.7 million payment of the transaction costs related to the Business Combination.

For the three months ended March 31, 2022, net cash provided by financing activities was approximately $40.0 million and is primarily related to $1.5 million in proceeds from related party payables, $62.5 million in proceeds from related party notes payable with Sorrento, $9.9 million in proceeds from the revolving credit facility between Scilex Pharma and CNH Finance Fund I, L.P. (the “CNH Revolving Loan”), entered into in December 2020, $0.1 million in proceeds from the exercise of stock options, partially offset by $18.8 million repayment on CNH Revolving Loan and $15.2 million repayment of the Scilex Pharma Notes.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which are prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates and judgments and base them on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There have been no material changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1 titled “Nature of Operations and Basis of Presentation” of the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Related Party Transactions

For a description of our related party transactions, see Note 11 titled “Related Party Transactions” of the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company

An “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in Scilex’s business could significantly affect our business, financial condition and results of operations.

In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an emerging growth company we may take advantage of certain exemptions from various reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

•
an exemption from compliance with the requirement to obtain an attestation and report from our auditors on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”);
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

Scilex qualifies and will remain as an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which Scilex has total annual gross revenue of at least $1.235 billion, or (c) in which Scilex is deemed to be a large accelerated filer, which means the market value of the common equity of Scilex that is held by non-affiliates equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which Scilex has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2023 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management has concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

As described in Item 9A of our Annual Report on Form 10-K, our management concluded that we did not employ sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas. As a result, we identified that certain of our control activities in the areas of revenue, debt, business combination and derivative liabilities did not operate effectively and therefore, were deficient and the combination of the aforementioned deficiencies were deemed to represent a material weakness in our internal control over financial reporting as of December 31, 2022.

While we have taken actions to remediate this material weakness, including (i) recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s assessment of judgmental and technical accounting areas, (ii) conducting additional training for staff involved in judgmental and technical accounting areas, and (iii) engaging additional independent third-party technical consultants to assist in performing accounting analyses of complex transactions, completion of our remediation efforts is ongoing. As such, management has concluded the aforementioned material weakness has not been remediated as of March 31, 2023. We will continue to implement additional measures to improve our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of any potential changes in our internal control over financial reporting during the fiscal quarter covered by this Quarterly Report on Form 10-Q. Except for the evaluation and implementation of additional controls and procedures as described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the caption “Litigation” in Note 10 “Commitments and Contingencies” of the Notes accompanying the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below before deciding whether to invest in our Common Stock. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements”, you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. Risk factors marked with an asterisk (*) below include a substantive change from or an update to the risk factors included in the Annual Report on Form 10-K.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our Common Stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (the “SEC”) before making an investment decision regarding our Common Stock.

Risks Related to our Limited Operating History, Financial Condition and Capital Requirements

•
We currently have two commercial products, ZTlido and ELYXYB; but we are currently heavily dependent on the commercial success of ZTlido, as ELYXYB is in the initial stages of commercialization, and we may be unable to generate sufficient revenue to support our operations.
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

Risks Related to our Commercial Operations and Product Development

•
We obtain our commercial supply of certain of our products, the clinical supply of our product candidates and certain of the raw materials used in our product candidates from sole or single source suppliers and manufacturers. In the event of a loss of one of these suppliers or manufacturers, or a failure by any such supplier or manufacturer to comply with FDA regulations, we may not be able to find an alternative source on commercially reasonable terms, or at all.
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
•
ZTlido, GLOPERBA and ELYXYB may have undesirable properties that could result in significant negative consequences, and our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval.

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
•
We are party to the Romeg Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, and if we lose the right to license such intellectual property or if the Romeg Agreement is terminated for any reason, our ability to commercialize GLOPERBA would be harmed.
•
If we are unable to maintain patent protection for ZTlido, GLOPERBA, ELYXYB and our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

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
•
We are controlled by Sorrento, whose interests may differ from those of our public stockholders.
•
Sorrento has recently filed for bankruptcy protection, which may impair our relationship with Sorrento.
•
The Chapter 11 Cases may limit the flexibility of our management team in running our business, which could have a material and adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
•
If Sorrento’s Chapter 11 bankruptcy case is converted to a case under Chapter 7 of the United States Bankruptcy Code, Sorrento may be required to liquidate its assets, which includes the Company and the shares of our Common Stock currently held by Sorrento.

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

Risks Related to our Limited Operating History, Financial Condition and Capital Requirements

*We currently have two commercial products, ZTlido and ELYXYB; but we are currently heavily dependent on the commercial success of ZTlido, as ELYXYB is in the initial stages of commercialization, and we may be unable to generate sufficient revenue to support our operations.

We currently have two commercial products, ZTlido and ELYXYB; but, we are currently heavily dependent upon ZTlido sales to generate revenue, as ELYXYB is in the initial stages of commercialization. In February 2018, we obtained regulatory approval for ZTlido for the relief of neuropathic pain associated with PHN, which is a form of post-shingles nerve pain, and we began commercializing ZTlido in the United States in October 2018. In late February 2023, we acquired ELYXYB, a first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults, in the U.S. We launched ELYXYB in April of 2023. As a result, it is difficult to evaluate our current business and predict our future prospects. We cannot assure that ZTlido or ELYXYB will gain market acceptance among physicians, health care payors, patients and the medical community, which is critical to our commercial success. We have limited experience engaging in commercial activities and limited relationships with physicians, hospitals and payors. Market acceptance of ZTlido and ELYXYB depends on a number of factors, including:

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

In order to successfully commercialize ZTlido and ELYXYB, we will need to expand our marketing efforts to develop new relationships and expand existing relationships. Physicians may decide not to prescribe ZTlido or ELYXYB for a variety of reasons, including changes in available offerings, adverse publicity, perceived safety issues, inadequate coverage or reimbursement for ZTlido or ELYXYB or the utilization of products developed by other parties, all of which are circumstances outside of our control. Demand for ZTlido may not increase, or may not develop for ELYXYB, as quickly as we predict, and we may be unable to increase our revenue to the level that we currently expect. Even if we succeed in increasing market acceptance of ZTlido or developing market acceptance of ELYXYB, maintaining and creating relationships with physicians, we may be unable to reach or sustain a level of profitability.

Our ability to effectively promote ZTlido and ELYXYB will also depend on pricing and cost-effectiveness, including our ability to produce at a competitive price. In addition, our efforts to educate the medical community and third-party payors on the benefits of ZTlido and ELYXYB may require significant resources, may be constrained by FDA rules and policies on product promotion and may never be successful.

*We have a limited operating history and have incurred significant losses since our inception. We anticipate that we will incur continued losses for the foreseeable future.

We have a limited operating history. Prior to March 2019, our operations were conducted through Scilex Pharma, which was formed in September 2012 and is now our wholly owned subsidiary. In March 2019, we effected a corporate reorganization and acquired Semnur, which was formed in June 2013. Since our inception, we have focused on organizing and staffing our company, business planning, raising capital, identifying potential non-opioid pain therapy candidates, undertaking preclinical studies and clinical trials of our product candidates and establishing research and development and manufacturing collaborations. All of our revenue to date is attributable to sales of ZTlido, and we expect that sales of ZTlido will account for substantially all of our revenue for at least the near term. Our relatively short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

Since our inception, we have incurred significant net losses, with net losses of $23.4 million, $88.4 million, and $47.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. For the three months ended March 31, 2023 and March 31, 2022, we had net losses of $30.8 million and $9.1 million, respectively. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of approximately $406.7 million and $375.9 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to the completion of the pivotal Phase 3 trial for SEMDEXA, commencement of the Phase 2 clinical trial for SP-103 and multiple Phase 1 trials for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

Under the terms of the Agreement and Plan of Merger we entered into with Semnur, Sigma Merger Sub, Inc., our prior wholly owned subsidiary, Fortis Advisors LLC, solely as representative of the holders of Semnur equity (the “Semnur Equityholders”), and Sorrento, for limited purposes, we are obligated to pay the Semnur Equityholders up to an aggregate of $280.0 million in contingent cash consideration based on the achievement of certain milestones. A $40.0 million payment will be due upon obtaining the first approval of a new drug application by the FDA (“NDA”) of any Semnur product, which includes SEMDEXA. Additional payments will be due upon the achievement of certain cumulative net sales of Semnur products, as follows:

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

*We will require substantial additional funding, which may not be available to us on acceptable terms, or at all.

Our operations have consumed substantial amounts of cash since inception. We expect to significantly increase our spending to continue our commercialization efforts for ZTlido, GLOPERBA and ELYXYB, advance development of our current product candidates and launch and commercialize any product candidates for which we receive regulatory approval. Furthermore, we expect to incur additional costs associated with operating as a public company. We will also require additional capital to fund our other operating expenses and capital expenditures.

As of March 31, 2023, our cash and cash equivalents were approximately $5.1 million and we had an accumulated deficit of approximately $406.7 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

•
the costs and expenses associated with our ongoing commercialization efforts for ZTlido, GLOPERBA and ELYXYB;
•
the degree of success we experience in commercializing ZTlido, GLOPERBA and ELYXYB;
•
the revenue generated by sales of ZTlido, GLOPERBA, ELYXYB and other products that may be approved, if any;
•
the scope, progress, results and costs of conducting studies and clinical trials for our product candidates, SEMDEXA, SP-103 and SP-104;
•
the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•
the costs of manufacturing ZTlido, GLOPERBA, ELYXYB and our product candidates;
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
•
the extent to which ZTlido, GLOPERBA, ELYXYB or any of our product candidates, if approved for commercialization, is adopted by the physician community;
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

*Our recurring losses from operations, negative cash flows and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of approximately $406.7 million as of March 31, 2023 and approximately $375.9 million as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the years ended December 31, 2022 and 2021, the material weakness identified in our internal control over financial reporting related to ineffective control activities in the areas of revenue, business combination, debt and derivative liabilities caused by a lack of sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas. As a result of the material weakness, we hired additional accounting personnel and are implementing remediation measures including, but not limited to, performing a comprehensive assessment of accounting and finance resource requirements and hiring other personnel with sufficient accounting expertise at Scilex to improve the operating effectiveness of our review controls and monitoring activities, and utilizing external accounting experts as appropriate. Any potential material misstatements were identified and corrected as audit adjustments in the applicable periods and are properly reflected in our financial statements included in the Annual Report on Form 10-K. We hired a new Chief Financial Officer in May 2022 at Legacy Scilex and she became Chief Financial Officer of the Company in connection with the closing of the Business Combination. In addition, we expect to hire additional personnel with accounting expertise and utilize external accounting experts.

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

Risks Related to our Commercial Operations and Product Development

*We obtain our commercial supply of certain of our products, the clinical supply of our product candidates and certain of the raw materials used in our product candidates from sole or single source suppliers and manufacturers. In the event of a loss of one of these suppliers or manufacturers, or a failure by any such supplier or manufacturer to comply with FDA regulations, we may not be able to find an alternative source on commercially reasonable terms, or at all.

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

Under the Product Development Agreement and the Commercial Supply Agreement, we license the rights to ZTlido from and rely exclusively on Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of March 31, 2023, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of March 31, 2023, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

We expect our third-party manufacturers and suppliers of both ELYXYB and GLOPERBA (which product we do not expect to launch until the fourth quarter of 2023) are capable of providing sufficient quantities of these products to meet anticipated commercial demands; however, if third parties with whom we currently work are unable to meet our manufacturing and supply requirements, we will need to secure alternate manufacturers and suppliers or face potential delays or shortages. While we believe that there are other contract manufacturers and suppliers with the technical capabilities to manufacture and supply these products, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

Under our exclusive Supply Agreement, dated December 17, 2015 (the “Genzyme Supply Agreement”) with Genzyme Corporation (“Genzyme”), we depend on Genzyme to fulfill our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SEMDEXA and we are aware of only a limited number of suppliers of the excipient. Genzyme has the right to terminate the Supply Agreement under certain circumstances, including, but not limited to, if Genzyme decides to discontinue manufacturing the product at its facility for economic or strategic reasons and provides us with 24 months’ notice. Genzyme has notified us of its intention to terminate the Genzyme Supply Agreement as it has determined to discontinue manufacturing the product at its facility, effective as of May 31, 2024. Although we are currently in the process of identifying and certifying new suppliers to fulfill our clinical and commercial supply requirements for sodium hyaluronate, we may not be able to find an alternative supplier of sodium hyaluronate on commercially reasonable terms.

Under our Master Services Agreement, dated January 27, 2017 (as amended, the “Lifecore Master Services Agreement”), with Lifecore Biomedical, LLC (“Lifecore”), we depend on Lifecore to manufacture clinical supplies of SEMDEXA. Lifecore has the right to terminate the Lifecore Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement and fail to cure such breach within 30 days of written notice; (2) if we (a) become insolvent, (b) cease to function as a going concern, (c) become convicted of or plead guilty to a charge of violating any law relating to either party’s business, or (d) engage in any act which materially impairs goodwill associated with SEMDEXA or materially impairs the terminating party’s trademark or trade name; (3) if we fail to pay past due invoices upon 30 days’ written notice, or (4) if we reject or fail to respond to a major change proposed by Lifecore that does not change Semnur’s written and approved acceptance criteria in its product specifications. In the event that Lifecore decides to terminate the Lifecore Master Services Agreement, finding an alternative manufacturer on commercially reasonable terms, or at all, may be difficult.

Under the Master Services Agreement (the “Tulex Master Services Agreement”) and the statement of work with Tulex Pharmaceuticals Inc. (“Tulex”), we depend on Tulex to develop, test and manufacture clinical supplies of SP-104. Tulex has the right to terminate the Tulex Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement or a statement of work and fail to cure such breach within 15 days after receipt of notice of such breach (or such other time period expressly stated in the applicable statement of work) or (2) in the event of our insolvency, bankruptcy, reorganization, liquidation or receivership, or a failure to remove any insolvency, bankruptcy, reorganization, liquidation or receivership proceedings within ten days from the date of institution of such proceedings. In addition, we may terminate the agreement or any statement of work (a) without cause upon 30 days prior written notice to Tulex or (b) immediately upon written notice in the event Tulex is dissolved or undergoes a change in control. In the event that the Tulex Master Services Agreement or a statement of work is terminated, we may not be able to find an alternative manufacturer and supplier on commercially reasonable terms.

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

In addition, our product candidates may compete with other product candidates and products for access to manufacturing facilities and other supplies. There are a limited number of manufacturers that operate under current Good Manufacturing Practices (“cGMP”) regulations and that might be capable of manufacturing for us. Also, prior to the approval of our product candidates, we would need to identify a contract manufacturer that could produce our products at a commercial scale and that could successfully complete FDA pre-approval inspection and inspections by other health authorities. Agreements with such manufacturers or suppliers may not be available to us at the time we would need to have that capability and capacity.

If the commercial supply of our commercial products, clinical supply of our product candidates and certain of the raw materials used in our product candidates are disrupted or delayed, there can be no assurance that alternative sources can serve as adequate replacements or that supplies will be available on terms that are favorable to us, if at all. Any disruption in supply could affect the profitability of ZTlido, commercialization of GLOPERBA and ELYXYB, and the development of SEMDEXA, SP-103 and SP-104.

*We rely on a single third-party logistics distribution provider, Cardinal Health 105, which until recently had also been our only customer.

We currently rely on Cardinal Health 105, LLC (“Cardinal Health 105”) as our third-party logistics distribution provider for ZTlido and ELYXYB in the United States. Cardinal Health 105 also performs the following services on our behalf: customer service, credit checks, invoicing, chargebacks, distributor fee for service, government reporting, customer returns, accounts receivable, inventory control, product security (DSCSA serialization) inquiries and recall assistance. In the years ended December 31, 2020 and 2021 and the first quarter of 2022, Cardinal Health 105 was our only customer for ZTlido and sales to Cardinal Health 105 represented all of our net revenue for such periods. As we continue to expand the commercialization of ZTlido, we expanded our direct distribution network to national and regional distributors and pharmacies in the second quarter of 2022. Beginning on April 1, 2022, we began selling ZTlido directly to three large distributors, McKesson Corporation, Cardinal Health 110, LLC and AmerisourceBergen Corporation, as well as to numerous pharmacies. If we are unable to maintain a favorable relationship with Cardinal Health 105 (or with any of our three large distributors), we expect that our revenue would decline and our business would be harmed as a result. We may be unable to control the timing of the delivery of ZTlido and ELYXYB to distributors, and any financial uncertainty or loss of key logistic employees of Cardinal Health 105, as our only third-party logistics provider, may negatively impact our sales.

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

Certain of our existing license and supply agreements impose various milestone and other obligations on us. For example, under our Product Development Agreement with Itochu and Oishi, if our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, Itochu and Oishi have the right to terminate the Product Development Agreement if the parties are unable to resolve the concerns after 30 days of good-faith negotiation. As of March 31, 2023, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of March 31, 2023, neither Oishi nor Itochu has exercised its right of termination.

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

We currently do not have the ability to independently conduct any clinical trials. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practice (“GCP”) requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations (“CROs”), to conduct GCP-compliant clinical trials of our product candidates properly and on time. While we have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GCP-compliant clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount and timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GCP-compliant clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. For any violations of laws and regulations in the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties up to and including criminal prosecution.

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
•
delays in obtaining approval from one or more institutional review boards (“IRBs”);
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

*We face potential business disruptions and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.

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

On September 24, 2021, the Safer Federal Workforce Task Force issued written guidance to implement Executive Order 14042, which was signed by President Biden on September 9, 2021. A number of federal courts have issued orders enjoining enforcement of the Executive Order, including one on a nationwide basis. As a result, the government stated that it will take no action to enforce the requirements of the Executive Order at this time. As a federal contractor, we mandated that all of our employees and, in addition, contractors that enter our U.S. buildings and certain other locations, be fully vaccinated against COVID-19, subject to disability and religious exemptions, by December 8, 2021.

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

In addition, the continued spread of COVID-19 globally could materially and adversely impact our operations, including without limitation, our manufacturing and supply chain, sales and marketing efforts, sales of ZTlido, GLOPERBA and ELYXYB, travel and employee health and availability, which may have a material and adverse effect on our business, financial condition and results of operations.

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

Even if we receive regulatory approval, the FDA may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a Risk Evaluation and Mitigation Strategy (“REMS”). The FDA may require labeling that includes precautions or contra-indications with respect to conditions of use, or may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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
•
potential disruptions caused by the continuing COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented and other factors;
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

The biotechnology and pharmaceutical industries are characterized by intense competition and rapid technological advances. In addition, the competition in the pain management market, and other relevant markets, is intense. ZTlido and our product candidate, SP-103, face and will likely face competition from other prescription patches, generic topical lidocaine patches, and over-the-counter (“OTC”) lidocaine patches, including Lidoderm® (a branded, prescription 5% lidocaine patch product) (“Lidoderm”), generic lidocaine patches manufactured by Mylan N.V., Teva Pharmaceutical Industries Limited (“Teva”) and Par Pharmaceutical, Inc., and various OTC patches. Additionally, SP-103, if approved, will likely compete with various opioid pain medications, nonsteroidal anti-inflammatory drugs (“NSAIDs”), muscle relaxants, antidepressants and anticonvulsants particularly as we seek approval for the treatment of acute LBP.

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

*The third-party payor coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain coverage and adequate reimbursement for ZTlido, GLOPERBA, ELYXYB or our product candidates, if approved, could decrease our ability to generate product revenue.

There is significant uncertainty related to the third-party coverage and reimbursement of existing and newly approved products. Market acceptance and sales of ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved, in domestic markets will depend significantly on the availability of coverage and adequacy of reimbursement from third-party payors, including government programs (such as Medicare and Medicaid) and private payor healthcare and insurance programs. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Coverage and reimbursement for ZTlido can differ significantly from payor to payor, and we may not be able to maintain adequate coverage and reimbursement in the future.

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

*Because we have multiple programs and product candidates in our development pipeline and are pursuing a variety of target indications and treatment approaches, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.

Apart from our FDA-approved products, ZTlido, GLOPERBA and ELYXYB, we currently have several product candidates that are at various stages of development. We have limited financial and management resources. As a result, we may forego or delay pursuit of opportunities with potential target indications or product candidates that later prove to have greater commercial potential than our current and planned development programs and product candidates.

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

*ZTlido, GLOPERBA and ELYXYB may have undesirable properties that could result in significant negative consequences, and our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with ZTlido, GLOPERBA, ELYXYB and our product candidates. In the event that ZTlido, GLOPERBA or ELYXYB is identified to have undesirable side effects, a number of potentially significant negative consequences could occur. Regulatory authorities may withdraw their approval of the product or seize the product. Restrictions may be imposed on the manufacturing or marketing of ZTlido, GLOPERBA or ELYXYB or any component thereof, including the imposition of a REMS plan that may require creation of a Medication Guide outlining the risks of such side effects for distribution to patients, as well as elements to assure safe use of the product, such as a patient registry and training and certification of prescribers. Any of these events could damage our reputation and prevent us from achieving or maintaining market acceptance of ZTlido, GLOPERBA or ELYXYB.

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

*ZTlido, GLOPERBA ELYXYB and our product candidates are complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or manufacturing problems that result in delays in our development or commercialization programs, limit the supply of our product candidates, or otherwise harm our business.

We currently depend on contract manufacturers to conduct the manufacturing and supply activities for ZTlido, GLOPERBA, ELYXYB and our product candidates. Manufacturing these product candidates require facilities specifically designed for and validated for this purpose and sophisticated quality assurance and quality control procedures are necessary. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

If contaminations are discovered in our supply of ZTlido, GLOPERBA, ELYXYB or our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We may not be successful in securing additional sources at all or on a timely basis, which could materially harm our development timelines. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to begin new clinical trials at additional expense or terminate clinical trials completely.

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

Risks Related to our Business and Operations

*If we are unable to retain our key executives, it may delay our development efforts and harm our business, financial condition and results of operations.

Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate key executives to accomplish our business objectives, we may experience constraints that will significantly impede our ability to raise additional capital and our ability to implement our overall business strategy. In particular, we are highly dependent upon our executive officers, including Jaisim Shah, our President and Chief Executive Officer, Henry Ji, Ph.D., our Executive Chairperson, and Elizabeth Czerepak, our Executive Vice President, Chief Financial Officer and Chief Business Officer. The loss of services of these executive officers could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials and the successful commercialization of ZTlido, GLOPERBA and ELYXYB. We do not carry “key person” insurance on any of our executive officers or other employees.

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

*We may need to increase the size of our company and may not effectively manage our growth.

As of March 31, 2023, we had approximately 100 full-time employees. We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

*If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

Manufacturing and marketing of ZTlido, GLOPERBA and ELYXYB and clinical testing of our product candidates may expose us to individual product liability claims, class action lawsuits or actions, and other individual or mass tort claims. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. In addition, physicians may misuse our products with their patients if they are not adequately trained, potentially leading to injury and increased risk of product liability. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of risks inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

*We may seek to grow our business through acquisitions and may fail to realize the anticipated benefits of any acquisition, and acquisitions can be costly and dilutive.

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

The success of any acquisition depends on, among other things, our ability to combine our business with an acquired business in a manner that does not materially disrupt existing relationships and that allows us to achieve development and operational synergies. If we are unable to achieve these objectives, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than expected. If we are obligated to make any milestone payments in connection with an acquisition or licensing agreement, such obligations could impose substantial additional costs on us and divert resources from other aspects of our business. In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses or acquire intangible assets that could result in significant future amortization expenses. As a result, an acquisition may not be accretive to our stock value or development pipeline in the near or long term.

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

Compliance with these regulations and laws is costly and exposes us to penalties for non-compliance. Other laws and regulations that can significantly impact us include various anti-bribery laws, including the U.S. Foreign Corrupt

Practices Act (the “FCPA”), as well as export controls laws. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities and exclusion or debarment from government contracting.

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

*Our business and operations would suffer in the event of a system failure.

While we have implemented and maintain security measures, our computer systems and those of our CROs and other contractors and consultants are vulnerable to computer viruses, unauthorized access, cybersecurity attacks, and other security incidents, including as perpetrated by hackers, or as the result of natural disasters, terrorism, war, or telecommunications or electrical failures. While we have not experienced any such system failure or a security breach to date, if such an event were to occur, it could result in a material disruption of our product development programs or a loss of our trade secrets or other proprietary information. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data. To the extent that any disruption or security breach were to result in the loss of or damage to our data or applications, or the unauthorized disclosure of confidential or proprietary information, including personal data, we could incur material legal liability or be the subject of legal claims, suffer damage to our reputation, lose or harm our intellectual property rights, and delay the continued research, development and commercial efforts of ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters or some other matter, that claim could have a material adverse effect on our business, financial condition, and results of operations.

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

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020 and 2021 due to the impacts of the COVID-19 pandemic, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the repeal of certain provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2020 (the “ACA”), may decrease the demand for healthcare services and pharmaceuticals. If fewer patients seek medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, the closure of any additional national or regional commercial banks could lead to further economic instability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and price of our Common Stock, and could require us to delay or abandon clinical development plans.

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

Risks Related to our Intellectual Property

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

The Product Development Agreement imposes various development, regulatory and/or commercial diligence obligations, payments and other obligations. Oishi and Itochu have the right to terminate the Product Development Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of March 31, 2023, Scilex’s net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of March 31, 2023, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement is terminated for certain reasons, such as our material breach of the agreement, our bankruptcy, or lack of economic viability, we will be required to transfer all licensed intellectual property rights, including those relating to ZTlido and SP-103, to Oishi and Itochu or their designee, at our own cost and expense. The loss of such licenses could materially harm our business, financial condition and results of operations.

*We are party to the Romeg Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, and if we lose the right to license such intellectual property or if the Romeg Agreement is terminated for any reason, our ability to commercialize GLOPERBA would be harmed.

On June 14, 2022, we entered into the Romeg Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA. Pursuant to the Romeg Agreement, we have been granted (1) the right to manufacture, promote, market, distribute and sell pharmaceutical products comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans in the United States and (2) an exclusive, transferable license to use the trademark “GLOPERBA.” Under the Romeg Agreement, among other things, Romeg granted us (1) a transferable license, with the right to sublicense, under the patents and know-how specified therein to (a) commercialize the pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Territory; and (2) an exclusive, transferable license, with right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof in connection with the commercialization of the Initial Licensed Product solely in the Territory. The license to know-how is exclusive for purposes of developing and commercializing Licensed Products in the Territory during the royalty term, but is otherwise non-exclusive. The license to patents is exclusive for purposes of developing and commercializing Licensed Products in the Territory until July 1, 2027 and, thereafter, is co-exclusive with Granules Pharmaceuticals, Inc. for the royalty term for such purposes. The royalty term begins on the date of the agreement and ends on the later of (i) expiration of the last to expire of the patents that covers the manufacture or commercialization of the Licensed Products in the Territory or (ii) the tenth anniversary of the date of the Romeg Agreement. Our ability to commercialize GLOPERBA and develop Licensed Products depends on the effectiveness and continuation of the Romeg Agreement. If we lose the right to license the intellectual property rights granted by the Romeg Agreement, our ability to develop GLOPERBA as well as new product candidates based on the licensed intellectual property would be harmed.

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

*Potential disputes over intellectual property rights that we have licensed may prevent or impair our ability to maintain our current licensing arrangements on acceptable terms.

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

*If we are unable to maintain patent protection for ZTlido, GLOPERBA, ELYXYB and our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to ZTlido, GLOPERBA, ELYXYB and our product candidates. Our success depends in part on our ability to obtain and maintain patent protection in the United States for GLOPERBA, the United States

and Canada for ELYXYB, and in the United States and other countries with respect to ZTlido and our product candidates. We seek to protect our proprietary position by filing and/or in-licensing patent applications in the United States and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patents and patent applications that we own or in-license may fail to result in issued patents with claims that protect ZTlido, GLOPERBA, ELYXYB and our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover ZTlido, GLOPERBA, ELYXYB and our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

If the patent applications we hold or in-license with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for ZTlido, GLOPERBA, ELYXYB and our product candidates, it could dissuade other companies from collaborating with us to develop product candidates, and threaten our ability to commercialize ZTlido, GLOPERBA, ELYXYB and our product candidates. Any such outcome could have a materially adverse effect on our business.

*We may not be successful in obtaining or maintaining necessary rights to product components and processes and brands for our development pipeline through acquisitions and in-licenses.

Presently we have intellectual property rights, through acquisitions and licenses from third parties, related to ZTlido, SP-103 and GLOPERBA. Because our programs for ZTlido, GLOPERBA, ELYXYB, SP-103 and SP-104 may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. It may also be commercially advantageous to use trademarks held by others. We may be unable to acquire or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

*Claims that we infringe, misappropriate, or violate the intellectual property rights of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.

Third parties may assert patent or other intellectual property infringement or misappropriation claims against us or our strategic partners, licensors or licensees with respect to ZTlido, GLOPERBA, ELYXYB and our product candidates. If ZTlido, GLOPERBA, ELYXYB or any of our product candidates, methods, processes and other technologies are alleged to infringe on or be improperly based on the proprietary rights of other parties, we could face adverse consequences.

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

*If our intellectual property rights are invalidated or circumvented, our business, financial condition and results of operations will be adversely affected.

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

Intellectual property protection varies throughout the world and is subject to change over time. In the United States, for small molecule drug products, such as ZTlido, GLOPERBA and ELYXYB, the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our pharmaceutical patents. As a result, we expect that our U.S. patents on major pharmaceutical products will be routinely challenged, and there can be no assurance that our patents will be upheld. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a distraction to management and other employees. We face generic manufacturer challenges to our patents outside the United States as well. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory or being required to pay damages for past infringement or royalties on future sales.

*If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition and our business, financial condition and results of operations may be adversely affected.

We have registered trademarks with the PTO for the mark “ZTlido,” “SCILEX” and “RESPONSIBLE BY DESIGN,” and we have filed trademark applications for the marks “SEMNUR PHARMACEUTICALS” and “SEMDEXA” in the United States. We also have trademark registrations for ZTlido in the UK and Greece and we have a pending trademark application for ZTlido in China. In China, we are involved in an ongoing dispute regarding third-party trademarks for ZTlido filed in the name of 秦皇島恆駿商貿有限公司 (Qinhuangdao Hengjun Trading Co., Ltd.). Our trademarks or trade names may be challenged, infringed, diluted, tarnished, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, dilution or tarnishment claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

*Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

We may become involved in opposition, interference, derivation, inter partes review or other proceedings challenging our or our licensors’ patent rights, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our owned or in-licensed patent rights, allow third parties to commercialize ZTlido, GLOPERBA, ELYXYB and our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

*Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The PTO and various foreign patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions to maintain patent applications and issued patents. For example, periodic maintenance fees on any issued patent are due to be paid to the PTO and other foreign patent agencies in several stages over the lifetime of the patent. The PTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. If we or any of our licensors fail to maintain the patents or patent applications covering ZTlido, GLOPERBA, ELYXYB and our product candidates, our competitors may be able to enter the market, which would have an adverse effect on our business, financial condition and results of operations.

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

However, current or former employees may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. For example, on March 12, 2021, we filed the Former Employee Litigation, described under the section titled “Legal Proceedings” of this Quarterly Report on Form 10-Q. The need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our competitive position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business, financial condition and results of operations. Enforcing a claim that a third party obtained illegally, and is using, trade secrets and/or confidential know-how is expensive, time-consuming and unpredictable, and the enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

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

*We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors, as well as our academic partners. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. We may also be subject to claims that patents and applications that we may file to protect inventions of our employees or consultants are rightfully owned by their former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. An inability to incorporate such technologies or features would have a material adverse effect on our business, financial condition and results of operations and may prevent us from successfully commercializing ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. Moreover, any such litigation or the threat of such litigation may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

*Our position as a relatively small company may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against infringement claims by third parties.

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against claims that ZTlido, GLOPERBA, ELYXYB or any of our product candidates infringes or misappropriates third-party intellectual property rights. However, we may seek to use various post-grant administrative proceedings, including new procedures created under the AIA, to invalidate potentially overly-broad third-party rights. Even if we can defend our position, the cost of doing so may adversely affect our ability to grow, generate revenue or become profitable. In the course of the ongoing litigation or any future additional litigation to which we may be subject, we may not be able to protect our intellectual property at a reasonable cost, or at all. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal, contractual or intellectual property rights, which could have a significant adverse effect on our business, financial condition and results of operations.

*Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including PTO administrative proceedings, such as inter partes reviews, and reexamination proceedings before the PTO or oppositions and revocations and other comparable proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that ZTlido, GLOPERBA, ELYXYB or our product candidates may give rise to claims of infringement of the patent rights of others.

Despite safe harbor provisions, third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents, of which we are currently unaware, with claims to materials, formulations, methods of doing research, methods of manufacture or methods for treatment related to the use or manufacture of ZTlido, GLOPERBA, ELYXYB or our product candidates. Because patent applications can take many years to issue, there may be currently pending unpublished patent applications which may later result in issued patents that ZTlido, GLOPERBA, ELYXYB or our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that the use of our technologies infringes these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of ZTlido, GLOPERBA, ELYXYB or any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize ZTlido, GLOPERBA and ELYXYB, or develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, cease marketing ZTlido, GLOPERBA or ELYXYB, or developing our product candidates, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of ZTlido, GLOPERBA or ELYXYB or our product candidates, if approved. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further commercialize ZTlido, GLOPERBA or ELYXYB, or develop and commercialize one or more of our product candidates, which could harm our business, financial condition and results of operations significantly.

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

*We may not be able to protect our intellectual property rights throughout the world.

The requirements for patentability and the patent enforcement differ in many countries. Filing, prosecuting and defending patents on ZTlido, GLOPERBA, ELYXYB and all of our product candidates throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement in some countries is not as strong as that in the United States. These products may compete with ZTlido, GLOPERBA, ELYXYB or our product candidates, if approved, in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Because we rely on third parties to help manufacture and supply our products and product candidates, and we expect to collaborate with third parties on the continuing development of future product candidates, we must, at times, share trade secrets with them. We also expect to conduct research and development programs that may require us to share trade secrets under the terms of our partnerships or agreements with CROs, research institutions and/or investigators. We seek to protect our proprietary technology in part by entering into agreements containing confidentiality and use restrictions and obligations, including, material transfer agreements, consulting agreements, confidentiality agreements or other similar agreements with our advisors, contractors, service providers and consultants prior to disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business, financial condition and results of operations.

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

*Intellectual property rights and regulatory exclusivity rights do not necessarily address all potential threats to our competitive advantage.

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

•
Others may be able to make products that are similar to ZTlido, GLOPERBA, ELYXYB or our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been and will continue to be the subject of litigation and new legislation. Publications in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our own patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result of these and other factors, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued that protect ZTlido, GLOPERBA, ELYXYB and our product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products.

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. If these changes were to occur, they could have a material adverse effect on our ability to generate revenue. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system takes effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the PTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize ZTlido, GLOPERBA, ELYXYB and our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and potentially licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of ZTlido, GLOPERBA, ELYXYB or our product candidates. Generally, patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent term can be adjusted and increased to recapture a portion of delay incurred by the PTO in examining the patent application. The scope of patent protection may also be limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

*Any approved product candidate will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

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

Certain manufacturers in the market in which we compete distribute certain products without completing the FDA approval process. For example, we believe certain lidocaine topical patches, plaster or poultice products marketed OTC and without FDA approval, require approval and compete inappropriately with ZTlido. In December 2018, we filed a citizen’s petition asking the FDA to clarify its requirements and take enforcement action against such products. The FDA has generally held the position that requests for enforcement action via citizen petition are not allowed, which may reduce the likelihood of the FDA taking action explicitly in response to our December 2018 petition. Furthermore, we believe the labeling and marketing of certain OTC lidocaine patches products are false and deceptive, which could cause significant damages to our business and a diminution of goodwill in our intellectual property. In addition, on March 7, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which included statutory provisions reforming FDA’s mechanisms for regulating OTC drugs. Under the CARES Act, the FDA considers a drug to be generally recognized as safe and effective (“GRASE”) if it meets certain requirements, including items such as the active ingredient, indication for use, dosage, route of administration, and labeling set forth in the OTC monograph and related rulemakings. Historically, the FDA was required to establish, revise, and amend an OTC monograph by notice-and-comment rulemaking, which was lengthy and resource-intensive. The CARES Act replaces the rulemaking process with a final administrative order process. Administrative orders may be initiated by the FDA or at the request of a drug manufacturer or any other person. After a period for public comment on the administrative order, the FDA is able to issue a final administrative order, rather than a regulation, permitting the drug to be marketed over the counter. As this process is much more streamlined and less burdensome, this may benefit the manufacturers of lidocaine topical patches to obtain GRASE status from the FDA and thereby legally market these products over-the-counter and compete with ZTlido. The FDA recently responded to our citizen’s petition by denying it in light of the new administrative order process under the CARES Act for considering OTC drug products. In February 2021, we filed a complaint against certain manufacturers of OTC lidocaine patches to seek an award of damages and the entry of injective relief enjoining further dissemination of such false and deceptive advertisement. That litigation is currently scheduled for trial in December 2023. On June 22, 2022, we filed a complaint against Apotex alleging patent infringement of certain Orange Book patents covering ZTlido (“ZTlido Patents”). This lawsuit followed the filing by Apotex of an Amended New Drug Application (“ANDA”) under the Hatch-Waxman Act, seeking approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleging that the ZTlido Patents are invalid, unenforceable and not infringed. We are seeking, among other relief, an order that the effective date of an FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031. Apotex is subject to a 30-month stay preventing them from selling a generic version. The stay should expire no earlier than November 11, 2024. Trial in this patent litigation has been scheduled for June 3, 2024. See the section titled “Business – Legal Proceedings” for additional information regarding such proceedings.

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

*The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we are found to have improperly promoted off-label uses of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, or if we are found to have improperly engaged in pre-approval promotion prior to the approval of such product candidates, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved label, if the physicians believe in their professional medical judgment it could be used in such manner. However, if we are found to have promoted our product for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA, Department of Justice or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

*Healthcare reform measures could hinder or prevent our product candidates’ commercial success.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs, as addressed further in the risk factor below titled “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs applicable to our product or product candidates, if approved, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.” While any proposed measures may require authorization through additional legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal health care programs and commercial payers will pay for healthcare products and services, which could result in reduced demand for ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved, or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition and results of operations. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These or other reforms could reduce the ultimate demand for ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved, or put pressure on our product pricing.

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

*If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs applicable to our product or product candidates, if approved, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Health Resources and Services Administration (“HRSA”) issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. Implementation of this regulation has affected manufacturer obligations and potential liability under the 340B program. Manufacturers are also required to report the 340B ceiling prices for covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that a manufacturer has violated the requirements of the program or the regulation could negatively affect financial results. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or otherwise could affect our 340B ceiling price calculations and negatively affect results of operations. The U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) ruled in January 2023 that, under Section 340B, manufacturers are not required to provide the discounted drugs to an unlimited number of contract pharmacies, but can impose limitations on the availability to the hospital’s own pharmacy, and one contract pharmacy. The Third Circuit also upheld the ADR rules. Two other cases are pending, one in the U.S. Court of Appeals for the Seventh Circuit and one in the U.S. Court of Appeals for the District of Columbia Circuit.

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

In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. Under either program, civil monetary penalties could be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due. Furthermore, the Inflation Reduction Act (“IRA”), PL 117-169, seeks to limit manufacturers’ price increases for drugs reimbursed by Medicare, to not more than the rate of inflation, at least where those increases would otherwise affect payments under Medicare. Under the provisions, beginning in October 2022, if a manufacturer increases the price of a drug reimbursed under Medicare by more than the rate of inflation (as measured by the consumer price index), the manufacturer must pay rebates to the federal government, equal to the amount by which the increase exceeds the rate of inflation in the relevant period.

Congress could also enact additional changes that affect our overall rebate liability and the information we report to the government as part of price reporting calculations. The IRA also requires the U.S. Department of Health and Human Services (“HHS”) to negotiate prices for a small number of single-source brand-name drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D (starting in 2026) and Part B (starting in 2028). The number of drugs affected is limited to ten Part D drugs for 2026, another fifteen Part D drugs for 2027, another fifteen Part D and Part B drugs for 2028, and another twenty Part D and Part B drugs for 2029 and later years. The drugs for which prices are negotiated will be selected from the set of fifty drugs having the highest cost impact on Medicare. The relevant set of fifty have not yet been identified, and the drugs for which negotiations will occur in the future will be identified later by HHS. Drugs that are less than 9 years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval or licensure date are excluded from the negotiation process. Small biotech drugs, defined as those which account for 1% or less of Part D or Part B spending and account for 80% or more of spending under each part on that manufacturer’s drugs, are also excluded until 2029. CMS has issued initial guidance on the implementation of the provisions

Pursuant to applicable law, knowing provision of false information in connection with price reporting or contract-based requirements under the VA Federal Supply Schedule and/or Tricare programs can subject a manufacturer to civil monetary penalties. These programs and contract-based obligations also contain extensive disclosure and certification requirements. If a manufacturer overcharges the government in connection with its arrangements with Federal Supply Schedule or Tricare, the manufacturer may be required to refund the difference to the government. Failure to make necessary disclosures or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and/or response to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Risks Related to our Relationship with Sorrento

*Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with Sorrento.

Mr. Jaisim Shah, Dr. Henry Ji, Mr. Dorman Followwill, Ms. Laura J. Hamill, Dr. Tien-Li Lee and Mr. David Lemus serve on our Board. Mr. Jaisim Shah and Dr. Henry Ji, who are our executive officers, are also members of the board of directors of Sorrento (and in the case of Dr. Henry Ji, the positions of President, Chief Executive Officer and Chairman of the board of directors of Sorrento).

While our Board has determined that Mr. Dorman Followwill, Ms. Laura J. Hamill, Dr. Tien-Li Lee and Mr. David Lemus are “independent directors” within the meaning of applicable regulatory and stock exchange requirements in the United States, both Mr. David Lemus and Mr. Dorman Followwill have served, and continue to serve, as directors of Sorrento (and in the case of Mr. Dorman Followwill, the Lead Independent Director of Sorrento). Further, Dr. Tien-Li Lee is the founder, the Chief Executive Officer and a director of Aardvark, which has been involved in an asset purchase transaction with Sorrento in connection with Sorrento’s acquisition of Aardvark’s delayed burst release low dose naltrexone formulation asset and intellectual property rights. As part of Sorrento’s investment in Aardvark relating to such asset purchase transaction, Sorrento paid cash for shares of Aardvark’s Series B Preferred Stock, resulting in Sorrento holding approximately 9.4% of Aardvark’s ownership interest as of March 31, 2023. Also as part of such investment, Dr. Henry Ji joined the board of directors of Aardvark in May 2021. Sorrento and Aardvark may enter into more commercial arrangements in the future.

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

We may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including costs, comparable to those that we will receive from Sorrento under our agreements with Sorrento. Additionally, after the agreements terminate, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from Sorrento. When we begin to operate these functions separately, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from Sorrento, which may not be addressed in our agreements with Sorrento. The level of this informal support have started to diminish following the Business Combination and may cease in the future.

*We are controlled by Sorrento, whose interests may differ from those of our public stockholders.

As of May 9, 2023, Sorrento controls approximately 51.9% of our voting power (including shares of our Series A Preferred Stock held by Sorrento but excluding shares issuable upon exercise of warrants to purchase shares of our Common Stock), which means that, based on its percentage voting power, Sorrento controls the vote of all matters submitted to a vote of our stockholders. This control will enable Sorrento to control the election of the members of our Board and all other corporate decisions. In particular, for so long as Sorrento continues to own a majority of the outstanding shares of our capital stock entitled to vote generally in the election of directors, Sorrento will be able to cause or prevent a change of control of the Company or a change in the composition of our Board and could preclude any unsolicited acquisition of the Company.

Pursuant to the Amended and Restated Registration Rights Agreement entered into in connection with the Business Combination (the “Registration Rights Agreement”) and our Restated Certificate of Incorporation (the “Certificate of Incorporation”), Sorrento has certain rights, and the ability to take certain actions, that are not otherwise available to all of our stockholders. For example, the Registration Rights Agreement provides Sorrento the right, subject to certain conditions, to demand that we file a registration statement or request that their shares of our Common Stock be covered by a registration statement that we are otherwise filing. Please refer to the description of our securities in the form filed as Exhibit 4.2 to the Annual Report on Form 10-K for additional information regarding these rights. We have filed a registration statement on Form S-1 (File No. 333-268603) which was initially declared effective by the SEC on December 27, 2022, in order to satisfy these obligations. In addition, until such time as Sorrento first ceases to own greater than 50% of the outstanding voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors, the Certificate of Incorporation effectively provides Sorrento with the ability to fill vacancies on our Board, remove directors (with or without cause), call a special meeting of our stockholders, amend the Certificate of Incorporation (subject to approval of our Board) and amend our Bylaws (the “Bylaws”). The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Please refer to the description of our securities in the form filed as Exhibit 4.2 to the Annual Report on Form 10-K for additional information regarding Sorrento’s ability to take such actions.

Even when Sorrento ceases to control a majority of the total voting power of Scilex, for so long as Sorrento continues to own a significant percentage of our Common Stock and for so long as the Sorrento Group owns any shares of Series A Preferred Stock pursuant to the Certificate of Designations of Scilex (the “Certificate of Designations”), Sorrento will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Accordingly, for such period of time, Sorrento will have significant influence with respect to our management, business plans and policies. Because of the significant ownership position held by Sorrento, our classified board structure and the rights granted to Sorrento under the Stockholder Agreement, new investors may not be able to effect a change in our business or management. The concentration of ownership and availability of the foregoing rights could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company and ultimately might affect the market price of our Common Stock.

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

In addition, on December 30, 2022, Sorrento announced that its board of directors authorized Sorrento to dividend to Sorrento equityholders of record as of January 9, 2023 an aggregate of 76,000,000 shares of our Common Stock that were held by Sorrento. Subsequent to such dividend, Sorrento continues to hold approximately 53.1% of our voting power, including shares of our Series A Preferred Stock and shares issuable upon exercise of warrants to purchase shares of our Common Stock, which shares have the rights, preferences and privileges described below, and Sorrento would still have significant rights that are not otherwise available to holders of our Common Stock. See the risk factor below titled “Sorrento, as the holder of Series A Preferred Stock, has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock.”

*Sorrento has recently filed for bankruptcy protection, which may impair our relationship with Sorrento.

On February 13, 2023, Sorrento, together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”). While the Company is majority-owned by Sorrento, the Company is not a debtor in Sorrento’s voluntary Chapter 11 filing. As of March 31, 2023, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. Sorrento’s filing for bankruptcy protection may impair our relationship with Sorrento.

*The Chapter 11 Cases may limit the flexibility of our management team in running our business, which could have a material and adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

While we are not a debtor in Sorrento’s Chapter 11 Cases, Sorrento operates its business as a debtor-in-possession under supervision by the Bankruptcy Court and is required to obtain the approval of the Bankruptcy Court prior to engaging in activities or transactions outside the ordinary course of business, including with respect to its subsidiaries, such as the Company. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various other parties-in-interest and one or more hearings. Other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. In the event the Bankruptcy Court does not approve a proposed activity or transaction with respect to Scilex, we would be prevented from engaging in activities and transactions that we believe are beneficial to us. A prolonged period of operating Sorrento’s business under the Bankruptcy Court’s protection and any failure to obtain the Bankruptcy Court’s approval for activities and transactions that we believe are beneficial to us may have a material and adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

*If Sorrento’s Chapter 11 bankruptcy case is converted to a case under Chapter 7 of the United States Bankruptcy Code, Sorrento may be required to liquidate its assets, which includes the Company and the shares of our Common Stock currently held by Sorrento.

Upon a showing of cause, the Bankruptcy Court may convert a Chapter 11 bankruptcy case to a case under Chapter 7 of the United States Bankruptcy Code (“Chapter 7”). In such event, Sorrento’s business operations would generally cease and a Chapter 7 trustee would be appointed or elected to liquidate Sorrento’s assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. As a subsidiary of Sorrento, the Company and the shares of our Common Stock that are currently held by Sorrento, are assets of Sorrento and could therefore be subject to such distribution.

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

Refer to the description of our securities in the form filed as Exhibit 4.2 to the Annual Report on Form 10-K for additional information regarding the rights of the holders of Series A Preferred Stock.

Risks Related to Ownership of our Common Stock

*If our operations and performance do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

Any of the factors listed below could have a negative impact on your investment in our securities, and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•
our ability to commercialize ZTlido, GLOPERBA, ELYXYB or our product candidates, if approved;
•
the status and cost of our marketing commitments for ZTlido, GLOPERBA, ELYXYB and our product candidates;
•
announcements regarding results of any clinical trials relating to our product candidates;
•
unanticipated serious safety concerns related to the use of ZTlido, GLOPERBA, ELYXYB or any of our product candidates;
•
adverse regulatory decisions;
•
changes in laws or regulations applicable to ZTlido, GLOPERBA, ELYXYB or our product candidates, including but not limited to clinical trial requirements for approvals;
•
legal disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for ZTlido, GLOPERBA, ELYXYB or our product candidates, government investigations and the results of any proceedings or lawsuits, including, but not limited to, patent or stockholder litigation;
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
•
effects of public health crises, pandemics and epidemics, such as the ongoing COVID-19 pandemic; and
•
other events or factors, many of which are beyond our control, such as the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions.

Further, the global equity markets in general have recently experienced extreme price and volume fluctuations, including as a result of the ongoing COVID-19 pandemic, economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock. Price volatility of our Common Stock might worsen if the trading volume of our Common Stock is low. In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against the Company, could cause us to incur substantial costs and divert management’s attention and resources from our business. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors”, could have a dramatic and material adverse impact on the market price of our Common Stock.

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

*Future sales, or the perception of future sales, of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock, the trading price of our Common Stock could decline and it could impair our ability to raise capital through the sale of additional equity securities. Except as described below and unless otherwise waived by the Company and the applicable parties to the Registration Rights Agreement, Sorrento and the Sponsors are currently subject to lock-up provisions that restrict their ability to transfer certain of their shares of our Common Stock or any security convertible into or exercisable or exchanged for our Common Stock until 180 days from the effective time of the Business Combination, subject to certain exceptions. In connection with the closing of the Business Combination, the Company, the Sponsors and Sorrento agreed to waive compliance with the lock-up provisions under the Registration Rights Agreement and any other applicable agreement that restricted the transfer of our Common Stock solely with respect to 1.5 million shares of our Common Stock held by the Sponsors as of such closing of the Business Combination.

On December 30, 2022, Sorrento announced that its board of directors authorized Sorrento to dividend to Sorrento equityholders of record as of January 9, 2023 an aggregate of 76,000,000 shares of our Common Stock that were held by Sorrento. Such shares were initially subject to a lock-up restriction prohibiting the sale, pledge or other transfer until May 11, 2023. Such lock-up restriction was extended to September 1, 2023 by court order in the Chapter 11 Cases.

As the restrictions on resale end, the market price of shares of our Common Stock could drop significantly if the holders of these shares of Common Stock sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Common Stock or other securities.

*Our operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly, and possibly annual, fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•
variations in the level of expenses related to our development programs;
•
the addition or termination of clinical trials;
•
any intellectual property infringement lawsuit in which we may become involved;
•
regulatory developments affecting ZTlido, GLOPERBA, ELYXYB or our product candidates, regulatory approvals of our product candidates, and the level of underlying demand for such products and purchasing patterns;
•
Our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and
•
The effect on pharmaceutical purchases and prices of the timing during which patients who purchase our product satisfy their deductibles under the reimbursement requirements of their health insurance providers’ plans.

If our quarterly or annual operating results fall below the expectations of investors or securities analysts, the price of our Common Stock could decline substantially. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our Common Stock to fluctuate substantially.

*Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

On March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation and on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services and the FDIC was named receiver. Although we do not maintain any bank accounts with Silicon Valley Bank or Signature Bank, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about the Company or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. Since we became public through a merger, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. If no or few securities or industry analysts commence coverage of the Company, the trading price for our capital stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover it issues an adverse opinion regarding the Company, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

*Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to ZTlido or our product candidates.

We may issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our Common Stock or, alternatively, may have dividend, liquidation or other preferences to our Common Stock. The issuance of additional equity securities, whether pursuant to the B. Riley Purchase Agreement, the A&R Yorkville Purchase Agreement (pursuant to each of which we may also sell up to $500 million of shares of our Common Stock, or an aggregate of $1.0 billion, as more fully described elsewhere in this Quarterly Report on Form 10-Q) or upon conversion of the convertible debentures into Common Stock pursuant to that certain securities purchase agreement dated (the “Securities Purchase Agreement”) as of March 21, 2023 with Yorkville (as more fully described elsewhere in this Quarterly Report on Form 10-Q) or otherwise, will dilute the holdings of existing stockholders and may reduce the share price of our Common Stock.

Pursuant to the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on November 9, 2022, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 9, 2022, we are authorized to sell shares to our employees. Further, pursuant to the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”), which was adopted on January 17, 2023, we are authorized to grant equity awards to individuals as a material inducement to join the Company. A total of 5,456,666 (which number of shares accounts for the annual increase on January 1, 2023), 2,875,759 (which number of shares accounts for the annual increase on January 1, 2023) and 1,400,000 shares of our Common Stock have been reserved for future issuance under the Equity Incentive Plan, the ESPP and the Inducement Plan, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, beginning on January 1, 2023. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our Common Stock to fall.

Pursuant to the Registration Rights Agreement entered into in connection with the Business Combination, certain stockholders of Vickers and Legacy Scilex can each demand that we register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, we are required to file and maintain an effective registration statement under the Securities Act covering such securities and certain of our other securities. We have filed a registration statement on Form S-1 (File No. 333-268603) which was initially declared effective by the SEC on December 27, 2022, in order to satisfy these obligations. The registration of these securities will permit the public sale of such securities, subject to certain contractual restrictions imposed by the Registration Rights Agreement and the Merger Agreement. The presence of these additional shares of our Common Stock trading in the public market may have an adverse effect on the market price of our securities.

If we raise additional funds through collaboration, licensing or other similar arrangements, we may have to relinquish valuable rights to ZTlido, GLOPERBA, ELYXYB or our product candidates, or grant licenses on terms unfavorable to the Company. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of our product candidates.

*Our principal stockholders, directors and executive officers own a significant percentage of our capital stock, and have significant influence over our management.

Our directors, executive officers and holders of 5% or more of our capital stock beneficially own, in the aggregate, approximately 56.6% of our outstanding voting capital stock. This concentration of voting power may make it less likely that any other holder of our Common Stock will be able to affect the way we are managed and could delay or prevent an acquisition of the Company on terms that other stockholders may desire. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. See “Risk Factors — We are controlled by Sorrento, whose interests may differ from those of our public stockholders” above for additional information regarding Sorrento’s influence and control in the Company.

We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our Common Stock.

Short sellers have in the past and may attempt in the future to drive down the market price of our Common Stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including stockholders suits against the company that may be prompted by such allegations. We may in the future be the subject of stockholders suits that we believe were prompted by allegations made by short sellers.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Common Stock.

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
•
provide that, at any time after the Sorrento Group first ceases to beneficially own more than 50% in voting power of the then-outstanding shares of our capital stock entitled to vote generally in the election of directors (the “Sorrento Trigger Event”), directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our capital stock entitled to vote thereon, voting together as a single class;
•
prohibit stockholder action by written consent from and after the Sorrento Trigger Event;
•
provide that, at any time after the Sorrento Trigger Event, special meetings may only be called by or at the direction of the Chairperson of the Board, the Board or the Chief Executive Officer;
•
provide that, at any time after the Sorrento Trigger Event, any alteration, amendment or repeal, in whole or in part, of any provision of the Bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our capital stock entitled to vote thereon, voting together as a single class; and
•
establish advance notice requirements for nominations for elections to the Board and for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

These anti-takeover provisions and other provisions in the Certificate of Incorporation, the Bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of the Board or initiate actions that are opposed by our then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving the Company. The existence of these provisions could negatively affect the price of our Common Stock and limit opportunities for a stockholder to realize value in a corporate transaction. For additional information regarding these and other provisions, refer to the description of our securities in the form filed as Exhibit 4.2 to the Annual Report on Form 10-K. In addition, if prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Common Stock.

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

The Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The Certificate of Incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our Common Stock is deemed to have notice of and consented to the provisions of the Certificate of Incorporation described above. Refer to the description of our securities in the form filed as Exhibit 4.2 to the Annual Report on Form 10-K for additional information.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our Common Stock that is held by non-affiliates to equal or exceed $700 million as of the last business day of the second fiscal quarter of such year, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

In addition, we have implemented an enterprise resource planning (“ERP”) system and will continue to invest in the system. An ERP system is intended to combine and streamline the management of our financial, accounting, human resources, sales and marketing and other functions, enabling it to manage operations and track performance more effectively. However, an ERP system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using an ERP system could adversely affect our controls and harm our business, financial condition and results of operations, including our ability to forecast or make sales and collect our receivables. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention.

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

As of March 31, 2023, outstanding warrants to purchase an aggregate of 11,003,787 shares of our Common Stock (the “Warrants”) were exercisable in accordance with the terms of the warrant agreement (the “Warrant Agreement”), dated January 6, 2021, between Vickers and Continental Stock Transfer & Trust Company (“Continental”) governing those securities. The exercise price of these Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See below risk factor, “The Warrants may never be in the money, they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding Warrants approve of such amendment.”

*The Warrants may never be in the money, they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding Warrants approve of such amendment.

As of March 31, 2023, the exercise price for our Warrants is $11.50 per share of Common Stock. On May 10, 2023, the closing price of our Common Stock on the Nasdaq Capital Market was $5.48. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our Warrants, we believe our warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our Warrants will be in the money prior to their expiration and, as such, our Warrants may expire worthless.

In addition, the Warrants were issued in registered form under the Warrant Agreement between Continental, as warrant agent, and Vickers. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of a majority of the then-outstanding Warrants to make any change that adversely affects the interests of the registered holders of Warrants. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of a majority of the then-outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of majority of the then-outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period, or decrease the number of shares of our Common Stock purchasable upon exercise of a Warrant.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2023, we issued 4,000,000 shares of Common Stock (the “Retainer Shares”) to Paul Hastings LLP, pursuant to a stock issuance agreement dated as of such date, as a retainer for legal services to be provided by Paul Hastings LLP to us and our subsidiaries following such date, and as payment for prior services provided to us, to be held by Paul Hastings LLP until such time as the Retainer Shares are applied against the outstanding legal fees or returned to us, in each case in accordance with the terms of such agreement. The issuance of the Retainer Shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

4.2

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

10.1

Standby Equity Purchase Agreement, dated as of January 8, 2023, by and between Scilex Holding Company and B. Riley Principal Capital II, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 9, 2023).

10.2

Amended and Restated Standby Equity Purchase Agreement, dated as of February 8, 2023, by and between Scilex Holding Company and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 9, 2023).

10.3

Securities Purchase Agreement, dated as of March 21, 2023, by and between Scilex Holding Company and YA II

PN, LTD. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852),

filed with the SEC on March 21, 2023).

Exhibit Number	Description
10.4

Registration Rights Agreement, dated as of March 21, 2023, by and between Scilex Holding Company and YA II

PN, LTD. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852),

filed with the SEC on March 21, 2023).

10.5

Convertible Debenture, dated as of March 21, 2023, executed by Scilex Holding Company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March

21, 2023).

10.6*	Scilex Holding Company 2023 Inducement Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 17, 2023).

10.7*

Form of Stock Option Grant Notice and Stock Option Agreement under the Scilex Holding Company 2023 Inducement Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 17, 2023).

10.8*

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

May 12, 2023	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

May 12, 2023

	By:	/s/ Elizabeth A. Czerepak
Elizabeth A. Czerepak Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial Officer)