Form 10-Q
period 2023-06-30
Scilex Holding Co
filed 2023-08-11
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 9, 2023, the registrant had 149,055,371 shares of common stock, par value $0.0001, outstanding.

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

On November 10, 2022, we consummated the previously announced business combination pursuant to the Agreement and Plan of Merger, dated as of March 17, 2022 (as amended by Amendment No. 1 to Agreement and Plan of Merger, dated September 12, 2022, together, the “Merger Agreement”), by and among Vickers, Vantage Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Vickers, and Legacy Scilex. Pursuant to the terms of the Merger Agreement, the business combination (herein referred to as the “Business Combination” or “reverse recapitalization” for accounting purposes) between Vickers and Legacy Scilex was effected through the merger of Merger Sub with and into Legacy Scilex with Legacy Scilex surviving as Vickers’s wholly owned subsidiary. In connection with the Business Combination, Vickers changed its name from Vickers Vantage Corp. I to Scilex Holding Company.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$34,122	$2,184
Accounts receivable, net	27,568	21,236
Inventory	3,110	1,378
Prepaid expenses and other	4,447	4,810
Total current assets:	69,247	29,608
Property and equipment, net	760	772
Operating lease right-of-use asset	3,294	1,131
Intangibles, net	38,538	40,591
Goodwill	13,481	13,481
Other long-term assets	1,144	944
Total assets	$126,464	$86,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,412	$8,450
Accrued payroll	2,752	1,354
Accrued rebates and fees	47,779	30,893
Accrued expenses	4,949	3,136
Current portion of deferred consideration	516	264
Debt, net of issuance costs	15,916	—
Related party payable	1,043	—
Convertible debentures	18,440	—
Current portion of operating lease liabilities	776	745
Total current liabilities:	103,583	44,842
Long-term portion of deferred consideration	3,135	3,387
Derivative liabilities	6,566	1,231
Operating lease liabilities	2,594	665
Other long-term liabilities	169	163
Total liabilities	$116,047	$50,288
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized; 29,057,097 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Common stock, $0.0001 par value, 740,000,000 shares authorized; 148,699,982 and 141,348,856 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	15	14
Additional paid-in capital	443,715	412,136
Accumulated deficit	(433,316)	(375,914)
Total stockholders’ equity	10,417	36,239
Total liabilities and stockholders’ equity	$126,464	$86,527

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for net loss per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$12,582	$7,926	$23,164	$14,738
Operating costs and expenses:
Cost of revenue	4,177	1,529	7,768	2,673
Research and development	3,204	2,589	5,940	5,220
Selling, general and administrative	26,989	14,344	55,690	25,252
Intangible amortization	1,026	935	2,053	1,870
Total operating costs and expenses	35,396	19,397	71,451	35,015
Loss from operations	(22,814)	(11,471)	(48,287)	(20,277)
Other (income) expense:
Loss (gain) on derivative liability	82	2,700	5,335	(4,800)
Change in fair value of convertible debentures	3,748	—	3,748	—
Loss on debt extinguishment, net	—	—	—	4,799
Interest expense, net	5	3,707	4	6,738
Loss (gain) on foreign currency exchange	3	(12)	23	(8)
Total other expense	3,838	6,395	9,110	6,729
Loss before income taxes	(26,652)	(17,866)	(57,397)	(27,006)
Income tax expense (benefit)	(3)	(28)	5	(25)
Net loss	$(26,649)	$(17,838)	$(57,402)	$(26,981)
Net loss per share attributable to common stockholders—basic and diluted	$(0.19)	$(0.13)	$(0.40)	$(0.20)
Weighted average number of shares during the period—basic and diluted	142,626	133,060	142,146	133,043

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2022	29,057	$3	141,349	$14	$412,136	$(375,914)	$36,239
Shares issued under Standby Equity Purchase Agreements	—	—	462	—	1,869	—	1,869
Retainer shares issued	—	—	4,000	1	—	—	1
Stock-based compensation	—	—	—	—	3,720	—	3,720
Net loss	—	—	—	—	—	(30,753)	(30,753)
Balance, March 31, 2023	29,057	3	145,811	15	417,725	(406,667)	11,076
Shares issued under Standby Equity Purchase Agreements	—	—	2,084	—	13,925	—	13,925
Stock options exercised	—	—	128	—	222	—	222
Conversion of Convertible Debentures into common stock	—	—	632	—	7,735	—	7,735
Issuance of common stock upon warrants exercise	—	—	45	—	521	—	521
Stock-based compensation	—	—	—	—	3,587	—	3,587
Net loss	—	—	—	—	—	(26,649)	(26,649)
Balance, June 30, 2023	29,057	$3	148,700	$15	$443,715	$(433,316)	$10,417

	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2021	—	$—	132,858	$13	$128,661	$(352,550)	$(223,876)
Stock options exercised	—	—	202	—	96	—	96
Stock-based compensation	—	—	—	—	1,355	—	1,355
Net loss	—	—	—	—	—	(9,143)	(9,143)
Balance, March 31, 2022	—	—	133,060	13	130,112	(361,693)	(231,568)
Aardvark SP-104 license transfer from Sorrento	—	—	—	—	(4,127)	—	(4,127)
Stock-based compensation	—	—	—	—	1,437	—	1,437
Net loss	—	—	—	—	—	(17,838)	(17,838)
Balance, June 30, 2022	—	$—	133,060	$13	$127,422	$(379,531)	$(252,096)

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(57,402)	$(26,981)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,073	1,890
Amortization of debt issuance costs and debt discount	1	3,057
Payment on the Scilex Pharma Notes attributed to accreted interest related to the debt discount	—	(21,190)
Loss on debt extinguishment, net	—	4,799
Non-cash operating lease cost	156	214
Stock-based compensation	7,307	2,792
Loss (gain) on derivative liability	5,335	(4,800)
Change in fair value of convertible debentures	3,748	—
Other	(20)	—
Changes in operating assets and liabilities:
Accounts receivables, net	(6,332)	(1,632)
Inventory	(1,732)	1,402
Prepaid expenses and other	(9)	(1,585)
Other long-term assets	804	86
Accounts payable	4,334	324
Accrued payroll	1,398	918
Accrued expenses	1,525	957
Accrued rebates and fees	16,886	8,062
Other liabilities	(338)	(138)
Related party payable	1,043	8,759
Other long-term liabilities	6	—
Net cash used for operating activities	(21,217)	(23,066)
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	—	(2,060)
Purchase of property, plant, and equipment	(8)	—
Net cash used for investing activities	(8)	(2,060)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements	16,166	—
Proceeds from issuance of convertible debentures	24,000	—
Transaction costs paid related to the Business Combination	(1,372)	—
Repayment of principal on the Scilex Pharma Notes	—	(43,364)
Repayment on other loans	(2,528)	(18,788)
Proceeds from other loans	17,538	9,869
Payments of debt issuance costs	(380)	—
Proceeds from stock options and warrants exercised	743	96
Proceeds from related party payable	—	17,300
Proceeds from related party note payable	—	62,500
Net cash proceeds from financing activities	54,167	27,613
Net change in cash, cash equivalents and restricted cash	32,942	2,487
Cash, cash equivalents and restricted cash at beginning of period	2,184	4,338
Cash, cash equivalents and restricted cash at end of period	$35,126	$6,825
Supplemental disclosure:
Supplemental disclosure of non-cash financing activity
Issuance of shares to B. Riley pursuant to B. Riley Purchase Agreement	$1,869	$—
Conversion of Convertible Debentures into common stock	$7,735	$—
Right-of-use assets obtained in exchange for operating lease liabilities with lease modification	$2,523	$—
Deferred consideration for Romeg intangible asset acquisition	$—	$3,650
Promissory Note issued to Sorrento in exchange for the SP-104 license	$—	$4,127
Fair value adjustment to derivative liability in troubled debt restructuring	$—	$30,400

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

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a Phase 3, novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica (“SP-102” or “SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of acute pain, and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel formulation for the treatment of fibromyalgia that has completed multiple Phase 1 trial programs and is expected to initiate Phase 2 trials in 2023. Since inception, the Company has devoted substantially all of its efforts to the development of SP-102, SP-103, SP-104, and the commercialization of ZTlido. In 2023, the Company will also devote efforts on the commercialization of GLOPERBA and ELYXYB.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento, together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). While the Company is majority-owned by Sorrento, the Company is not a debtor in Sorrento’s voluntary Chapter 11 filing. As of June 30, 2023, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. The Company evaluates the collectability of this receivable on a quarterly basis.

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 7, 2023 (the “Annual Report on Form 10-K”). The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Customer Concentration Risk

The Company had three customers during the three and six months ended June 30, 2023, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 88% and 85% of the Company’s revenue for the three and six months ended June 30, 2023, respectively, individually ranging from 24% to 32% and 22% to 32%, respectively. As of June 30, 2023, these customers represented 95% of the Company’s outstanding accounts receivable, individually ranging between 25% to 36%. Additionally, during the six months ended June 30, 2023 and 2022, the Company purchased inventory from its sole supplier, Itochu Chemical Frontier Corporation (“Itochu”). This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the six months ended June 30, 2023 and 2022.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and six months ended June 30, 2023, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K, except for the policy titled “Convertible Debentures” below.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The fair value of the Company’s term loan approximates its carrying value, or amortized cost, due to the prevailing market rates of interest it bears. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

Level 1 - Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 - Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value.

Restricted cash for the periods presented consist of deposits placed in a segregated bank account as required under the terms of the Credit and Security Agreement, dated as of June 27, 2023, between Scilex Pharma and eCapital Healthcare Corp., which is discussed further in Note 7. Restricted cash is recorded as other long-term assets within the Company’s unaudited condensed consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of June 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$34,122	$2,184
Restricted cash	1,004	—
Total cash, cash equivalents, and restricted cash	$35,126	$2,184

Convertible Debentures

The Company has elected the fair value option to account for the Convertible Debentures (as defined in Note 2 “Liquidity and Going Concern” below) that were issued in March and April 2023, as discussed further in Note 7. The Company recorded the Convertible Debentures at fair value upon issuance with changes in fair value recorded as change in fair value of convertible debentures in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to the Convertible Debentures is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures were expensed as incurred.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. ASU 2021-08 should be applied prospectively to business combinations occurring on or after the adoption date. The Company adopted this guidance as of January 1, 2023 and the adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements.

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

On March 21, 2023, the Company entered into a securities purchase agreement with Yorkville (the “Securities Purchase Agreement”) pursuant to which the Company would issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $25.0 million (the “Convertible Debentures”). As of June 30, 2023, Convertible Debentures in the principal amount of $25.0 million (for net cash proceeds of $24.0 million) were issued and sold pursuant to the Securities Purchase Agreement, which is discussed further in Note 7.

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the “eCapital Credit Agreement”) with eCapital Healthcare Corp. (the “Lender”), pursuant to which the Lender shall make available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30.0 million (the “Facility Cap”). The proceeds of the Revolving Facility will be used for (i) transaction fees incurred in connection with the eCapital Credit Agreement, (ii) working capital needs of Scilex Pharma and (iii) other uses not prohibited under the eCapital Credit Agreement. As of June 30, 2023, the Company has an outstanding balance of $15.9 million under the Revolving Facility. See Note 7 for additional discussion of the terms of the eCapital Credit Agreement.

As of June 30, 2023, the Company’s negative working capital was $34.3 million, including cash and cash equivalents of approximately $34.1 million. During the six months ended June 30, 2023, the Company had operating losses of $48.3 million and cash flows used for operations of $21.2 million. The Company had an accumulated deficit of $433.3 million as of June 30, 2023.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The SP-104 Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of June 30, 2023 and December 31, 2022, the contingent consideration associated with Development Milestones Payment was $0.2 million, recorded in the other long-term liabilities.

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

As consideration for the license under the Romeg License Agreement, the Company paid Romeg an up-front license fee of $2.0 million, and has agreed to pay Romeg (a) upon the Company’s achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (b) certain royalties in the mid-single digit to low-double digit percentages based on annual net sales of the Licensed Products by the Company during the applicable royalty term under the Romeg License Agreement, and (c) minimum quarterly royalty payments totaling $7.1 million commencing on the first year anniversary of the effective date of the Romeg License Agreement and ending on the later of (i) expiration of the last-to-expire of the licensed patents covering the Licensed Products in the GLOPERBA Territory or (ii) the tenth anniversary of the effective date of the Romeg License Agreement.

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. No contingent consideration was recognized as a liability or included in the fair value of the assets as of June 30, 2023 or December 31, 2022.

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

As consideration for the acquisition, the Company assumed various rights and obligations under the asset purchase agreement between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), dated August 3, 2021 (the “DRL APA”), including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by the Company include contingent sales and regulatory milestone payments and sales royalties. The Company is also obligated to make quarterly royalty payments to DRL on net sales of ELYXYB in the ELYXYB Territory. In April 2023, the Company launched ELYXYB in the U.S. As of June 30, 2023, the Company had ending balances of accrued royalty payables of $27 thousand. As of June 30, 2023, no sales or regulatory milestone payments had been accrued as there were no potential milestones yet considered probable of achievement.

4. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	June 30, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Convertible Debentures	$18,440	$—	$—	$18,440
Derivative liabilities	6,566	—	—	6,566
Other long-term liabilities	169	—	—	169
Total liabilities measured at fair value	$25,175	$—	$—	$25,175

	December 31, 2022
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liabilities	$1,231	$—	$—	$1,231
Other long-term liabilities	163	—	—	163
Total liabilities measured at fair value	$1,394	$—	$—	$1,394

Convertible Debentures

In March and April 2023, the Company issued the Convertible Debentures in the principal amount of $25.0 million (see Note 7). The Convertible Debentures are measured at fair value on a recurring basis using Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the convertible debentures with any changes in the fair value of the convertible debentures recorded in the unaudited condensed consolidated statements of operations. Interest expense related to the Convertible Debentures is included in the changes in fair value. As of June 30, 2023, the Company recorded $3.7 million in change in fair value of the convertible debentures. A summary of inputs used in valuing the Convertible Debentures is as follows:

June 30,
2023
Risk -Free Rate	5.29%
Corporate Bond Yield	16.33%
Coupon Interest Rate	7.0%
Volatility	42.0%
Dividend Yield	0.0%
Conversion Price	$8.00

Derivative Liabilities

The Company recorded a loss of $0.1 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively, and a loss of $5.3 million and a gain of $4.8 million for the six months ended June 30, 2023 and 2022, respectively, on derivative liabilities which was attributed to the private placement warrants that the Company assumed from Vickers in November 2022 in connection with the Business Combination (“Private Warrants”), and compound derivative liabilities associated with the senior secured notes issued by Scilex Pharma in September 2018 (the “Scilex Pharma Notes”), respectively. At the closing of the Business Combination in November 2022, the Company assumed a derivative warrant liability of $2.5 million related to Private Warrants. The fair value of derivative warrant liability related to Private Warrants was $6.6 million as of June 30, 2023.

The following table includes a summary of the derivative liabilities measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2023 (in thousands):

Fair Value
Ending Balance as of December 31, 2022	$1,231
Change in fair value measurement	5,335
Ending Balance as of June 30, 2023	$6,566

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

	June 30,	December 31,
	2023	2022
Equity value	$5.57	$3.99
Exercise price	$11.50	$11.50
Term, in years	4.36	4.86
Volatility	55.0%	35.0%
Risk-free rate	4.20%	3.94%
Dividend yield	0.0%	0.0%
Call option value	$1.60	$0.30

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock, at the discretion of the Company. The fair value of the contingent consideration liability associated with Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 10.6%. As of June 30, 2023 and December 31, 2022, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Construction in progress	$689	$689
Furniture	118	118
Computers and equipment	85	77
Leasehold improvements	55	55
Property and equipment, gross	947	939
Less: Accumulated depreciation	(187)	(167)
Property and equipment, net	$760	$772

Depreciation expense was $10 thousand and $20 thousand for both of the three and six months ended June 30, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued professional service fees	$2,783	$2,024
Accrued sales and marketing costs	1,524	574
Accrued research and development costs	564	459
Accrued others	78	79
Accrued expenses	$4,949	$3,136

6. Goodwill and Intangible Assets

As of June 30, 2023 and December 31, 2022, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the six months ended June 30, 2023 and 2022.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. A summary of the Company’s identifiable intangible assets as of June 30, 2023 and December 31, 2022 is as follows (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$14,503	$18,127
Acquired technology	21,940	6,947	14,993
Acquired licenses	5,711	368	5,343
Assembled workforce	500	425	75
Total intangible assets	$60,781	$22,243	$38,538

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$13,415	$19,215
Acquired technology	21,940	6,216	15,724
Acquired licenses	5,711	184	5,527
Assembled workforce	500	375	125
Total intangible assets	$60,781	$20,190	$40,591

As of June 30, 2023, the weighted average remaining life for identifiable intangible assets was 9.9 years. Aggregate amortization expense was $1.0 million and $2.1 million for the three and six months ended June 30, 2023, respectively. Aggregate amortization expense was $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively.

Estimated future amortization expense related to intangible assets as of June 30, 2023 is as follows (in thousands):

Amount
2023 (Remainder of 2023)	$2,053
2024	4,031
2025	4,006
2026	4,006
2027	4,006
Thereafter	20,436
Total	$38,538

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

The Company has the option to repay either (i) in cash, with premium equal to 5% in respect of the principal amount of such payment, or (ii) by submitting a notice for an advance under the A&R Yorkville Purchase Agreement, or a series of advances thereunder, or any combination of (i) or (ii) as determined by the Company. In the case of (ii), the proceeds from the shares sold to Yorkville are applied against the outstanding amounts.

The Company has the right, but not the obligation, in its sole discretion, to redeem, upon five business days’ prior written notice to Yorkville (the “Redemption Notice”), all or any portion of the amounts outstanding under the Convertible Debentures; provided that the trading price of the Common Stock is less than the Conversion Price at the time of the Redemption Notice. The redemption amount shall be equal to the outstanding principal balance being redeemed by the Company, plus the redemption premium of 10% of the principal amount being redeemed, plus all accrued and unpaid interest in respect of such redeemed principal amount.

Pursuant to the Securities Purchase Agreement with Yorkville, the Company issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023 for $14.4 million in net cash proceeds. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debentures issued to Yorkville, resulting in the issuance of 632,431 shares of Common Stock at a conversion price of $8.00 per share and reducing the outstanding Convertible Debentures balance by $7.7 million. The Company repaid $1.3 million of Convertible Debentures in June 2023. Interest expense related to the Convertible Debentures and included in the changes in fair value was $288 thousand for the three and six months ended June 30, 2023.

The following table provides a summary of the changes in the balance and the estimated fair value of the Convertible Debentures (in thousands):

June 30,
2023
Beginning Balance as of January 1, 2023	$—
Issuance of Convertible Debentures	24,000
Repayment of Convertible Debentures	(1,285)
Change in fair value of Convertible Debentures	3,460
Conversion of Convertible Debentures into Common Stock	(7,735)
Ending Balance as of June 30, 2023	$18,440

Revolving Credit Facility

On June 27, 2023, Scilex Pharma entered into the eCapital Credit Agreement pursuant to which the Lender shall make available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30.0 million. The Facility Cap may, at the request of Scilex Pharma and with the consent of the Lender, be increased in increments of $250,000 at such time as the outstanding principal balance under the eCapital Credit Agreement equals or exceeds 95% of the then-existing Facility Cap. The amount available to Scilex Pharma under the Revolving Facility at any one time is the lesser of the Facility Cap and 85% of the “Net Collectible Value” of “Eligible Receivables” minus the amount of any reserves or adjustments against receivables required by the Lender, in its discretion.

Under the terms of the eCapital Credit Agreement, interest will accrue daily on the principal amount outstanding at a rate per annum equal to the Wall Street Journal Prime Rate plus 1.5%, based on a year consisting of 360 days, and which shall be payable by Scilex Pharma monthly in arrears, commencing July 1, 2023. The Credit Agreement provides for an early termination fee of 0.5% of the Facility Cap if Scilex Pharma voluntarily prepays and terminates in full the Revolving Facility prior to the first anniversary of the closing of the Revolving Facility.

In connection with the eCapital Credit Agreement, Scilex Pharma and the Lender entered into blocked account control agreements with respect to Scilex Pharma’s collections and eCapital Credit Agreement funding accounts, which permit the Lender to sweep all funds in the collections account to an account of the Lender for application to the outstanding amounts under the Revolving Facility, and to exercise customary secured party remedies with respect to the eCapital Credit Agreement funding account. All indebtedness incurred and outstanding under the eCapital Credit Agreement will be due and payable in full on July 1, 2026, unless the eCapital Credit Agreement is earlier terminated.

The eCapital Credit Agreement contains a financial covenant requiring Scilex Pharma to maintain cash on hand of at least $1.0 million at all times. Scilex Pharma’s obligations under the eCapital Credit Agreement are secured by a continuing security interest in Scilex Pharma’s accounts receivable, arising from customers in the ordinary course of business. The eCapital Credit Agreement contains customary events of default and also provides that an event of default includes a change of control of Scilex Pharma and the failure by the Company to issue at least $75.0 million of debt or equity by September 30, 2023. As of June 30, 2023, Scilex Pharma has an outstanding balance of $15.9 million under the Revolving Facility, which is classified as current liabilities in the unaudited condensed consolidated balance sheet.

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

If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. The Company will not be required to net cash settle the Warrants. As of June 30, 2023 and December 31, 2022, there were 6,854,309 and 6,899,988 Public Warrants outstanding, respectively.

As of each of June 30, 2023 and December 31, 2022, there were 4,104,000 Private Warrants outstanding.

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

In connection with the execution of the Original Purchase Agreement, the Company issued to Yorkville 250,000 shares of Common Stock. During the six months ended June 30, 2023, the Company sold 2,167,604 shares of Common Stock pursuant to the A&R Yorkville Purchase Agreement for aggregate net proceeds of $15.1 million.

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

In connection with the execution of the B. Riley Purchase Agreement, the Company issued to B. Riley 250,000 shares of Common Stock. Subsequent to the execution of the B. Riley Purchase Agreement and as of June 30, 2023, the Company sold an aggregate of 127,241 shares of Common Stock for aggregate net proceeds of $1.0 million.

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

As of June 30, 2023, options to purchase 31,353,086 shares of Common Stock were outstanding under all equity incentive plans.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board of Directors of the Company adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 1,400,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the six months ended June 30, 2023.

Option Valuation

The Company calculates the fair value of stock-based compensation awards granted to employees and nonemployees using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value per share of the underlying Common Stock on the date of grant. The assumptions used in the Black-Scholes option-pricing method related to options issued to employees and nonemployees for the six months ended June 30, 2023 are set forth below:

Six Months Ended
June 30, 2023
Expected dividend yield	0.00%
Expected stock-price volatility	40.00%
Risk-free interest rate	3.59% - 3.91%
Term of options	6.25
Fair value per share of common stock on date of grant	$ 7.27 - $ 8.08
Exercise price	$ 7.27 - $ 8.08

The following table summarizes stock option activity during the six months ended June 30, 2023 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	16,939	$1.68	7.0	$38,942
Granted	14,820	$8.08
Exercised	(128)	$1.73
Forfeited/Cancelled	(278)	$7.51
Outstanding as of June 30, 2023	31,353	$4.66	7.7	$65,119
Exercisable as of June 30, 2023	17,099	$2.26	6.4	$60,440

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2023 was $3.66 per share. The total intrinsic value of options exercised during the six months ended June 30, 2023 was $0.8 million.

Total stock-based compensation recorded within operating expenses was $3.6 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively, and $7.3 million and $2.8 million for the six months ended June 30, 2023 and 2022, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of June 30, 2023 were $52.3 million, which the Company expects to recognize over a weighted-average period of approximately 3.4 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

On October 17, 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”).

As of June 30, 2023, the total number of shares of the Common Stock that may be issued under the ESPP shall not exceed 2,875,759, which was increased from 1,462,271 shares as a result of automatic annual increase on January 1, 2023. As of June 30, 2023, there were no shares of Common Stock issued under the ESPP.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees, which is administered by Sorrento. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.2 million for each of the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees and the aggregate amount of $1.6 million due by the Company to the law firm was included in accounts payable in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2023. The outstanding balance due was paid in full in July 2023.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. For the six months ended June 30, 2023, Scilex Pharma made royalty payments in the amount of $4.3 million. As of June 30, 2023 and December 31, 2022, Scilex Pharma had ending balances of accrued royalty payables of $2.3 million and $2.2 million, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

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

Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc. Litigation

On February 23, 2021, the Company filed an action in the U.S. District Court for the Northern District of California against Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc., two manufacturers of over-the-counter (“OTC”) lidocaine patch products, alleging, among other things, false and deceptive advertising and unfair competition under the Lanham Act and California state laws by those companies regarding their respective OTC patch products (the “Sanofi-Aventis & Hisamitsu Litigation”). This lawsuit seeks, among other relief, damages and an injunction enjoining the defendants from continuing to make false or misleading statements of fact about their respective OTC lidocaine patch products. The defendants have filed motions to dismiss, which have narrowed slightly the Company's claims, but which motions the court has largely rejected. Discovery is proceeding. The case is currently scheduled for trial to begin on June 3, 2024. The Company cannot make any predictions about the outcome in this matter or the timing thereof.

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

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of June 30, 2023, the Company’s leases have remaining lease terms of approximately 1.2 to 4.3 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that were not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the right-of-use (“ROU”) assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of June 30, 2023, the Company has no finance leases.

In April 2023, the Company modified the lease term for its principal executive offices located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027. As a result of the modification, the Company recognized additional ROU assets and corresponding lease liabilities of $2.5 million.

The lease expense was $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The lease expense included variable lease costs, sublease income and impairment, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(474)	$(334)
Weighted average remaining lease term in years — operating leases	4.0	2.3
Weighted average discount rate — operating leases	11.1%	11.8%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2023 (Remainder of 2023)	$547
2024	1,042
2025	916
2026	944
2027	724
Total lease payments	4,173
Less imputed interest	(803)
Total lease liabilities	3,370
Less current portion of lease liability	776
Lease liability, net of current portion	$2,594

11. Related Party Transactions

As of June 30, 2023, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. The Company evaluates the collectability of this receivable on a quarterly basis.

As of June 30, 2023, the Company had $1.0 million in payables to Sorrento.

12. Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2023 and 2022 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss for basic loss per share available to common stockholders	$(26,649)	$(17,838)	$(57,402)	$(26,981)
Net loss for diluted loss per share available to common stockholders	$(26,649)	$(17,838)	$(57,402)	$(26,981)
Weighted average number of shares outstanding - basic	142,626	133,060	142,146	133,043
Effect of dilutive securities	—	—	—	—
Weighted average number of shares and assumed conversions - diluted	142,626	133,060	142,146	133,043
Loss per share
Basic	$(0.19)	$(0.13)	$(0.40)	$(0.20)
Diluted	$(0.19)	$(0.13)	$(0.40)	$(0.20)

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,	December 31,
	2023	2022
Stock options	31,353,086	16,939,093
Public Warrants	6,854,309	6,899,988
Private Warrants	4,104,000	4,104,000
Retainer shares	4,000,000	—
Convertible Debentures	2,343,750	—
Total	48,655,145	27,943,081

13. Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure purposes in the unaudited condensed consolidated financial statements as of June 30, 2023. Except as described below, or as otherwise indicated in the footnotes, the Company has concluded that no events or transactions have occurred that require disclosure.

Junior Debtor-in-Possession Financing

On July 5, 2023, the Company and Sorrento (together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., the “Debtors”), executed that certain Debtor-in-Possession (the “DIP”) Term Loan Facility Summary of Terms and Conditions (the “Junior DIP Term Sheet”), pursuant to which the Company provided the Debtors with a non-amortizing super-priority junior secured term loan facility in an aggregate principal amount not to exceed the sum of (i) $20.0 million (the “Base Amount”), plus (ii) the amount of the commitment fee and the funding fee, each equal to 1% of the Base Amount, plus (iii) the amount of the DIP Lender Holdback (as defined in the interim order entered at a hearing before the Bankruptcy Court on July 5, 2023) (the “Junior DIP Facility”). The Company funded the Junior DIP Facility with cash on hand, including a portion from the net proceeds from the Revolving Facility, that were distributed to the Company by its wholly owned subsidiary, Scilex Pharma.

The Junior DIP Facility bears interest at a per annum rate of 12.00% payable in kind on the first day of each month in arrears and on the DIP Termination Date (as defined in the Junior DIP Term Sheet). Upon repayment or satisfaction of the DIP Loans (as defined in the Junior DIP Term Sheet) in whole or in part, the Debtors shall pay to the Company in cash an exit fee equal to 2.00% of the aggregate principal amount of the Junior DIP Facility. The Junior DIP Facility matures on the earliest of: (i) September 30, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments (as defined in the Junior DIP Term Sheet) in accordance with the DIP Documents (as defined in the Junior DIP Term Sheet); and (v) dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

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

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), a Phase 3, novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica, (ii) SP-103 (lidocaine topical system) 5.4%, a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of acute pain, and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules), a novel low-dose delayed-release naltrexone hydrochloride formulation for treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022 and a Phase 2 clinical trial is expected to commence in 2023. SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the first FDA-approved alternative to off-label epidural steroid injections, which are administered over 12 million times annually in the United States. Top-line results from the completed Phase 3 study were received in November 2021 and reflected achievement of primary and secondary endpoints. SP-103 has also been granted fast track designation by the FDA and, if approved, could become the first FDA-approved lidocaine topical product for the treatment of acute pain. SP-103 is a triple-strength lidocaine topical system designed to deliver a dose of lidocaine three times higher than any lidocaine topical product that we are aware of, either approved or in development. We are examining SP-103 as a treatment for acute pain, a condition with high unmet need which we expect could affect over 20 million patients in the United States as of 2023. We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute low back pain associated with muscle spasms. SP-103 was safe and well-tolerated. Increase of lidocaine load in topical system by three times, compared with approved ZTLido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. We will continue to analyze the SP-103 Phase 2 trial data along with a recently completed investigator study of ZTlido in patients with neck pain which also has showed promising top-line efficacy and safety results. Once the data analysis has been completed from both studies, we will request end of Phase 2 meeting with the FDA to discuss next steps to Phase 3.

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

Since our inception, we have invested substantial efforts and financial resources on acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB (celecoxib oral solution) in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $26.6 million and $17.8 million for the three months ended June 30, 2023 and 2022, respectively, and $57.4 million and $27.0 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately $433.3 million. As of June 30, 2023, we had cash and cash equivalents of approximately $34.1 million.

We expect to continue to make investments in our sales and marketing organization and expand digital marketing efforts to broaden awareness of ZTlido, GLOPERBA and ELYXYB and in research and development, clinical trials and regulatory affairs to develop our product candidates, SEMDEXA, SP-103 and SP-104 (acquired from Sorrento in May 2022). As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, or at all. If adequate funds on acceptable terms are not available when needed, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA and ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

Recent Developments

Junior Debtor-in-Possession Financing with Sorrento

Background

Our controlling stockholder, Sorrento, together with its wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code,” and such cases, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).

After a hearing before the Bankruptcy Court on March 29, 2023, the Bankruptcy Court entered a final order approving a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “Senior DIP Facility”), provided to the Debtors by JMB Capital Partners Lending, LLC (the “Senior DIP Lender”), on a final basis. The Debtors then negotiated definitive financing documentation, including a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement and other documents evidencing the Senior DIP Facility. At the time of the entry of the Interim DIP Order (as defined below) the Debtors’ liquidity was projected to last only until July 7, 2023. The Senior DIP Facility matured on July 31, 2023 and was not repaid on such date.

On June 24, 2023, our full Board approved, and delegated authority to Dr. Ji and Jaisim Shah to negotiate the terms of and execute, a potential subordinated promissory note or similar instrument with Sorrento’s Chief Restructuring Officer (“CRO”) in the Chapter 11 Cases, which would provide for a loan by us to Sorrento in the aggregate principal amount of up to $30,000,000 and be subordinated to certain debtor-in-possession financing instruments of Sorrento. Dr. Ji and Mr. Shah then delegated such authority to Stephen Ma, the Company’s Chief Accounting Officer to act on their behalf with respect to the negotiations and execution of such subordinated promissory note.

Between June 28, 2023 and July 5, 2023, Sorrento’s CRO, on behalf of Sorrento, and the Company’s Chief Accounting Officer, on behalf of the Company, and their respective independent advisors negotiated in good faith the terms of the Junior DIP Facility. The independent advisor for Sorrento’s CRO is Latham & Watkins LLP, and the independent advisor for the Company, acting through its Chief Accounting Officer, is Paul Hastings LLP.

Terms of the Junior DIP Facility

On July 5, 2023, the Company and the Debtors executed that certain Debtor-in-Possession Term Loan Facility Summary of Terms and Conditions (the “Junior DIP Term Sheet”), pursuant to which the Company (or its designees or its assignees) agreed to provide the Debtors with a non-amortizing super-priority junior secured term loan facility in an aggregate principal amount not to exceed the sum of (i) $20,000,000 (the “Base Amount”), plus (ii) the amount of the commitment fee and the funding fee, each equal to 1% of the Base Amount, plus (iii) the amount of the DIP Lender Holdback (as defined in the Interim DIP Order) (the “Junior DIP Facility”), subject to the terms and conditions set forth in the Junior DIP Term Sheet. The Junior DIP Term Sheet grants to the Company a right of first refusal to provide any debtor-in-possession financing during the course of the Chapter 11 Cases to the Debtors occurring after the date of the Interim DIP Order until the Chapter 11 Cases are concluded.

The Junior DIP Facility will bear interest at a per annum rate of 12.00% payable in kind on the first day of each month in arrears and on the DIP Termination Date (as defined in the Junior DIP Term Sheet). Upon the occurrence and during the continuance of an event of default as defined in the Junior DIP Term Sheet, the interest rate on outstanding DIP Loans (as defined in the Junior DIP Term Sheet) increases by 2.00% per annum (payable in kind). The commitment fee and the funding fee described above became payable upon the funding of the DIP Loans (as defined in the Junior DIP Term Sheet), in each case as set forth in the Junior DIP Term Sheet. Upon repayment or satisfaction of the DIP Loans (as defined in the Junior DIP Term Sheet) in whole or in part, the Debtors shall pay to the Company in cash an exit fee equal to 2.00% of the aggregate principal amount of the Junior DIP Facility on the date of the Draw. The Junior DIP Facility terms state that it is required to be paid in full in cash under any Chapter 11 plan of reorganization.

The interest rate return on the Senior DIP Lender is 14.0% on an annual basis. Based on the terms of the Junior DIP Facility and the Senior DIP Facility including the fees associated therewith, respectively, we believe that the annualized returns to the Senior DIP Lender exceeded the returns to the Junior DIP Lender as a result of the differences in the following between the Senior DIP Facility and the Junior DIP Facility, respectively: (i) non-default annualized interest rate of 14.0% as compared to 12.0%; (ii) maturity term of five months as compared to three months; (iii) a commitment fee of 2.5% as compared to 1.0%; (iv) a funding fee of 2.5% as compared to 1.0%; and (v) an exit fee of 7.0% as compared to 2.0%.

The Junior DIP Facility matures on the earliest of: (i) September 30, 2023; (ii); the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments in accordance with the DIP Documents (each as defined in the Junior DIP Term Sheet); and (v) dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

Pursuant to the terms of a certain intercreditor and subordination agreement entered into by and among the Senior DIP Lender and the Company (the “Subordination Agreement”), the Debtors’ obligations to the Company under the Junior DIP Facility were subordinated to the obligations of the Debtors to Senior DIP Lender on the terms and conditions set forth therein.

On July 5, 2023, at a hearing before the Bankruptcy Court, the Bankruptcy Court entered an interim order (the “Interim DIP Order”) approving the Junior DIP Facility among the Debtors (as borrowers) and the Company (as lender) on an interim basis. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Junior DIP Term Sheet (as defined below), the Debtors were authorized to make a single draw under the Junior DIP Facility (as defined below) (the “Draw”) to be funded by the Company as the lender under the Junior DIP Facility. The Bankruptcy Court entered the final order approving on the Junior DIP Facility on July 27, 2023. Other definitive financing documentation was then negotiated, including a Junior Secured, Super Priority Debtor-in-Possession Loan and Security Agreement, which was entered into on July 28, 2023 between the Company and the Debtors (the “Junior DIP Loan Agreement”), which agreement memorialized the terms of the Junior DIP Term Sheet.

After a hearing before the Bankruptcy Court on August 7, 2023, the Bankruptcy Court on August 7, 2023, entered a final order (the “Replacement DIP Order”) approving a non-amortizing super-priority debtor-in-possession term loan facility in an aggregate principal amount of $100,000,000 (the “Replacement DIP Facility”) provided to the Debtors by Oramed Pharmaceuticals Inc. (“Oramed”) on a final basis. The Replacement DIP Facility is to be used to, among other things, refinance the existing Senior DIP Facility. The Replacement DIP Facility includes certain milestones for the sale of the Company’s equity interests owned by the Debtors. The lender under the Replacement DIP Facility is permitted to use the loan to credit bid for the collateral securing the Replacement DIP Facility (including the equity interests of the Company), subject to the terms therein. The Replacement DIP Order provides that the liens securing the Junior DIP Facility are junior to the liens securing the Replacement DIP Facility and the Company is not permitted to exercise certain remedies until the payment in full of the Replacement DIP Facility (all as set forth in the Replacement DIP Order). Though junior to the Replacement DIP Facility, the Company would still be treated as a secured creditor with priority over other claimants in the Chapter 11 Cases.

The above description of the Junior DIP Facility is not complete and is qualified in its entirety by reference to the Junior DIP Term Sheet, the Junior DIP Loan Agreement and the Subordination Agreement, each of which are attached as exhibits to this Form 10-Q.

Revolving Credit Facility

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the “eCapital Credit Agreement”) with eCapital Healthcare Corp. (the “Lender”). The eCapital Credit Agreement provides that the Lender agreed, subject to certain terms and conditions, to make available to Scilex Pharma revolving loans (the “Revolving Facility”) in an aggregate principal amount of up to $30,000,000 (the “Facility Cap”). The Facility Cap may, at the request of Scilex Pharma and with the consent of the Lender, be increased in increments of $250,000 at such time as the outstanding principal balance under the eCapital Credit Agreement equals or exceeds 95% of the then-existing Facility Cap. The amount available to Scilex Pharma under the Revolving Facility at any one time is the lesser of the Facility Cap and 85% of the “Net Collectible Value” of “Eligible Receivables” (in each case, as defined in the eCapital Credit Agreement) minus the amount of any reserves or adjustments against receivables required by the Lender, in its discretion.

Under the terms of the eCapital Credit Agreement, interest will accrue daily on the principal amount outstanding at a rate per annum equal to the Wall Street Journal Prime Rate plus 1.50%, based on a year consisting of 360 days, and which shall be payable by Scilex Pharma monthly in arrears, commencing July 1, 2023. The eCapital Credit Agreement provides for an early termination fee of 0.50% of the Facility Cap if Scilex Pharma voluntarily prepays and terminates in full the Revolving Facility prior to the first anniversary of the closing of the Revolving Facility.

In connection with the eCapital Credit Agreement, Scilex Pharma and the Lender entered into blocked account control agreements with respect to Scilex Pharma’s collections and eCapital Credit Agreement funding accounts, which permit the Lender at any time to sweep all funds in the collections account to an account of the Lender for application to the outstanding amounts under the Revolving Facility, and to exercise customary secured party remedies with respect to the eCapital Credit Agreement funding account. All indebtedness incurred and outstanding under the eCapital Credit Agreement will be due and payable in full on July 1, 2026, unless the eCapital Credit Agreement is earlier terminated.

Scilex Pharma’s obligations under the eCapital Credit Agreement are secured by a continuing security interest in Scilex Pharma’s accounts receivable, related deposit accounts, and in the other “Collateral” as defined in the eCapital

Credit Agreement. In addition, we have guaranteed the payment and performance obligations of Scilex Pharma under the eCapital Credit Agreement by executing a guaranty agreement, dated as of June 27, 2023.

The eCapital Credit Agreement contains certain representations and warranties and various affirmative and negative covenants applicable to facilities of this type, including covenants that, among other things, will limit or restrict the ability of Scilex Pharma, subject to negotiated exceptions, to incur additional indebtedness and additional liens on its assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, enter into transactions with affiliated persons, or make investments. The eCapital Credit Agreement also contains a financial covenant requiring Scilex Pharma to maintain cash on hand in “Controlled Deposit Accounts” (as defined in the eCapital Credit Agreement) plus availability under the Revolving Facility of at least $1,000,000 at all times.

The eCapital Credit Agreement contains customary events of default and also provides that an event of default includes a change of control of Scilex Pharma and our failure to issue at least $75,000,000 of debt or equity by September 30, 2023. The events of default under the eCapital Credit Agreement are subject to customary thresholds and grace periods as set forth in the eCapital Credit Agreement.

Subject to certain notice requirements and other conditions, upon the occurrence of an event of default, commitments may be terminated and all amounts outstanding under the Revolving Facility may become immediately due and payable; however, where an event of default arises from certain insolvency events, the commitments shall automatically and immediately terminate and all amounts outstanding under the Revolving Facility shall become immediately due and payable.

The proceeds of the Revolving Facility will be used for (i) transaction fees incurred in connection with the eCapital Credit Agreement, (ii) working capital needs of Scilex Pharma and (iii) other uses not prohibited under the eCapital Credit Agreement.

Comparability of Our Results and Our Relationship with Sorrento

We currently operate as a majority-owned subsidiary of Sorrento. As a result, our unaudited condensed consolidated financial statements may not be reflective of what our results of operations would have been had we been a stand-alone public company and no longer a majority-owned subsidiary of Sorrento. In particular, certain legal, finance, human resources and other functions have historically been, but are no longer, provided to us by Sorrento at cost plus an agreed-upon markup. We have incurred and will continue to incur additional costs as a stand-alone public company. As a stand-alone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Sorrento.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento, together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. While we are majority-owned by Sorrento, we are not a debtor in Sorrento’s voluntary Chapter 11 filing. As of June 30, 2023, we had a $3.2 million receivable from Sorrento, which was fully reserved. We evaluate the collectability of this receivable on a quarterly basis.

Components of Our Results of Operations

Net Revenue

Net revenue consists of product sales of ZTlido and ELYXYB in the United States. For product sales of ZTlido and ELYXYB, we record gross-to-net sales adjustments for government and commercial rebates, chargebacks, wholesaler and distributor fees, sales returns, special marketing programs, and prompt payment discounts. We expect that any net revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for our product.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs related to our contract sales force, salaries and other related costs, including stock-based compensation, for personnel in our executive, marketing, finance, corporate and business development and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs, and allocated expenses from Sorrento for director and officer insurance as well as employee health benefits.

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

Change in Fair Value of Convertible Debentures

Change in fair value of convertible debentures includes the remeasurement of the convertible debentures (the “Convertible Debentures”) issued to YA II, Ltd. (“Yorkville”) pursuant to that certain securities purchase agreement dated as of March 21, 2023, between Yorkville and us (the “Securities Purchase Agreement”). See Note 4 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest (Income) Expense

Interest expense for the six months ended June 30, 2023 consists of interest related to the Revolving Facility. Interest expense for the six months ended June 30, 2022 consists of interest related to the senior secured notes issued by Scilex Pharmaceuticals Inc. (“Scilex Pharma”) in September 2018 (the “Scilex Pharma Notes”) and related party note payables to Sorrento.

Loss (Gain) on Foreign Currency Exchange

Loss (gain) on foreign currency exchange relates to foreign exchange losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations For the Three Months Ended June 30, 2023 and 2022

The following tables summarize our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Changes
Statements of Operations Data:
Net revenue	$12,582	$7,926	$4,656
Operating costs and expenses:
Cost of revenue	4,177	1,529	2,648
Research and development	3,204	2,589	615
Selling, general and administrative	26,989	14,344	12,645
Intangible amortization	1,026	935	91
Total operating costs and expenses	35,396	19,397	15,999
Loss from operations	(22,814)	(11,471)	(11,343)
Other (income) expense:
Loss on derivative liability	82	2,700	(2,618)
Change in fair value of convertible debentures	3,748	—	3,748
Interest expense, net	5	3,707	(3,702)
Loss (gain) on foreign currency exchange	3	(12)	15
Total other expense	3,838	6,395	(2,557)
Loss before income taxes	(26,652)	(17,866)	(8,786)
Income tax expense (benefit)	(3)	(28)	25
Net loss	$(26,649)	$(17,838)	$(8,811)

Comparison of the Three Months Ended June 30, 2023 and 2022

Net Revenue

Net revenue for the three months ended June 30, 2023 and 2022 was $12.6 million and $7.9 million, respectively. The increase of $4.7 million was driven by the increase in gross product sales of ZTlido by approximately 81% and the launch of ELYXYB with sales commencing in April 2023, offset by an increase in rebates.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2023 and 2022 was $4.2 million and $1.5 million, respectively. The increase of $2.7 million was primarily due to an increase in gross revenue of approximately 88% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 and royalty expense of $2.3 million in the three months ended June 30, 2023 that started to accrue in the second quarter of 2022.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Increase (Decrease)
SP-102
Contracted R&D	$76	$218	$(142)
Personnel	64	127	(63)
Other	20	16	4
Total SP-102	160	361	(201)
SP-103
Contracted R&D	1,459	1,623	(164)
Personnel	277	295	(18)
Other	32	199	(167)
Total SP-103	1,768	2,117	(349)
SP-104
Contracted R&D	285	111	174
Personnel	155	—	155
Other	43	—	43
Total SP-104	483	111	372
GLOPERBA
Contracted R&D	79	—	79
Personnel	185	—	185
Other	30	—	30
Total GLOPERBA	294	—	294
ELYXYB
Contracted R&D	197	—	197
Personnel	255	—	255
Other	47	—	47
Total ELYXYB	499	—	499
Total Research and Development Expenses	$3,204	$2,589	$615

Research and development expenses for the three months ended June 30, 2023 and 2022 were $3.2 million and $2.6 million, respectively. The $0.6 million increase was primarily attributed to costs associated with planning for the Phase 2 clinical trial of SP-104, and development costs of our new products GLOPERBA and ELYXYB in the second quarter of 2023, partially offset by a decrease in clinical trial costs of SP-102 and SP-103.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 and 2022 were $27.0 million and $14.3 million, respectively. The increase of approximately $12.7 million was primarily due to a $2.8 million increase in legal expenses related to the cases covering the ZTlido patent infringement in which the Company is the plaintiff, a $3.3 million increase in personnel expense due to increases in headcount and the stock-based compensation from January 2023 equity grants, a $2.0 million increase in consulting expenses, a $1.8 million increase in contracted services, a $1.0 million increase in marketing expense, a $0.5 million increase in directors and officers insurance expense after becoming publicly traded in November 2022, a $0.7 million increase in travel and entertainment expenses, and a $0.6 million increase in other expenses.

Intangible Amortization Expense

Intangible amortization expense for the three months ended June 30, 2023 and 2022 was $1.0 million and $0.9 million, respectively. The increase of $0.1 million is related to the amortization of the acquired exclusive license of GLOPERBA.

Loss on Derivative Liability

Loss on derivative liability for the three months ended June 30, 2023 and 2022 was $0.1 million and $2.7 million, respectively. The loss recognized during the three months ended June 30, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the private placement warrants that we assumed from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”). The loss recognized during the three months ended June 30, 2022 was attributed to the change in the fair value of the derivative liability pertaining to the Scilex Pharma Notes, described in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K, due to revised sales forecasts.

Change in Fair Value of Convertible Debentures

Change in fair value of convertible debentures for the three months ended June 30, 2023 and 2022 was $3.7 million and nil, respectively. The change in fair value of $3.7 million during the three months ended June 30, 2023 was attributed to the Convertible Debentures issued in March and April 2023 in an aggregate principal amount of $25.0 million, of which the principal amount of $18.8 million remained outstanding as of June 30, 2023.

Interest Expense

Interest expense for the three months ended June 30, 2023 and 2022 was $5.0 thousand and $3.7 million, respectively. The decrease was attributed to the repayment of Scilex Pharma Notes in September 2022 and the conversion of related party notes payable to Sorrento that were outstanding as of the closing of the Business Combination into shares of the Company’s Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”) and Common Stock in November 2022 in connection with the closing of the Business Combination.

Results of Operations For the Six Months Ended June 30, 2023 and 2022

The following tables summarize our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Changes
Statements of Operations Data:
Net revenue	$23,164	$14,738	$8,426
Operating costs and expenses:
Cost of revenue	7,768	2,673	5,095
Research and development	5,940	5,220	720
Selling, general and administrative	55,690	25,252	30,438
Intangible amortization	2,053	1,870	183
Total operating costs and expenses	71,451	35,015	36,436
Loss from operations	(48,287)	(20,277)	(28,010)
Other (income) expense:
Loss (gain) on derivative liability	5,335	(4,800)	10,135
Change in fair value of convertible debentures	3,748	—	3,748
Loss on debt extinguishment, net	—	4,799	(4,799)
Interest expense, net	4	6,738	(6,734)
Loss (gain) on foreign currency exchange	23	(8)	31
Total other expense	9,110	6,729	2,381
Loss before income taxes	(57,397)	(27,006)	(30,391)
Income tax expense (benefit)	5	(25)	30
Net loss	$(57,402)	$(26,981)	$(30,421)

Comparison of the Six Months Ended June 30, 2023 and 2022

Net Revenue

Net revenue for the six months ended June 30, 2023 and 2022 was $23.2 million and $14.7 million, respectively. The increase of $8.5 million was driven by the increase in gross product sales of ZTlido by approximately 66% and launch of ELYXYB with sales commencing in April 2023, offset by an increase in rebates.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2023 and 2022 was $7.8 million and $2.7 million, respectively. The increase of $5.1 million was primarily due to an increase in gross revenue of approximately 70% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, and royalty expense of $4.3 million in the six months ended June 30, 2023 that started to accrue in the second quarter of 2022.

Research and Development Expenses

The following table summarizes research and development expenses by project for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Increase (Decrease)
SP-102
Contracted R&D	$265	$1,304	$(1,039)
Personnel	149	250	(101)
Other	29	16	13
Total SP-102	443	1,570	(1,127)
SP-103
Contracted R&D	2,771	2,751	20
Personnel	597	523	74
Other	256	265	(9)
Total SP-103	3,624	3,539	85
SP-104
Contracted R&D	271	111	160
Personnel	289	—	289
Other	68	—	68
Total SP-104	628	111	517
GLOPERBA
Contracted R&D	146	—	146
Personnel	364	—	364
Other	52	—	52
Total GLOPERBA	562	—	562
ELYXYB
Contracted R&D	212	—	212
Personnel	406	—	406
Other	65	—	65
Total ELYXYB	683	—	683
Total Research and Development Expenses	$5,940	$5,220	$720

Research and development expenses for the six months ended June 30, 2023 and 2022 were $5.9 million and $5.2 million, respectively. The $0.7 million increase was primarily attributed to the costs associated with planning for Phase 2 clinical trial of SP-104 and development costs of our new products GLOPERBA and ELYXYB in the first half of 2023, partially offset by decrease in clinical trial costs of SP-102.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2023 and 2022 were $55.7 million and

$25.3 million, respectively. The increase of approximately $30.4 million was primarily due to a $8.0 million increase in legal expenses related to the cases covering the ZTlido patent infringement and false advertising of over-the-counter lidocaine patch products in which the Company is the plaintiff, a $7.5 million increase in personnel expense due to increases in headcount and the stock-based compensation from January 2023 equity grants, a $5.3 million increase in consulting expenses, a $3.5 million increase in contracted services, a $1.4 million increase related to bad debt reserve for the receivable from Sorrento, $2.0 million increase in marketing expense, a $1.1 million increase in directors and officers insurance expense after becoming publicly traded in November 2022, a $1.1 million increase in travel and entertainment expenses, and a $0.5 million increase in other expenses.

Intangible Amortization Expense

Intangible amortization expense for the six months ended June 30, 2023 and 2022 was $2.1 million and $1.9 million, respectively. The increase of $0.2 million is related to the amortization of the acquired exclusive license of GLOPERBA.

Loss (Gain) on Derivative Liability

Loss (gain) on derivative liability for the six months ended June 30, 2023 and 2022 was $5.3 million and $(4.8) million, respectively. The loss recognized during the six months ended June 30, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the private placement warrants that we assumed from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”). The gain recognized during the six months ended June 30, 2022 was attributed to the change in the fair value of the derivative liability pertaining to the Scilex Pharma Notes, described in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K, due to revised sales forecasts.

Change in Fair Value of Convertible Debentures

Change in fair value of convertible debentures for the six months ended June 30, 2023 and 2022 was $3.7 million and nil, respectively. The change in fair value of $3.7 million during the six months ended June 30, 2023 was attributed to the Convertible Debentures issued in March and April 2023 in an aggregate principal amount of $25.0 million, of which the principal amount of $18.8 million remained outstanding as of June 30, 2023.

Loss (Gain) on Debt Extinguishment, Net

Loss on debt extinguishment, net for the six months ended June 30, 2023 and 2022 was nil and $4.8 million, respectively. The loss incurred during the six months ended June 30, 2022 was attributed to Scilex Pharma’s repurchase of the Scilex Pharma Notes $20.0 million in February 2022.

Interest Expense

Interest expense for the six months ended June 30, 2023 and 2022 was $4.0 thousand and $6.7 million, respectively. The decrease was attributed to the repayment of Scilex Pharma Notes in September 2022 and the conversion of related party notes payable to Sorrento that were outstanding as of the closing of the Business Combination into shares of the Company’s Series A preferred stock and Common Stock in November 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of approximately $34.1 million.

We have funded our operations primarily through the Yorkville financing pursuant to the A&R Yorkville Purchase Agreement (as defined below), the B. Riley financing pursuant to the B. Riley Purchase Agreement (as defined below), the Revolving Facility and the issuance of the Convertible Debentures in 2023. We also have deferred consideration related to the GLOPERBA license acquired in 2022. The following table summarizes the aggregate indebtedness of these issuances as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Convertible Debentures	$18,440	$—
Revolving Facility	15,916	—
Deferred Consideration with Romeg	3,651	3,651
Total indebtedness	$38,007	$3,651

Convertible Debentures

As of June 30, 2023, we have $18.4 million in Convertible Debentures outstanding pursuant to the Securities Purchase Agreement (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Revolving Credit Facility

As of June 30, 2023, we have $15.9 million outstanding under the Revolving Facility (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Deferred Consideration

We have $3.7 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments will begin in the first full quarter following June 14, 2023.

ZTlido Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During the six months ended June 30, 2023, Scilex Pharma made royalty payments in the amount of $4.3 million. As of June 30, 2023 and December 31, 2022, Scilex Pharma had ending balances of accrued royalty payables of $2.3 million and $2.2 million, respectively.

Contingent Consideration

We have $280.0 million, $13.0 million and $23.0 million in aggregate contingent consideration obligations in connection with the SEMDEXA, GLOPERBA and SP-104 acquisitions (see Note 3 titled “Acquisitions” included in the Annual Report on Form 10-K for additional information), respectively, that are contingent upon achieving certain specified milestones or the occurrence of certain events. Contingent consideration obligations are comprised of regulatory milestones and additional payments that will be due upon the achievement of certain amounts of net sales (see Note 3 titled “Acquisitions” included in the Annual Report on Form 10-K for additional information).

Standby Equity Purchase Agreements

On November 17, 2022, we entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with Yorkville. On February 8, 2023, we entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. Pursuant to the A&R Yorkville Purchase Agreement, we have the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Original Purchase Agreement was initially declared effective by the SEC on December 9, 2022 and we are now able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein. As of June 30, 2023, we have sold 2,167,604 shares of Common Stock under the A&R Yorkville Purchase Agreement for aggregate net proceeds of approximately $15.1 million.

On January 8, 2023, we entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement”, together with the A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley principal Capital II, LLC (“B. Riley”), pursuant to which we have the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and we are now able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Convertible Debentures. As of June 30, 2023, we have sold 127,241 shares of Common Stock pursuant to advances under the B. Riley Purchase Agreement for aggregate net proceeds of approximately $1.0 million.

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

Should our sales of ZTlido, GLOPERBA, ELYXYB and other product candidates not materialize at the anticipated rate contemplated in our business plan, we will need to raise additional capital in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings and license agreements. As discussed above, following the completion of the Business Combination, we entered into the A&R Yorkville Purchase Agreement, the B. Riley Purchase Agreement, the Securities Purchase Agreement and the eCapital Credit Agreement. The registration statements filed with the SEC in connection with the Original Purchase Agreement, the B. Riley Purchase Agreement and the Convertible Debentures were initially declared effective by the SEC on December 9, 2022, January 20, 2023 and April 19, 2023, respectively, and we are now able to offer and sell shares of our Common Stock under both the A&R Yorkville Purchase Agreement and the B. Riley Purchase Agreement, subject to any limitations set forth therein, which will provide us with an additional source of liquidity, and we have issued all of the Convertible Debentures under the Securities Purchase Agreement.

In addition to the liquidity provided by revenue generating products, advances under the A&R Yorkville Purchase Agreement, advances and additional advances under the B. Riley Purchase Agreement and the issuance of the Convertible Debentures under the Securities Purchase Agreement, as of June 30, 2023 we will receive up to an aggregate of approximately $126.0 million from the exercise of the Private Warrants and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “Warrants”) (at an exercise price of $11.50 per share of Common Stock), assuming the exercise in full of all of the Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $11.50 per share, we believe warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidates, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Our existing cash and cash equivalents, proceeds from the Revolving Facility, proceeds from the issuance of the Convertible Debentures, any advances made under the A&R Yorkville Purchase Agreement and any advances or additional advances made under the B. Riley Purchase Agreement may be insufficient to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash Flow Data:
Net cash used for operating activities	$(21,217)	$(23,066)
Net cash used for investing activities	(8)	(2,060)
Net cash proceeds from financing activities	54,167	27,613
Net change in cash, cash equivalents and restricted cash	$32,942	$2,487

Cash Flows from Operating Activities

For the six months ended June 30, 2023, net cash used for operating activities was approximately $21.2 million, attributable to our net loss of $57.4 million, partially offset by other non-cash reconciling items of $18.6 million related to loss on derivative liabilities, stock-based compensation, change in fair value of convertible debentures, depreciation and amortization and non-cash operating lease cost, and changes in operating assets and liabilities that provided $17.6 million of cash.

For the six months ended June 30, 2022, net cash used for operating activities was approximately $23.1 million, attributable to our net loss of $27.0 million, other non-cash reconciling items of $13.3 million related to depreciation and amortization, stock-based compensation, non-cash operating lease cost, non-cash interest for debt issuance costs and debt discount, interest payments related to the debt discount on the Scilex Pharma Notes, net loss on debt extinguishment, and a gain on derivative liabilities, partially offset by changes in operating assets and liabilities that provided $17.2 million of cash.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, net cash used for investing activities was approximately nil.

For the six months ended June 30, 2022, net cash used for investing activities was approximately $2.1 million, attributed to cash paid for the acquisition of GLOPERBA licenses from Romeg.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was approximately $54.2 million and is primarily related to $24.0 million in proceeds from the Convertible Debentures, $17.5 million in gross proceeds from the Revolving Facility between Scilex Pharma and eCapital Healthcare Corp., $16.1 million in proceeds from the Standby Equity Purchase Agreements, $0.7 million in proceeds from the exercise of stock options and warrants, partially offset by $1.6 million payment of the transaction costs related to the Business Combination and debt issuance costs, and $2.5 million repayment of the Revolving Facility and Convertible Debentures.

For the six months ended June 30, 2022, net cash provided by financing activities was approximately $27.6 million and is primarily related to $17.3 million in proceeds from related party payables, $62.5 million in proceeds from related party notes payable to Sorrento, $9.9 million in proceeds from the revolving credit facility between Scilex Pharma and CNH Finance Fund I, L.P. (the “CNH Revolving Loan”), entered into in December 2020, $0.1 million in proceeds from the exercise of stock options, partially offset by $18.8 million repayment on CNH Revolving Loan and $43.4 million repayment of the Scilex Pharma Notes.

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

There have been no material changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Annual Report on Form 10-K, except for the estimate titled “Convertible Debentures” below.

Convertible Debentures

We elected the fair value option to account for the Convertible Debentures in an aggregate principal amount of up to $25.0 million that were issued in March and April 2023, discussed in Note 7 titled “Debt” of the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The Convertible Debentures are measured at fair value on a recurring basis using Level 3 inputs. We use the Binomial Lattice Model valuation technique to measure the fair value of the Convertible Debentures with any changes in the fair value of the Convertible Debentures recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the six months ended June 30, 2023 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management has concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

While we have taken actions to remediate this material weakness, including (i) recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s assessment of judgmental and technical accounting areas, (ii) conducting additional training for staff involved in judgmental and technical accounting areas, and (iii) engaging additional independent third-party technical consultants to assist in performing accounting analyses of complex transactions, completion of our remediation efforts is ongoing. As such, management has concluded the aforementioned material weakness has not been remediated as of June 30, 2023. We will continue to implement additional measures to improve our internal control over financial reporting.

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
•
Our investment in the Junior DIP Facility may be subject to losses.

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
•
Sorrento controls the voting power of our capital stock and Sorrento’s interests may differ from those of our public stockholders.
•
Sorrento has recently filed for bankruptcy protection, which may limit the flexibility of our management team in running our business, which could have a material and adverse effect on our business, cash flows, liquidity, financial condition and results of operations.
•
In connection with the Chapter 11 Cases, Sorrento may enter into sales transactions relating to its assets, which include shares of our Common Stock currently held by Sorrento, or may be required to liquidate such assets. Furthermore, even though Sorrento is generally required to obtain the approval of the Bankruptcy Court supervising its Chapter 11 proceedings prior to engaging in activities or transactions outside the ordinary course of business, the Bankruptcy Court has specifically authorized Sorrento to enter into sales of shares of our Common Stock in the form of one or more block sale transactions.
•
Our Executive Chairperson and Chief Financial Officer each hold executive officer positions at Sorrento and devote time to both companies. In addition, our Executive Chairperson is the chairperson of Sorrento’s board of directors. The ongoing Chapter 11 Cases could require that such executives devote time to such proceedings, which could cause a diversion of their time and attention from our business and operations, and as a result could have a material adverse effect on our business and operations.

Risks Related to Ownership of our Common Stock

•
If our operations and performance do not meet the expectations of investors or securities analysts, the market price of our securities may decline.
•
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
•
We are a controlled company within the meaning of the rules and listing standards of Nasdaq (the “Nasdaq Listing Rules”) and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. Our stockholders may not have the same protection afforded to stockholders of companies that are subject to such governance requirements for so long as we are a controlled company or for so long as Sorrento continues to hold shares of our Series A Preferred Stock.

Risks Related to our Limited Operating History, Financial Condition and Capital Requirements

*We currently have two commercial products, ZTlido and ELYXYB; but we are currently heavily dependent on the commercial success of ZTlido, as ELYXYB is in the initial stages of commercialization, and we may be unable to generate sufficient revenue to support our operations.

We currently have two commercial products, ZTlido and ELYXYB; but, we are currently heavily dependent upon ZTlido sales to generate revenue, as ELYXYB is in the initial stages of commercialization. In February 2018, we obtained regulatory approval for ZTlido for the relief of neuropathic pain associated with PHN, which is a form of post-shingles nerve pain, and we began commercializing ZTlido in the United States in October 2018. In late February 2023, we acquired ELYXYB, a potential first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults, in the U.S. We launched ELYXYB in April of 2023. As a result, it is difficult to evaluate our current business and predict our future prospects. We cannot assure that ZTlido or ELYXYB will gain market acceptance among physicians, health care payors, patients and the medical community, which is critical to our commercial success. We have limited experience engaging in commercial activities and limited relationships with physicians, hospitals and payors. Market acceptance of ZTlido and ELYXYB depends on a number of factors, including:

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

Since our inception, we have incurred significant net losses, with net losses of $23.4 million, $88.4 million, and $47.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the six months ended June 30, 2023 and 2022, we had net losses of $57.4 million and $27.0 million, respectively. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of approximately $433.3 million and $375.9 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to the completion of the pivotal Phase 3 trial for SEMDEXA, our ongoing Phase 2 clinical trial for SP-103 and initiation of Phase 2 trials for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

*The terms of eCapital Credit Agreement may restrict the operation of our business and limit the cash available for investment in our business operations.

The eCapital Credit Agreement provides that Scilex Pharma will be made available the Revolving Facility in an aggregate principal amount of up to $30,000,000, subject to certain terms and conditions, which facility cap may be increased at the request of Scilex Pharma and with the consent of the Lender. Under the eCapital Credit Agreement, Scilex Pharma shall make interest payments monthly in arrears. We agreed to unconditionally guarantee the prompt, complete and full payment of Scilex Pharma’s obligations under the eCapital Credit Agreement. The payment and performance obligations under the eCapital Credit Agreement are also secured by a continuing security interest in Scilex Pharma’s accounts receivable, related deposit accounts and in the other “Collateral” as defined in the eCapital Credit Agreement. In addition, the eCapital Credit Agreement includes customary affirmative and negative covenants that will limit or restrict the ability of Scilex Pharma, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, enter into transactions with affiliated persons, or make investments.

The terms of the eCapital Credit Agreement and borrowings we may make in the future could have significant adverse consequences for our business, including:

•
requiring us, Scilex Pharma or our other subsidiaries to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, our debt, which would reduce the amounts available to fund operating expenditures, including working capital, and capital expenditures and other general corporate purposes;
•
obligating us, Scilex Pharma or our other subsidiaries to additional negative covenants further restricting our activities;
•
requiring compliance with affirmative covenants including payment and reporting covenants;
•
making it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions;
•
limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt, better debt servicing options or stronger debt servicing capacity.

Scilex Pharma intends to satisfy the payment obligation under the eCapital Credit Agreement with its existing cash and cash equivalents, anticipated product revenue from ZTlido, GLOPERBA and ELYXYB, and funds from external sources. However, Scilex Pharma may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under the eCapital Credit Agreement or future debt. Funds from external sources may not be available on acceptable terms, if at all.

In addition, failure to comply with the covenants under the eCapital Credit Agreement, including those outside of Scilex Pharma’s control, could result in an event of default. The events of default include, among others, a change of control of Scilex Pharma and a failure by us to issue at least $75,000,000 of debt or equity by September 30, 2023. Upon an event of default, subject to notice requirements in the case of certain events of default, the commitments and other obligations of the Lender under the eCapital Credit Agreement may be terminated and all amounts outstanding under the eCapital Credit Agreement may become immediately due and payable. Scilex Pharma may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the Lender could seek to enforce its security interests in the collateral securing such indebtedness or other remedies available to it under the eCapital Credit Agreement or as provided by applicable law. The Lender could also seek to enforce the guaranty provided by us to carry out Scilex Pharma’s payment obligations.

Any failure by Scilex Pharma or us to comply with the obligations under the eCapital Credit Agreement could have a negative effect on our business, financial condition and results of operations.

*We may not have the ability to raise the funds necessary to settle our Convertible Debentures in cash upon a change of control, and any future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Debentures.

A change of control transaction, including as a result of any sale by Sorrento of its majority voting control in shares of our capital stock, triggers an event of default under the Convertible Debentures if the Convertible Debentures are not retired in connection with such change of control transaction, which will result in the full unpaid principal amount of the Convertible Debentures, together with interest and other amounts owing in respect thereof, to the date of acceleration becoming at the election of the holders of the Convertible Debentures immediately due and payable in cash. In such event, we may not have enough available cash or be able to obtain financing at the time we are required to pay cash with respect to the Convertible Debentures. In addition, our ability to pay cash upon default of the Convertible Debentures may be limited by law, regulatory authority, or any agreements governing our future indebtedness.

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

As of June 30, 2023, our cash and cash equivalents were approximately $34.1 million and we had an accumulated deficit of approximately $433.3 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of approximately $433.3 million as of June 30, 2023 and approximately $375.9 million as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to become a profitable operating company is dependent upon our ability to generate revenue and obtain financing adequate to fulfill our development and commercialization activities, and achieving a level of revenue adequate to support our cost structure. We have plans to obtain additional resources to fund our currently planned operations and expenditures through additional debt and equity financing. Our plans are substantially dependent upon the success of future sales of ZTlido and ELYXYB, which is still in the early stages of commercialization, and are dependent upon, among other things, the success of our marketing of ZTlido and ELYXYB and our ability to secure additional payor contracts with terms that are consistent with our business plan. If we are unable to obtain sufficient funding, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

*Our investment in the Junior DIP Facility may be subject to losses.

As described elsewhere in this Quarterly Report on Form 10-Q, we executed the Junior DIP Term Sheet with the Debtors, pursuant to which we are providing the Debtors with the Junior DIP Facility. In the event of any default or non-payment at maturity under the Junior DIP Facility, we will bear a risk of loss of principal and/or accrued interest and fees to the full extent of any deficiency between the value of the collateral and the aggregate amount of the principal and accrued interest and fees of the Senior DIP Facility and the Junior DIP Facility, which could have a material adverse effect on our cash flow from operations. In the event the Chapter 11 Cases are converted to cases under Chapter 7 of the Bankruptcy Code, the assets of the Debtors may not be sufficient to satisfy the Junior DIP Facility.

Although the Junior DIP Facility affords us certain valuable protections, it is subordinated in right of security to the Replacement DIP Facility. Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Loans that are subordinated in right of security to other loans receive recourse to collateral after a standstill period or the senior loans are paid in full, and there may not be enough value to repay all of the subordinated loans after such time. In addition, the Replacement DIP Order limits our ability to exercise our remedies,, prior to the full repayment of the Replacement DIP Facility or the occurrence of a collateral sale pursuant to which the Replacement DIP Facility is credit bid.

*Delays in Sorrento’s Chapter 11 Cases increase the risk of Sorrento being unable to reorganize its business and emerge from bankruptcy, which may impact Sorrento’s ability to repay the Junior DIP Facility.

Sorrento’s Senior DIP Facility matured on July 31, 2023 and was refinanced with a portion of the proceeds of the Replacement DIP Facility. The Replacement DIP Order approved certain protections for Oramed as the stalking horse bidder for the sale of substantially all of the Debtors’ common stock, preferred stock, and warrants and options for common stock in Scilex (the “Stock Sale”). Pursuant to the Stalking Horse Term Sheet (as defined in the Replacement DIP Order), such protections include a break-up fee of 3.25% and reimbursement of costs and expenses of external counsel up to $1 million (to the extent not paid under the Replacement DIP Facility). Oramed’s stalking horse bid is $105 million, a credit bid of the $100 million Replacement DIP Facility and $5 million in cash, subject to the submission of higher or otherwise better offers at the auction scheduled to take place on August 14, 2023. We also understand from Sorrento that its CRO continues to (i) work to confirm a Chapter 11 plan of reorganization as soon as possible and (ii) evaluate transactions to allow Sorrento to emerge from bankruptcy by or around September 30, 2023, including debt financings and sales of assets of Sorrento. However, we can give no assurance as to the ultimate duration of Sorrento’s Chapter 11 Cases, the timing of its plan of reorganization or the impact such delays may have on Sorrento’s ability to repay the Junior DIP Facility.

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

Under the Product Development Agreement and the Commercial Supply Agreement, we license the rights to ZTlido from and rely exclusively on Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of June 30, 2023, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of June 30, 2023 , neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

We expect our third-party manufacturers and suppliers of both GLOPERBA (which product we do not expect to launch until the fourth quarter of 2023) and ELYXYB are capable of providing sufficient quantities of these products to meet anticipated commercial demands; however, if third parties with whom we currently work are unable to meet our manufacturing and supply requirements, we will need to secure alternate manufacturers and suppliers or face potential delays or shortages. While we believe that there are other contract manufacturers and suppliers with the technical capabilities to manufacture and supply these products, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

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

If the commercial supply of our commercial products, clinical supply of our product candidates and certain of the raw materials used in our product candidates are disrupted or delayed, there can be no assurance that alternative sources can serve as adequate replacements or that supplies will be available on terms that are favorable to us, if at all. Any disruption in supply could affect the profitability of ZTlido, the commercialization of GLOPERBA and ELYXYB, and the development of SEMDEXA, SP-103 and SP-104.

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

Certain of our existing license and supply agreements impose various milestone and other obligations on us. For example, under our Product Development Agreement with Itochu and Oishi, if our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, Itochu and Oishi have the right to terminate the Product Development Agreement if the parties are unable to resolve the concerns after 30 days of good-faith negotiation. As of June 30, 2023, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of June 30, 2023, neither Oishi nor Itochu has exercised its right of termination.

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

The biotechnology and pharmaceutical industries are characterized by intense competition and rapid technological advances. In addition, the competition in the pain management market, and other relevant markets, is intense. ZTlido and our product candidate, SP-103, face and will likely face competition from other prescription patches, generic topical lidocaine patches, and over-the-counter (“OTC”) lidocaine patches, including Lidoderm® (a branded, prescription 5% lidocaine patch product) (“Lidoderm”), generic lidocaine patches manufactured by Mylan N.V., Teva Pharmaceutical Industries Limited (“Teva”) and Par Pharmaceutical, Inc., and various OTC patches. Additionally, SP-103, if approved, will likely compete with various opioid pain medications, nonsteroidal anti-inflammatory drugs (“NSAIDs”), muscle relaxants, antidepressants and anticonvulsants particularly as we seek approval for the treatment of acute pain.

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

A Phase 3 trial was completed for SEMDEXA for the treatment of sciatica, a Phase 2 trial commenced in the second quarter of 2022 for SP-103, and multiple Phase 1 trials were completed in the first half of 2022 for SP-104. We may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of such clinical trials in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all. Our clinical trials may produce negative or inconclusive results, and, in the future, we may decide, or regulators may require us, to conduct additional clinical trials and preclinical studies in addition to those we have planned.

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

*ZTlido, GLOPERBA, ELYXYB and our product candidates are complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or manufacturing problems that result in delays in our development or commercialization programs, limit the supply of our product candidates, or otherwise harm our business.

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

As of June 30, 2023, we had approximately 100 full-time employees. We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

The Product Development Agreement imposes various development, regulatory and/or commercial diligence obligations, payments and other obligations. Oishi and Itochu have the right to terminate the Product Development Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of June 30, 2023, Scilex’s net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of June 30, 2023, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement is terminated for certain reasons, such as our material breach of the agreement, our bankruptcy, or lack of economic viability, we will be required to transfer all licensed intellectual property rights, including those relating to ZTlido and SP-103, to Oishi and Itochu or their designee, at our own cost and expense. The loss of such licenses could materially harm our business, financial condition and results of operations.

*We are party to the Romeg Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, and if we lose the right to license such intellectual property or if the Romeg Agreement is terminated for any reason, our ability to commercialize GLOPERBA would be harmed.

On June 14, 2022, we entered into the Romeg Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA. Pursuant to the Romeg Agreement, we have been granted (1) the right to manufacture, promote, market, distribute and sell pharmaceutical products comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans in the United States and (2) an exclusive, transferable license to use the trademark “GLOPERBA.” Under the Romeg Agreement, among other things, Romeg granted us (1) a transferable license, with the right to sublicense, under the patents and know-how specified therein to (a) commercialize the pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Territory; and (2) an exclusive, transferable license, with right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof in connection with the commercialization of the Initial Licensed Product solely in the Territory. The license to know-how is exclusive for purposes of developing and commercializing Licensed Products in the Territory during the royalty term, but is otherwise non-exclusive. The license to patents is exclusive for purposes of developing and commercializing Licensed Products in the Territory until July 1, 2027 and, thereafter, is co-exclusive with Granules Pharmaceuticals, Inc. for the royalty term for such purposes. The royalty term begins on the date of the agreement and ends on the later of (i) expiration of the last-to-expire of the patents that covers the manufacture or commercialization of the Licensed Products in the Territory or (ii) the tenth anniversary of the date of the Romeg Agreement. Our ability to commercialize GLOPERBA and develop Licensed Products depends on the effectiveness and continuation of the Romeg Agreement. If we lose the right to license the intellectual property rights granted by the Romeg Agreement, our ability to develop GLOPERBA as well as new product candidates based on the licensed intellectual property would be harmed.

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

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the PTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the Biden administration recently indicated its support for a proposal at the World Trade Organization to waive patent rights with respect to COVID-19 vaccines. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments could have a material adverse effect on our competitive position, business, financial condition and results of operations. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but, the complexity and uncertainty of European patent laws has also increased in recent years. For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. If these changes were to occur, they could have a material adverse effect on our ability to generate revenue. For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

A product sponsor may apply for fast track designation from the FDA if a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition. The FDA has broad discretion whether or not to grant this designation. We have received fast track designation for SEMDEXA for the treatment of sciatica and SP-103 for the treatment of acute pain. Even though SEMDEXA and SP-103 have received fast track designation, we may not experience a faster process, review or approval compared to conventional FDA procedures. A fast track designation does not expedite clinical trials, or mean that regulatory requirements are less stringent or provide assurance of ultimate marketing approval by the FDA. Instead, fast track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review of individual sections of an NDA submitted to the FDA as they become finalized. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA may also withdraw any fast track designation at any time.

A product sponsor may also apply for breakthrough therapy designation. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in potentially less efficacious control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to provide such designation. In any event, the receipt of a breakthrough therapy designation may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if SEMDEXA qualifies as a breakthrough therapy for sciatica, the FDA may later decide that SEMDEXA no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We are not currently seeking breakthrough therapy designation for any of our product candidates.

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

If we are found to have improperly promoted off-label uses of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, or if we are found to have improperly engaged in pre-approval promotion prior to the approval of such product candidates, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as ZTlido, GLOPERBA, ELYXYB, and our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our product for their patients in a manner that is inconsistent with the approved label, if the physicians believe in their professional medical judgment it could be used in such manner. However, if we are found to have promoted our product for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA, Department of Justice or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

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

Congress could also enact additional changes that affect our overall rebate liability and the information we report to the government as part of price reporting calculations. The IRA also requires the U.S. Department of Health and Human Services (“HHS”) to negotiate prices for a small number of single-source brand-name drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D (starting in 2026) and Part B (starting in 2028). The number of drugs affected is limited to ten Part D drugs for 2026, another fifteen Part D drugs for 2027, another fifteen Part D and Part B drugs for 2028, and another twenty Part D and Part B drugs for 2029 and later years. The drugs for which prices are negotiated will be selected from the set of fifty drugs having the highest cost impact on Medicare. The relevant set of fifty have not yet been identified, and the drugs for which negotiations will occur in the future will be identified later by HHS. Drugs that are less than 9 years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval or licensure date are excluded from the negotiation process. Small biotech drugs, defined as those which account for 1% or less of Part D or Part B spending and account for 80% or more of spending under each part on that manufacturer’s drugs, are also excluded until 2029. CMS has issued initial guidance on the implementation of the provisions.

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

Mr. Jaisim Shah, Dr. Henry Ji, Mr. Dorman Followwill, Ms. Laura J. Hamill, Dr. Tien-Li Lee and Mr. David Lemus serve on our Board. Mr. Jaisim Shah and Dr. Henry Ji, who are our executive officers, are also members of the board of directors of Sorrento (and in the case of Dr. Henry Ji, the positions of President, Chief Executive Officer and Chairman of the board of directors of Sorrento). Ms. Elizabeth Czerepak serves as chief financial officer for both Sorrento and Scilex.

While our Board has determined that Mr. Dorman Followwill, Ms. Laura J. Hamill, Dr. Tien-Li Lee and Mr. David Lemus are “independent directors” within the meaning of applicable regulatory and stock exchange requirements in the United States, both Mr. David Lemus and Mr. Dorman Followwill have served, and continue to serve, as directors of Sorrento (and in the case of Mr. Dorman Followwill, the Lead Independent Director of Sorrento). Further, Dr. Tien-Li Lee is the founder, the Chief Executive Officer and a director of Aardvark, which previously entered into an asset purchase agreement with Sorrento (the “Aardvark Asset Purchase Agreement”) in connection with Sorrento’s acquisition of Aardvark’s delayed burst release low dose naltrexone formulation asset and intellectual property rights. As part of Sorrento’s investment in Aardvark relating to such asset purchase transaction, Sorrento paid cash for shares of Aardvark’s Series B Preferred Stock, resulting in Sorrento holding approximately 9.4% of Aardvark’s ownership interest as of June 30, 2023. Also as part of such investment, Dr. Henry Ji joined the board of directors of Aardvark in May 2021. Sorrento and Aardvark may enter into more commercial arrangements in the future. Subsequent to the acquisition, Sorrento sold, conveyed, assigned and transferred to us all of its rights, title and interest in and to such delayed burst release low dose naltrexone formulation asset and intellectual property rights, by entering into a bill of sale and assignment and assumption agreement (the “Bill of Sale”).

Due to the interrelated nature of Sorrento and Aardvark with us as a result of the foregoing overlapping relationships, conflicts of interest may arise with respect to transactions involving business dealings between us and Aardvark and between us and Sorrento. Service as an overlapping director or officer of Sorrento and/or Aardvark and us could create, or appear to create, conflicts of interest with respect to matters involving or affecting more than one of the companies to which such directors or officers owe fiduciary duties. For example, these matters could relate to potential acquisitions of businesses or products, the development and ownership of technologies and product candidates, the sale of products, markets and other matters in which our best interest and the best interests of our stockholders may conflict with the best interests of Sorrento or Aardvark and their respective stockholders. In particular, it is possible that we may be precluded from participating in certain business opportunities that we might otherwise have participated in as those opportunities may be presented to Aardvark or Sorrento because such directors may deem such opportunities to have a greater benefit to Aardvark or Sorrento than to us. In addition, we, Sorrento and Aardvark may disagree regarding the interpretation of certain terms in the Aardvark Asset Purchase Agreement or the Bill of Sale. Conflicts could also arise in any renegotiation or extension of these agreements. From time to time, Aardvark, Sorrento or their respective affiliates may enter into additional transactions with us or our subsidiaries or affiliates. In an effort to balance their conflicting interests, our directors or officers may approve terms equally favorable to Aardvark, Sorrento and us as opposed to negotiating terms more favorable to us but adverse to Sorrento or Aardvark.

In addition, such directors and officers may own shares of Sorrento or Aardvark common stock, options to purchase shares of Sorrento or Aardvark common stock or other Sorrento or Aardvark equity awards. These individuals’ holdings of such common stock, options or other equity awards of Sorrento or Aardvark may be significant for some of these persons compared to these persons’ total assets. Their ownership of any Sorrento or Aardvark equity or equity awards creates, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Sorrento or Aardvark than the decisions have for us.

Furthermore, as our controlling stockholder, Sorrento has significant influence with respect to our management, business plans and policies. See “Sorrento controls the voting power of our capital stock and Sorrento’s interests may differ from those of our public stockholders.” In connection with its Chapter 11 Cases, Sorrento may seek to enter into transactions with us for the purpose of supporting its liquidity needs and any such transaction would constitute a “related party transaction”.

In connection with the Chapter 11 Cases, Sorrento has engaged an independent chief restructuring officer, Mr. Mohsin Meghji (the “CRO”), who has full corporate authority to approve, among other things, all non-ordinary course transactions pursued by the debtors in such cases. Thus, there is another level of oversight and approval to which any activity or transaction between Sorrento and Scilex would be subject. Sorrento may, among other things, enter into sales transactions relating to its assets, which include shares of our Series A Preferred Stock and Common Stock that are held by Sorrento. At the direction and in accordance with the instructions of the CRO, Henry Ji, Ph.D., Sorrento’s President, Chief Executive Officer and Chairman of the board of directors of Sorrento, spoke with Jaisim Shah, our Chief Executive Officer and President, to inform him that as part of Sorrento’s restructuring plan the CRO was considering (i) a sale of the shares of our Series A Preferred Stock and/or Common Stock currently held by Sorrento and/or (ii) potential debt financings, and that in each case Scilex was one of many potential buyers and lenders that the CRO was considering for the acquisition of such shares and/or potential debt financing. Dr. Ji informed Mr. Shah that he did not have any additional details regarding any such transactions. Thereafter, at a meeting of our Board on May 19, 2023, Mr. Shah informed the full Board that Dr. Ji had spoken with Mr. Shah to inform him that Scilex was being considered as a potential buyer and/or lender in such transactions, but that no specific details regarding any such transactions were provided to him by Dr. Ji and/or the CRO. As a result of such discussion, at such meeting, our Board constituted an independent conflicts committee for the purpose of evaluating the use of proceeds from our proposed underwritten offering (the “Proposed Offering”) which is the subject of our Registration Statement on Form S-1 (File No. 333-271401) for any such potential transaction with Sorrento. Such committee was initially comprised of Tien-Li Lee, M.D. and Laura J. Hamill. However, in light of the above described overlapping relationships between Dr. Lee, us, Sorrento and Aardvark, on June 16, 2023 our Board reconstituted the independent conflicts committee to be comprised solely of Laura J. Hamill, an independent director and now chair of the committee, in order to eliminate any potential conflict of interest or the appearance of a conflict of interest on the part of Dr. Lee and his relationship with Dr. Ji and/or Sorrento and us. Dr. Lee’s involvement in the independent conflicts committee was limited to his attendance at the May 19, 2023 meeting of our Board at which Mr. Shah informed the full Board of his discussions with Dr. Ji, as set forth above, and receiving the periodic updates from Mr. Shah (as described below).

The independent conflicts committee is responsible for reviewing and approving the use of proceeds from the Proposed Offering for any such potential transaction with Sorrento. Following the initial establishment of the independent conflicts committee on May 19, 2023, Dr. Ji, at the direction and in accordance with the instructions of the CRO, provided periodic updates to Mr. Shah and our Board (which includes the independent conflicts committee and Dr. Lee in his capacity as a director, including after the reconstitution of such committee), to let our Board members know that the CRO is still considering the above described potential transactions with Sorrento for which Scilex continues to be one of many potential buyers and lenders that the CRO was considering for the acquisition of shares of Scilex and/or potential debt financing. On June 24, 2023, our full Board (including the sole member of our independent conflicts committee) approved, and delegated authority to Dr. Ji and Jaisim Shah to negotiate the terms of and execute, a potential subordinated promissory note or similar instrument with Sorrento’s CRO, on behalf of

Sorrento, in the Chapter 11 Cases, which we note would provide for a loan by us to Sorrento in the aggregate principal amount of up to $30,000,000 and be subordinated to any debtor-in-possession financing instruments of Sorrento. Mr. Shah subsequently informed the Board that an outline of proposed terms of a potential sale of shares and/or a debt financing were provided by the CRO to Mr. Shah on or about June 27, 2023. Mr. Shah had also communicated the foregoing to the Company’s Chief Accounting Officer, Stephen Ma and Dr. Ji and Mr. Shah then delegated the authorities previously granted to them by our Board with respect to the negotiation and execution of a potential subordinated promissory note or similar instrument with Sorrento to Stephen Ma, the Company’s Chief Accounting Officer to act on their behalf with respect to the negotiations and execution of such subordinated promissory note. Dr. Ji and Mr. Shah believed such delegation to be in the best interests of our public stockholders (other than Sorrento) to eliminate the appearance of any conflict of interest. Between June 28, 2023 and July 5, 2023, Sorrento’s CRO, on behalf of Sorrento, and the Company’s Chief Accounting Officer, on behalf of the Company, and their respective independent advisors negotiated in good faith the terms of the Junior DIP Facility, which facility was approved by the Bankruptcy Court and executed by the Company and Sorrento on July 5, 2023. The independent advisor for Sorrento’s CRO is Latham & Watkins LLP, and the independent advisor for the Company, acting through its Chief Accounting Officer, is Paul Hastings LLP. For more information on the terms of the Junior DIP Facility and our rationale for providing such facility to Sorrento, see the section titled “Risk Factors — Risks Related to our Limited Operating History, Financial Condition and Capital Requirements — Our investment in the Junior DIP Facility may be subject to losses” and “Risk Factors — Risks Related to our Limited Operating History, Financial Condition and Capital Requirements — Delays in Sorrento’s Chapter 11 Cases increase the risk of Sorrento being unable to reorganize its business and emerge from bankruptcy, which may impact Sorrento’s ability to repay the Junior DIP Facility.”

The purpose of our independent conflicts committee is to evaluate the use of proceeds from the Proposed Offering for any transactions with Sorrento. Prior discussions regarding a potential share repurchase have not advanced since the receipt of the outline of proposed terms. The independent conflicts committee may determine to seek an independent valuation in connection with such determination. The independent conflicts committee will consider, in light of known circumstances, whether any such transaction (or alternative transaction) is in the best interests of the Company and our public stockholders, as the committee determines in the good faith exercise of their discretion. To implement such purpose and duty, the independent conflicts committee has the full power and authority to, among other things, (i) establish, approve, modify, monitor and direct the process and procedures related to the review and evaluation of certain potential transactions with Sorrento; (ii) review and evaluate the terms and conditions of a possible transaction with Sorrento; (iii) determine on behalf of the Board and the Company whether a possible transaction with Sorrento is advisable and is fair to, and in the best interests of, the Company and our stockholders (or any subset of our stockholders that the committee determines to be appropriate); (iv) approve or recommend to the Board the consummation of a possible transaction with Sorrento and (v) review, evaluate and monitor proceedings and activities of the Company related to certain potential transactions with Sorrento. In considering the use of proceeds from the Proposed Offering for these potential transactions with Sorrento, the independent conflicts committee will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us. The independent conflicts committee has the authority, in its sole discretion, to select, retain and obtain (at the expense of the Company) advice and assistance of any legal counsel, third party financial advisor, expert, accountant or other consultant as it deems necessary or appropriate in the performance of its duties, and to terminate the services of any such counsel or other advisor.

Any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K under the Securities Act) is subject to review by our audit committee in accordance with our related person transaction policy. There can be no assurance that the terms of any such transactions will be as favorable to us or our stockholders as would be the case where there are no overlapping officers or directors.

*Sorrento previously supported many of our important corporate functions. Accordingly, our historical financial statements may not necessarily be indicative of the conditions that would have existed or our results of operations if we had been operated as an unaffiliated company of Sorrento, and we have and will continue to incur incremental costs as a stand-alone public company.

We have completed the process of replicating and replacing certain functions, systems and infrastructure previously provided by Sorrento prior to and subsequent to the Business Combination. We currently have no shared services or other intercompany arrangements other than as it relates to our continued access to and usage of Sorrento’s software consolidation system for financial reporting purposes. We have made and continue to make investments and hire additional employees to operate without access to Sorrento’s operational and administrative infrastructure. These functions, systems and infrastructure are costly to implement.

Historically, Sorrento performed or supported many important corporate functions for us. Our financial statements for the fiscal years ended December 31, 2022, 2021 and 2020 reflect charges for these services on an allocation basis. As a result, such financial statements may not be reflective of conditions that would have existed or what our results of operations would have been had we been a stand-alone public company and no longer a majority-owned subsidiary of Sorrento during such periods. We have incurred significant costs to replace the services and resources that are no longer provided by Sorrento. We are also incurring additional costs as a stand- alone public company. As a stand-alone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Sorrento. As we now operate separately from Sorrento, if we are not able to maintain adequate systems and business functions we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.

* Sorrento controls the voting power of our capital stock and Sorrento’s interests may differ from those of our public stockholders.

As of August 9, 2023, Sorrento controls approximately 51.1% of our voting power (including shares of our Series A Preferred Stock held by Sorrento but excluding shares issuable upon exercise of warrants to purchase shares of our Common Stock), which means that, based on its percentage voting power, Sorrento controls the vote of all matters submitted to a vote of our stockholders. This control will enable Sorrento to control the election of the members of our Board and all other corporate decisions that require the vote of our stockholders. In particular, for so long as Sorrento continues to own a majority of the outstanding shares of our capital stock entitled to vote generally in the election of directors, Sorrento will be able to cause or prevent a change of control of the Company or a change in the composition of our Board and could preclude any unsolicited acquisition of the Company. Other than by way of its ownership of our capital stock, Sorrento does not control the day-to-day business operations of the Company and, as discussed above, our business operations and infrastructure have been separated from those of Sorrento.

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

In addition, on December 30, 2022, Sorrento announced that its board of directors authorized Sorrento to dividend to Sorrento equityholders of record as of January 9, 2023 an aggregate of 76,000,000 shares of our Common Stock that were held by Sorrento. Subsequent to such dividend, Sorrento continues to hold approximately 52.3% of our voting power, including shares of our Series A Preferred Stock and shares issuable upon exercise of warrants to purchase shares of our Common Stock, which shares have the rights, preferences and privileges described below, and Sorrento would still have significant rights that are not otherwise available to holders of our Common Stock. See the risk factor below titled “Sorrento, as the holder of Series A Preferred Stock, has rights, preferences and privileges that are not held by, and are preferential to, the rights of holders of our Common Stock.”

*Sorrento has recently filed for bankruptcy protection, which may limit the flexibility of our management team in running our business, which could have a material and adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

On February 13, 2023, Sorrento, together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. (the “Chapter 11 Cases”).

While we are not a debtor in Sorrento’s Chapter 11 Cases, Sorrento operates its business as a debtor-in-possession under supervision by the Bankruptcy Court and is required to obtain the approval of the Bankruptcy Court prior to engaging in activities or transactions outside the ordinary course of Sorrento’s business, including with respect to its subsidiaries, such as Scilex. Bankruptcy Court approval of such non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various other parties-in-interest and one or more hearings. Other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. While this process has not (as of the date of this Quarterly Report on Form 10-Q) limited the flexibility of our management team in running our business, it may be time consuming and may delay major transactions and limit our ability to respond quickly to opportunities and events and may, at some point, limit the flexibility of our management as a result. In the event the Bankruptcy Court does not approve a proposed Sorrento activity or transaction that involves Scilex, we would be prevented from engaging in activities and transactions that we believe are beneficial to us. A prolonged period of operating Sorrento’s business under the Bankruptcy Court’s protection and any failure to obtain the Bankruptcy Court’s approval for activities and transactions that we believe are beneficial to us may have a material and adverse effect on our business, cash flows, liquidity, financial condition and results of operations. Further, in connection with the Chapter 11 Cases, Sorrento has engaged an independent chief restructuring officer, Mr. Mohsin Meghji, who has full corporate authority to approve, among other things, all non-ordinary course transactions pursued by the Debtors. Thus, there is another level of oversight and approval to which any activity or transaction between Sorrento and Scilex would be subject.

As of June 30, 2023, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. Sorrento’s filing for bankruptcy protection may impair our relationship with Sorrento.

*In connection with the Chapter 11 Cases, Sorrento may enter into sales transactions relating to its assets, which include shares of our Common Stock currently held by Sorrento, or may be required to liquidate such assets. Furthermore, even though Sorrento is generally required to obtain the approval of the Bankruptcy Court supervising its Chapter 11 proceedings prior to engaging in activities or transactions outside the ordinary course of business, the Bankruptcy Court has specifically authorized Sorrento to enter into sales of shares of our Common Stock in the form of one or more block sale transactions.

In connection with the Chapter 11 Cases, Sorrento is considering and exploring extraordinary corporate transactions, including a sale of assets such as the shares of our Common Stock that are currently held by Sorrento. Pursuant to an order of the Bankruptcy Court issued on April 14, 2023, the Debtors are conducting a marketing process for the sale or disposition of all or any portion of the Debtors’ assets under section 363 of the Bankruptcy Code, including (x) the Debtors’ equity interests in its non-debtor subsidiaries, including Scilex, and (y) the Debtors’ other assets. In general, Sorrento is required to obtain the approval of the Bankruptcy Court prior to engaging in activities or transactions outside the ordinary course of business, including entering into sales transactions; however, on April 27, 2023, the Bankruptcy Court entered an order providing that Sorrento may consummate one or more block sales of shares of our Common Stock currently held by Sorrento without requiring any further approval from the Bankruptcy Court. As a result, Sorrento is authorized at any time to enter into one or more sales of such shares of our Common Stock, and any such sales by Sorrento of a substantial number of shares of our Common Stock, or the perception that such sales could occur, may cause the trading price of our Common Stock to decline. See “Risk Factors — Risks Related to Ownership of our Common Stock — Future sales, or the perception of future sales, of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline” and “Risk Factors—Risks Related to Ownership of our Common Stock—The market price of our Common Stock may fluctuate significantly, and investors in our Common Stock may lose all or a part of their investment.”

In addition to the foregoing, upon a showing of cause, the Bankruptcy Court may convert a Chapter 11 bankruptcy case to a case under Chapter 7 of the United States Bankruptcy Code (“Chapter 7”). In such event, Sorrento’s business operations would generally cease and a Chapter 7 trustee would be appointed or elected to liquidate Sorrento’s assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. As a subsidiary of Sorrento, Scilex and the shares of our Common Stock that are currently held by Sorrento are assets of Sorrento and could therefore be subject to such distribution.

If Sorrento liquidates, or there is a perception that Sorrento will need to liquidate, the shares of our Common Stock currently held by Sorrento or any of our assets, Sorrento may not be able to do so on favorable terms. The market price of our Common Stock could decline and you could lose all or part of your investment.

*Our Executive Chairperson and Chief Financial Officer each hold executive officer positions at Sorrento and devote time to both companies. In addition, our Executive Chairperson is the chairperson of Sorrento’s board of directors. The ongoing Chapter 11 Cases could require that such executives devote time to such proceedings, which could cause a diversion of their time and attention from our business and operations, and as a result could have a material adverse effect on our business and operations.

Dr. Henry Ji is our Executive Chairperson and also serves as President, Chief Executive Officer and Chairman of the board of directors of Sorrento. Ms. Elizabeth Czerepak serves as chief financial officer for both Sorrento and Scilex. The amount of time that Dr. Ji devotes to us varies day-to-day and week-to-week depending on the then current needs and demands of each company’s business, transactions each company may be evaluating, and other corporate matters. Ms. Czerepak devotes approximately fifty percent of her time to each of Sorrento and us. So long as the proceedings related to the Chapter 11 Cases continue, Dr. Ji and Ms. Czerepak may be required to devote additional time and effort dealing with the reorganization of Sorrento instead of focusing on our business operations. Such diversion of management attention could have a material adverse effect on our business and operations.

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

Risks Related to Ownership of our Common Stock

*The market price of our Common Stock may fluctuate significantly, and investors in our Common Stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to August 9, 2023, our closing stock price ranged from $2.87 to $14.80. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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
•
our relationship with Sorrento;
•
Sorrento’s voluntary proceedings under Chapter 11 of the United States Bankruptcy Code;
•
any block sale by Sorrento of shares of our Common Stock held by Sorrento;
•
extension of the lock-up restriction by court order in the Chapter 11 Cases on the 76,000,000 shares of our Common Stock that were previously distributed by Sorrento to Sorrento equityholders as a dividend;
•
announcements of the introduction of new products by our company and our competitors;
•
issuances of debt or equity securities;
•
market conditions and trends in the pharmaceutical and biotechnology sectors;
•
overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•
trading volume of our Common Stock;
•
ineffectiveness of our internal controls; and
•
other events or factors, many of which are beyond our control.

See the risk factor below titled “If our operations and performance do not meet the expectations of investors or securities analysts, the market price of our securities may decline” for more factors affecting the trading price of our securities. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our Common Stock.

The equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our Common Stock. Further, price volatility of our Common Stock might worsen if the trading volume of our Common Stock is low. If an active trading market for our Common Stock does not continue, the price of our Common Stock may be more volatile and it may be more difficult and time consuming to complete a transaction in our Common Stock, which could have an adverse effect on the realized price of our Common Stock. In addition, an adverse development in the market price for our Common Stock could negatively affect our ability to issue new equity to fund our activities.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock, the trading price of our Common Stock could decline and it could impair our ability to raise capital through the sale of additional equity securities. In connection with the Business Combination, pursuant to the terms of the Registration Rights Agreement, Sorrento and the Sponsors became subject to lock-up provisions that restrict their ability to transfer certain of their shares of our Common Stock or any security convertible into or exercisable or exchanged for our Common Stock until 180 days from the effective time of the Business Combination, subject to certain exceptions. The lock-up provisions under the Registration Rights Agreement have now expired.

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
•
our execution of any collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements; and
•
the effect on pharmaceutical purchases and prices of the timing during which patients who purchase our product satisfy their deductibles under the reimbursement requirements of their health providers’ plans.

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

Pursuant to the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on November 9, 2022, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 9, 2022, we are authorized to sell shares to our employees. Further, pursuant to the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”), which was adopted on January 17, 2023, we are authorized to grant equity awards to individuals as a material inducement to join the Company. A total of 15,473,795 (which number of shares accounts for the annual increase on January 1, 2023 and the increase of 10,000,000 shares authorized for issuance thereunder that was approved by our stockholders on May 4, 2023), 2,875,759 (which number of shares accounts for the annual increase on January 1, 2023) and 1,400,000 shares of our Common Stock have been reserved for future issuance under the Equity Incentive Plan, the ESPP and the Inducement Plan, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, beginning on January 1, 2023. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our Common Stock to fall.

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

As of June 30, 2023, our directors, executive officers and holders of 5% or more of our capital stock beneficially own, in the aggregate, approximately 56.1% of our outstanding voting capital stock. This includes approximately 52.4% held by Sorrento. This concentration of voting power may make it less likely that any other holder of our Common Stock will be able to affect the way we are managed and could delay or prevent an acquisition of the Company on terms that other stockholders may desire. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices. See “Risk Factors — Sorrento controls the voting power of our capital stock and Sorrento’s interests may differ from those of our public stockholders” above for additional information regarding Sorrento’s influence and control in the Company.

We have in the past and may in the future be subject to short selling strategies that may drive down the market price of our Common Stock.

Short sellers have in the past and may attempt in the future to drive down the market price of our Common Stock. Short selling is the practice of selling securities that the seller does not own but may have borrowed with the intention of buying identical securities back at a later date. The short seller hopes to profit from a decline in the value of the securities between the time the securities are borrowed and the time they are replaced. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers (sometimes known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market. Further, these short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S. and they are not subject to certification requirements imposed by the SEC. Accordingly, the opinions they express may be based on distortions, omissions or fabrications. Companies that are subject to unfavorable allegations, even if untrue, may have to expend a significant amount of resources to investigate such allegations and/or defend themselves, including stockholder suits against the company that may be prompted by such allegations. We may in the future be the subject of stockholder suits that we believe were prompted by allegations made by short sellers.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Common Stock.

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

We are a controlled company within the meaning of the Nasdaq Listing Rules and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. Our stockholders may not have the same protection afforded to stockholders of companies that are subject to such governance requirements for so long as we are a controlled company or for so long as Sorrento continues to hold shares of our Series A Preferred Stock.

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

As of June 30, 2023, outstanding warrants to purchase an aggregate of 10,958,309 shares of our Common Stock (the “Warrants”) were exercisable in accordance with the terms of the warrant agreement (the “Warrant Agreement”), dated January 6, 2021, between Vickers and Continental Stock Transfer & Trust Company (“Continental”) governing those securities. The exercise price of these Warrants is $11.50 per share. To the extent such Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See below risk factor, “The Warrants may never be in the money, they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding Warrants approve of such amendment.”

*The Warrants may never be in the money, they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding Warrants approve of such amendment.

As of June 30, 2023, the exercise price for our Warrants is $11.50 per share of Common Stock. On August 9, 2023, the closing price of our Common Stock on the Nasdaq Capital Market was $4.20. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our Warrants, we believe our warrant holders will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our Warrants will be in the money prior to their expiration and, as such, our Warrants may expire worthless.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February and March 2023, we issued 127,241 shares of Common Stock (the “B. Riley Shares”) pursuant to advances under the B. Riley Purchase Agreement, for aggregate net proceeds of approximately $1.0 million. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

In February and June 2023, we issued 2,167,604 shares of Common Stock (the “Yorkville Shares”) pursuant to advances under the A&R Yorkville Purchase Agreement, for aggregate net proceeds of approximately $15.1 million. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the Convertible Debentures, resulting in the issuance of 632,431 shares of our Common Stock (the “Convertible Shares”) at a conversion price of $8.0 per share. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

None of the issuance of the B. Riley Shares, the issuance of the Yorkville Shares or the issuance of the Convertible Shares was registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

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

10.1

Convertible Debenture, dated as of April 11, 2023, executed by Scilex Holding Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K) (File No. 001-39852), filed with the SEC on April 11, 2023.

10.2

Convertible Debenture, dated as of April 20, 2023, executed by Scilex Holding Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K) (File No. 001-39852), filed with the SEC on April

20, 2023.

10.3

Amended and Restated Industrial Lease, dated as of April 12, 2023, by and between Scilex Pharmaceuticals, Inc.

and 960 San Antonio LLC (incorporated by reference to Exhibit 10.39 of Amendment No. 4 of Scilex’s Form S-1 (File No. 333-271401), filed with the SEC on June 29, 2023).

Exhibit Number	Description
10.4	Scilex Holding Company 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on May 5, 2023).

10.5^

Credit and Security Agreement, dated as of June 27, 2023, by and between Scilex Pharmaceuticals Inc. and eCapital Healthcare Corp. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on June 27, 2023).

10.6^

Guaranty Agreement, dated as of June 27, 2023, executed by Scilex Holding Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on June 27, 2023).

10.7^

Debtor-in-Possession Term Loan Facility Summary of Terms and Conditions, dated as of July 5, 2023, by and between Sorrento Therapeutics, Inc., Scintilla Pharmaceuticals, Inc. and Scilex Holding Company. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 7, 2023).

10.8^

Intercreditor and Subordination Agreement, dated as of July 5, 2023, by and among JMB Capital Partners Lending, LLC and Scilex Holding Company. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 7, 2023).

10.9+

Junior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement, dated as of July 28, 2023, by and between Scilex Holding Company, Sorrento Therapeutics, Inc. and Scintilla Pharmaceuticals, Inc.

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

August 11, 2023	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

August 11, 2023

	By:	/s/ Elizabeth A. Czerepak
Elizabeth A. Czerepak Executive Vice President, Chief Financial Officer and Chief Business Officer (Principal Financial Officer)