Form 10-Q
period 2023-09-30
Scilex Holding Co
filed 2023-11-14
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 9, 2023, the registrant had 155,942,986 shares of common stock, par value $0.0001, outstanding.

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

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and our management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and our directors, officers and affiliates. There can be no assurance that future developments will be those that have been anticipated. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date.

These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in this Quarterly Report on Form 10-Q.

Forward-looking statements in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•
our ability to maintain the listing of our Common Stock on the Nasdaq Capital Market;
•
our public securities’ liquidity and trading;
•
our ability to raise financing in the future;
•
our future use of equity or debt financings to execute our business strategy;
•
our ability to use cash on hand to meet current and future financial obligations, including funding our operations, debt service requirements and capital expenditures;
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

ii

•
our ability to grow and manage growth profitably;
•
our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•
our ability to execute our business plans and strategy;
•
the effect of global economic and political developments, including the conflicts in Ukraine and Israel;
•
the impact of COVID-19 and other similar disruptions in the future; and
•
other factors detailed under the section of this Quarterly Report on Form 10-Q titled “Risk Factors.”

Should one or more of these risks or uncertainties materialize or should any of the assumptions made by our management prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by COVID-19 (or other similar disruptions), and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,954	$2,184
Accounts receivable, net	16,428	21,236
Inventory	3,942	1,378
Prepaid expenses and other	3,157	4,810
Total current assets:	25,481	29,608
Property and equipment, net	769	772
Operating lease right-of-use asset	3,120	1,131
Intangibles, net	37,511	40,591
Goodwill	13,481	13,481
Other long-term assets	166	944
Total assets	$80,528	$86,527
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$32,560	$8,450
Accrued payroll	3,133	1,354
Accrued rebates and fees	65,800	30,893
Accrued expenses	10,575	3,136
Current portion of deferred consideration	503	264
Debt, current	115,222	—
Current portion of operating lease liabilities	787	745
Total current liabilities:	228,580	44,842
Long-term portion of deferred consideration	3,014	3,387
Debt, net of issuance costs	6,932	—
Derivative liabilities	2,096	1,231
Operating lease liabilities	2,402	665
Other long-term liabilities	173	163
Total liabilities	$243,197	$50,288
Commitments and contingencies (See Note 11)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized; 29,057,097 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	3
Common stock, $0.0001 par value, 740,000,000 shares authorized; 154,185,089 shares issued and 94,116,504 shares outstanding as of September 30, 2023; 141,348,856 shares issued and outstanding as of December 31, 2022	15	14
Additional paid-in capital	396,762	412,136
Accumulated deficit	(468,845)	(375,914)
Treasury stock, at cost; 60,068,585 shares and nil shares as of September 30, 2023 and December 31, 2022, respectively	(90,601)	—
Total stockholders’ (deficit) equity	(162,669)	36,239
Total liabilities and stockholders’ (deficit) equity	$80,528	$86,527

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for net (loss) income per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$10,117	$11,377	$33,281	$26,115
Operating costs and expenses:
Cost of revenue	3,392	3,611	11,160	6,284
Research and development	4,072	1,237	10,012	6,457
Selling, general and administrative	40,431	16,119	96,121	41,371
Intangible amortization	1,027	1,026	3,080	2,896
Total operating costs and expenses	48,922	21,993	120,373	57,008
Loss from operations	(38,805)	(10,616)	(87,092)	(30,893)
Other (income) expense:
(Gain) loss on derivative liability	(4,245)	(500)	1,090	(5,300)
Change in fair value of debt and liability instruments	449	—	4,197	—
Gain on debt extinguishment, net	—	(33,433)	—	(28,634)
Interest expense, net	513	1,858	517	8,596
Loss (gain) on foreign currency exchange	7	(31)	30	(39)
Total other (income) expense	(3,276)	(32,106)	5,834	(25,377)
(Loss) income before income taxes	(35,529)	21,490	(92,926)	(5,516)
Income tax expense (benefit)	—	(11)	5	(36)
Net (loss) income	$(35,529)	$21,501	$(92,931)	$(5,480)
Net (loss) income per share attributable to common stockholders — basic	$(0.63)	$0.16	$(1.03)	$(0.04)
Net (loss) income per share attributable to common stockholders — diluted	$(0.63)	$0.16	$(1.03)	$(0.04)
Weighted average number of shares during the period — basic	139,808	133,060	141,358	133,049
Weighted average number of shares during the period — diluted	139,808	133,283	141,358	133,049

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	(Deficit) Equity
Balance, December 31, 2022	29,057	$3	141,349	$14	$412,136	$(375,914)	—	$—	$36,239
Shares issued under Standby Equity Purchase Agreements	—	—	462	—	1,869	—	—	—	1,869
Retainer shares issued	—	—	4,000	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,720	—	—	—	3,720
Net loss	—	—	—	—	—	(30,753)	—	—	(30,753)
Balance, March 31, 2023	29,057	3	145,811	15	417,725	(406,667)	—	—	11,076
Shares issued under Standby Equity Purchase Agreements	—	—	2,084	—	13,925	—	—	—	13,925
Stock options exercised	—	—	128	—	222	—	—	—	222
Conversion of Convertible Debentures into common stock	—	—	632	—	7,735	—	—	—	7,735
Issuance of common stock upon warrants exercise	—	—	45	—	521	—	—	—	521
Stock-based compensation	—	—	—	—	3,587	—	—	—	3,587
Net loss	—	—	—	—	—	(26,649)	—	—	(26,649)
Balance, June 30, 2023	29,057	3	148,700	15	443,715	(433,316)	—	—	10,417
Shares issued under Standby Equity Purchase Agreements	—	—	4,797	—	11,214	—	—	—	11,214
Disbursement of funds to Sorrento	—	—	—	—	(20,000)	—	—	—	(20,000)
Repurchase of Treasury Stock, Preferred Stock, and warrants	—	(3)	—	—	(53,182)	—	(60,069)	(90,601)	(143,786)
Issuance of Penny Warrants	—	—	—	—	10,401	—	—	—	10,401
Issuance of common stock in connection with Settlement Agreement	—	—	475	—	750	—	—	—	750
Stock options exercised	—	—	213	—	358	—	—	—	358
Stock-based compensation	—	—	—	—	3,506	—	—	—	3,506
Net loss	—	—	—	—	—	(35,529)	—	—	(35,529)
Balance, September 30, 2023	29,057	$—	154,185	$15	$396,762	$(468,845)	(60,069)	$(90,601)	$(162,669)

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2021	—	$—	132,858	$13	$128,661	$(352,550)	$(223,876)
Stock options exercised	—	—	202	—	96	—	96
Stock-based compensation	—	—	—	—	1,355	—	1,355
Net loss	—	—	—	—	—	(9,143)	(9,143)
Balance, March 31, 2022	—	—	133,060	13	130,112	(361,693)	(231,568)
Aardvark SP-104 license transfer from Sorrento	—	—	—	—	(4,127)	—	(4,127)
Stock-based compensation	—	—	—	—	1,437	—	1,437
Net loss	—	—	—	—	—	(17,838)	(17,838)
Balance, June 30, 2022	—	—	133,060	13	127,422	(379,531)	(252,096)
Aardvark SP-104 discount amortization	—	—	—	—	(35)	—	(35)
Stock-based compensation	—	—	—	—	1,235	—	1,235
Net Income	—	—	—	—	—	21,501	21,501
Balance, September 30, 2022	—	$—	133,060	$13	$128,622	$(358,030)	$(229,395)

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(92,931)	$(5,480)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,112	2,926
Amortization of debt issuance costs and debt discount	34	3,108
Payment on the Scilex Pharma Notes attributed to accreted interest related to the debt discount	—	(21,190)
Gain on debt extinguishment, net	—	(28,634)
Non-cash operating lease cost	330	351
Stock-based compensation	10,813	4,027
Issuance of shares under Settlement Agreement	750	—
Loss (gain) on derivative liability	1,090	(5,300)
Change in fair value of debt and liability instruments	4,197	—
Other	(19)	—
Changes in operating assets and liabilities:
Accounts receivables, net	4,808	(3,206)
Inventory	(2,565)	1,629
Prepaid expenses and other	1,072	(3,478)
Other long-term assets	804	385
Accounts payable	11,486	2,967
Accrued payroll	1,779	(2,307)
Accrued expenses	5,525	(1,373)
Accrued rebates and fees	34,907	13,776
Other liabilities	(519)	(255)
Related party payable	—	21,521
Other long-term liabilities	10	—
Net cash used for operating activities	(15,317)	(20,533)
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(134)	(2,060)
Purchase of property, plant, and equipment	(29)	(7)
Net cash used for investing activities	(163)	(2,067)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements	27,589	—
Proceeds from issuance of Convertible Debentures	24,000	—
Repayment of Convertible Debentures	(10,953)	—
Proceeds from issuance of Revolving Facility	52,550	—
Repayment of Revolving Facility	(45,272)	—
Transaction costs paid related to the Business Combination	(1,372)	—
Payments of debt issuance costs	(380)	—
Disbursement of funds to Sorrento	(20,000)	—
Cash consideration paid in connection with share repurchase	(10,000)	—
Transaction costs paid in connection with share repurchase	(1,987)	—
Proceeds from stock options and warrants exercised	1,101	96
Proceeds from related party payable	—	51,900
Proceeds from related party note payable	—	62,500
Proceeds from other loans	—	9,857
Repayment of principal on the Scilex Pharma Notes	—	(84,808)
Repayment on other loans	—	(18,800)
Net cash proceeds from financing activities	15,276	20,745
Net change in cash, cash equivalents and restricted cash	(204)	(1,855)
Cash, cash equivalents and restricted cash at beginning of period	2,184	4,338
Cash, cash equivalents and restricted cash at end of period	$1,980	$2,483
Supplemental disclosure:
Supplemental disclosure of non-cash financing activity
Issuance of shares to B. Riley pursuant to B. Riley Purchase Agreement	$1,869	$—
Conversion of Convertible Debentures into common stock	$7,735	$—
Right-of-use assets obtained in exchange for operating lease liabilities with lease modification	$2,523	$—
Oramed Note issuance at fair value	$106,252	$—
Other non-cash consideration in connection with share repurchase	$26,154	$—
Excise tax in connection with share repurchase included in accrued expenses	$1,375	$—
Deferred consideration for Romeg intangible asset acquisition	$—	$3,650
Promissory Note issued to Sorrento in exchange for the SP-104 license	$—	$4,162
Fair value adjustment to derivative liability in troubled debt restructuring	$—	$30,400

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its wholly owned subsidiaries, the “Company”) is the successor entity to Vickers Vantage Corp. I (“Vickers”), a special purpose acquisition company. The Company is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has five wholly owned subsidiaries, Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), Semnur Pharmaceuticals, Inc. (“Semnur”), SCLX DRE Holdings LLC and SCLX Stock Acquisition JV LLC. The business combination with Vickers (“Business Combination”) was closed in November 2022.

The Company launched its first commercial product in October 2018, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), a prescription lidocaine topical system that is designed with novel technology to address the limitations of current prescription lidocaine therapies by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. The Company in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), a Federal Drug Administration (“FDA”)-approved prophylactic treatment for painful gout flares in adults, in the United States (“U.S.”). In February 2023, the Company acquired the rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and the commercialization thereof in the U.S. and Canada. ELYXYB is a first line treatment and the only FDA-approved, ready to use oral solution for the acute treatment of migraine, with or without aura, in adults. In April 2023, the Company launched ELYXYB in the U.S. The Company is planning to commercialize GLOPERBA in the U.S. in 2024.

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a Phase 3, novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica (“SP-102” or “SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain, and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel formulation for the treatment of fibromyalgia that has completed multiple Phase 1 trial programs and is expected to initiate Phase 2 trials in 2024. Since inception, the Company has devoted substantially all of its efforts to the development of SP-102, SP-103, SP-104, and the commercialization of ZTlido. In 2024, the Company will also devote efforts on the commercialization of GLOPERBA and ELYXYB.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), the Company’s then-controlling stockholder, and Sorrento’s wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al., Case Number 23-90085 (DRJ) (the “Chapter 11 Cases”). While the Company was majority-owned by Sorrento, the Company was not a debtor in Sorrento’s Chapter 11 Cases. As of September 30, 2023, Sorrento no longer holds a majority of the voting power of the Company’s outstanding capital stock entitled to vote. As of September 30, 2023, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. The Company evaluates the collectability of this receivable on a quarterly basis.

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 7, 2023 (the “Annual Report on Form 10-K”). The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Customer Concentration Risk

The Company had three customers during the three and nine months ended September 30, 2023, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 84% and 85% of the Company’s revenue for the three and nine months ended September 30, 2023, respectively, individually ranging from 22% to 32% and 22% to 31%, respectively. As of September 30, 2023, these customers represented 89% of the Company’s outstanding accounts receivable, individually ranging between 23% to 41%. Additionally, during the nine months ended September 30, 2023 and 2022, the Company purchased inventory from its sole supplier, Itochu Chemical Frontier Corporation (“Itochu”). This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the nine months ended September 30, 2023 and 2022.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K, except for the policy titled “Convertible Debentures and Oramed Note” and “Treasury Stock” below.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of September 30,	As of December 31,
	2023	2022
Cash and cash equivalents	$1,954	$2,184
Restricted cash	26	—
Total cash, cash equivalents, and restricted cash	$1,980	$2,184

Convertible Debentures and the Oramed Note

The Company has elected the fair value option to account for the Convertible Debentures (as defined in Note 2 “Liquidity and Going Concern” below) that were issued in March and April 2023, as discussed further in Note 7. The Company has also elected the fair value option to account for the Oramed Note (as defined in Note 4 “Fair Value Measurements” below). The Company recorded the Convertible Debentures and the Oramed Note at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures and the Oramed Note were expensed as incurred.

Treasury Stock

The Company uses the cost method to account for repurchases of its stock. In the computation of net (loss) income per share, treasury shares are not included as part of the outstanding shares.

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

On November 17, 2022, the Company entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”). On February 8, 2023, the Company entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. On January 8, 2023, the Company entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement” and together with A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to each of the Standby Equity Purchase Agreements, the Company has the right, but not the obligation, to sell to each of Yorkville and B. Riley up to $500.0 million of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at its request any time during the 36 months following the date on which the registration statement related to each such purchase agreement was initially declared effective by the SEC, subject to certain conditions, which are discussed further in Note 9.

As consideration for Yorkville’s and B. Riley’s respective commitment to purchase shares of Common Stock at the Company's direction, the Company issued 250,000 commitment shares to each of Yorkville (the “Yorkville Commitment Shares”) and B. Riley (the “B. Riley Commitment Shares”).

On March 21, 2023, the Company entered into a securities purchase agreement with Yorkville (the “Securities Purchase Agreement”) pursuant to which the Company would issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $25.0 million (the “Convertible Debentures”). As of September 30, 2023, Convertible Debentures in the principal amount of $25.0 million (for net cash proceeds of $24.0 million) were issued and sold pursuant to the Securities Purchase Agreement, which is discussed further in Note 7.

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the “eCapital Credit Agreement”) with eCapital Healthcare Corp. (the “Lender”), pursuant to which the Lender shall make available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30.0 million (the “Facility Cap”). The proceeds of the Revolving Facility will be used for (i) transaction fees incurred in connection with the eCapital Credit Agreement, (ii) working capital needs of Scilex Pharma and (iii) other uses not prohibited under the eCapital Credit Agreement. As of September 30, 2023, the Company has an outstanding balance of $6.9 million under the Revolving Facility. See Note 7 for additional discussion of the terms of the eCapital Credit Agreement.

As of September 30, 2023, the Company’s negative working capital was $203.1 million, including cash and cash equivalents of approximately $2.0 million. During the nine months ended September 30, 2023, the Company had operating losses of $87.1 million and cash flows used for operations of $15.3 million. The Company had an accumulated deficit of $468.8 million as of September 30, 2023.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The SP-104 Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of September 30, 2023 and December 31, 2022, the contingent consideration associated with Development Milestones Payment was $0.2 million, recorded in the other long-term liabilities.

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

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. No contingent consideration was recognized as a liability or included in the fair value of the assets as of September 30, 2023 or December 31, 2022.

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

As consideration for the acquisition, the Company assumed various rights and obligations under the asset purchase agreement between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), dated August 3, 2021 (the “DRL APA”), including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by the Company include contingent sales and regulatory milestone payments and sales royalties. The Company is also obligated to make quarterly royalty payments to DRL on net sales of ELYXYB in the ELYXYB Territory. In April 2023, the Company launched ELYXYB in the U.S. As of September 30, 2023, the Company had ending balances of accrued royalty payables of $4 thousand. As of September 30, 2023, no sales or regulatory milestone payments had been accrued as there were no potential milestones yet considered probable of achievement.

4. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	September 30, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$106,252	$—	$—	$106,252
Convertible Debentures	8,970	—	—	8,970
Derivative liabilities	2,096	—	—	2,096
Other long-term liabilities	173	—	—	173
Total liabilities measured at fair value	$117,491	$—	$—	$117,491

	December 31, 2022
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liabilities	$1,231	$—	$—	$1,231
Other long-term liabilities	163	—	—	163
Total liabilities measured at fair value	$1,394	$—	$—	$1,394

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed Pharmaceuticals Inc. (“Oramed”) in the principal amount of $101.9 million (the “Oramed Note”) (see Note 7). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the unaudited condensed consolidated statements of operations. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of September 30, 2023 was determined to be $106.3 million by applying a discount rate of 14.26%.

Convertible Debentures

In March and April 2023, the Company issued the Convertible Debentures in the principal amount of $25.0 million (see Note 7). The Convertible Debentures are measured at fair value on a recurring basis using Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the convertible debentures with any changes in the fair value of the convertible debentures recorded in the unaudited condensed consolidated statements of operations. Interest expense related to the Convertible Debentures is included in the changes in fair value. For the three and nine months ended September 30, 2023, the Company recorded $0.4 million and $4.2 million in change in fair value of the convertible debentures, respectively. A summary of inputs used in valuing the Convertible Debentures is as follows:

September 30,
2023
Risk -Free Rate	5.40%
Corporate Bond Yield	16.17%
Coupon Interest Rate	7.0%
Volatility	70.0%
Dividend Yield	0.0%
Conversion Price	$8

Derivative Liabilities

The Company recorded a gain of $4.2 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and a loss of $1.1 million and a gain of $5.3 million for the nine months ended September 30, 2023 and 2022, respectively, on derivative liabilities which was attributed to the private placement warrants that the Company assumed from Vickers in November 2022 in connection with the Business Combination (“Private Warrants”), and compound derivative liabilities associated with the senior secured notes issued by Scilex Pharma in September 2018 (the “Scilex Pharma Notes”), respectively. At the closing of the Business Combination in November 2022, the Company assumed a derivative warrant liability of $2.5 million related to the Private Warrants.

As of September 30, 2023, 3,613,383 Private Warrants were outstanding, and the fair value of derivative warrant liability related to the Private Warrants was $2.1 million.

The following table includes a summary of the derivative liabilities measured at fair value during the nine months ended September 30, 2023 (in thousands):

Fair Value
Ending Balance as of December 31, 2022	$1,231
Change in fair value measurement	1,090
Forfeiture of Private Warrants	(225)
Ending Balance as of September 30, 2023	$2,096

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

	September 30,	December 31,
	2023	2022
Equity value	$1.40	$3.99
Exercise price	$11.50	$11.50
Term, in years	4.11	4.86
Volatility	107.0%	35.0%
Risk-free rate	4.63%	3.94%
Dividend yield	0.0%	0.0%
Call option value	$0.58	$0.30

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock, at the discretion of the Company. The fair value of the contingent consideration liability associated with Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 10.8%. As of September 30, 2023 and December 31, 2022, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Construction in progress	$689	$689
Furniture	118	118
Computers and equipment	85	77
Leasehold improvements	76	55
Property and equipment, gross	968	939
Less: Accumulated depreciation	(199)	(167)
Property and equipment, net	$769	$772

The Company recognized depreciation expense of $12 thousand and $10 thousand for the three months ended September 30, 2023 and 2022, respectively, and $32 thousand and $30 thousand for the nine months ended September 30, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued professional service fees	$4,980	$2,024
Accrued sales and marketing costs	1,919	574
Accrued research and development costs	1,641	459
Accrued others	2,035	79
Accrued expenses	$10,575	$3,136

6. Goodwill and Intangible Assets

As of September 30, 2023 and December 31, 2022, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the nine months ended September 30, 2023 and 2022.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. A summary of the Company’s identifiable intangible assets as of September 30, 2023 and December 31, 2022 is as follows (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$15,047	$17,583
Acquired technology	21,940	7,313	14,627
Acquired licenses	5,711	460	5,251
Assembled workforce	500	450	50
Total intangible assets	$60,781	$23,270	$37,511

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$13,415	$19,215
Acquired technology	21,940	6,216	15,724
Acquired licenses	5,711	184	5,527
Assembled workforce	500	375	125
Total intangible assets	$60,781	$20,190	$40,591

As of September 30, 2023, the weighted average remaining life for identifiable intangible assets was 9.7 years. Aggregate amortization expense was $1.0 million and $3.1 million for the three and nine months ended September 30, 2023, respectively. Aggregate amortization expense was $1.0 million and $2.9 million for the three and nine months ended September 30, 2022, respectively.

Estimated future amortization expense related to intangible assets as of September 30, 2023 is as follows (in thousands):

Amount
2023 (Remainder of 2023)	$1,026
2024	4,031
2025	4,006
2026	4,006
2027	4,006
Thereafter	20,436
Total	$37,511

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

The Convertible Debentures bear interest at an annual rate of 7.00% and was initially set to mature on December 21, 2023. On October 11, 2023, the Company and Yorkville amended the Convertible Debentures to extend the maturity date of the Convertible Debentures to March 15, 2024 (see Note 13). The outstanding principal amount is to be repaid in equal installments that are due every 30 days beginning on May 20, 2023, which is 60 days after the date on which the first Convertible Debenture was issued to Yorkville. The Convertible Debentures provide a conversion right, in which any portion of the outstanding and unpaid principal and any accrued but unpaid interest, may be converted into shares of Common Stock, at a conversion price of $8.00 per share at the option of the holder of the Convertible Debentures.

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

Pursuant to the Securities Purchase Agreement with Yorkville, the Company issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023 for $14.4 million in net cash proceeds. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debentures issued to Yorkville, resulting in the issuance of 632,431 shares of Common Stock at a conversion price of $8.00 per share and reducing the outstanding Convertible Debentures balance by $7.7 million. The Company repaid $11.0 million of Convertible Debentures during the nine months ended September 30, 2023. Interest expense related to the Convertible Debentures and included in the changes in fair value was $252 thousand and $540 thousand for the three and nine months ended September 30, 2023, respectively.

The following table provides a summary of the changes in the balance and the estimated fair value of the Convertible Debentures (in thousands):

September 30,
2023
Beginning Balance as of January 1, 2023	$—
Issuance of Convertible Debentures	24,000
Repayment of Convertible Debentures	(10,953)
Change in fair value of Convertible Debentures	3,658
Conversion of Convertible Debentures into Common Stock	(7,735)
Ending Balance as of September 30, 2023	$8,970

Revolving Facility

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

The eCapital Credit Agreement contains a financial covenant requiring Scilex Pharma to maintain cash on hand of at least $1.0 million at all times. Scilex Pharma’s obligations under the eCapital Credit Agreement are secured by a continuing security interest in Scilex Pharma’s accounts receivable, arising from customers in the ordinary course of business. The eCapital Credit Agreement contains customary events of default and also provides that an event of default includes a change of control of Scilex Pharma and the failure by the Company to issue at least $75.0 million of debt or equity by September 30, 2023, which condition was satisfied by the issuance of the Oramed Note. As of September 30, 2023, Scilex Pharma has an outstanding balance of $6.9 million under the Revolving Facility, which is classified as a long-term liability in the unaudited condensed consolidated balance sheet.

On September 21, 2023, Scilex Pharma signed a subordination agreement (the “Subordination Agreement”) with the Lender and Acquiom Agency Services LLC (the “Agent”). Pursuant to the Subordination Agreement, the rights and interests of the Lender under the eCapital Credit Agreement would be secured by first priority liens on the ABL Priority Collateral (as defined therein). The ABL Priority Collateral consists of all of the Company's properties identified in the description of collateral in the UCC-1 Financing Statement filed with the Delaware Secretary of State on June 27, 2023. The Agent’s rights and interests under the Subsidiary Guarantee would be secured by first priority liens on certain other collateral and second priority liens on the ABL Priority Collateral. The Subordination Agreement also includes other standard interlender terms and requires that the Facility Cap (as defined therein) shall not exceed $30.0 million.

The Oramed Note

On September 21, 2023, the Company entered into a Securities Purchase Agreement with Oramed (the “Scilex-Oramed SPA”), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, matures on March 21, 2025. It is payable in six principal installments, with the first installment of $5.0 million payable on December 21, 2023, the second installment in the principal amount of $15.0 million payable on March 21, 2024, the next three installments each in the principal amount of $20.0 million payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) 4% and (y) Term SOFR (as defined in the Oramed Note) and (2) 8.5%, payable in-kind on a monthly basis. If the outstanding principal has not been fully repaid by March 21, 2024, an exit fee of approximately $3.1 million becomes due upon repayment. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes (the “Required Holders”) may elect to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus 15% or (ii) the maximum rate permitted under applicable law. Voluntary prepayments made before the one-year anniversary of the closing date of the Scilex-Oramed SPA must include a make-whole amount equal to 50% of the additional interest that would accrue on the principal amount so prepaid from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, repayment is required at a mandatory default rate of 125% of the principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring use of 70% of net cash proceeds from any Cash Sweep Financing (as defined in the Oramed Note) or advances under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal after the earlier of April 1, 2024 or full repayment of Acceptable Indebtedness (as defined in the Oramed Note).

The Oramed Note contains affirmative and negative covenants binding on the Company and its subsidiaries which restrict, among other things, the Company and its subsidiaries from incurring indebtedness or liens, amending charter and organizational documents, repaying or repurchasing stock, repaying, repurchasing, or acquiring indebtedness, paying or declaring cash dividends, assigning, selling, transferring or otherwise disposing of assets, making or holding investments, entering into transactions with affiliates, and entering into settlement agreements, in each case as more fully set forth in, and subject to certain qualifications and exceptions set forth in the Oramed Note. The Company was in compliance with all of the covenants as of September 30, 2023.

In connection with the Oramed Note, the Company and each of its subsidiaries (collectively, the “Guarantors”) entered into a security agreement (the “Security Agreement”) with Oramed (together with its successors and permitted assigns, the “Holder”) and the Agent, which acts as the collateral agent for the holders of the Oramed Note. Under this agreement, the Company and the Guarantors granted to the Agent (on behalf of and for the benefit of the holders of the Oramed Note and any Additional Notes as defined thereunder) a security interest in all or substantially all of the properties of the Company and each of the Guarantors. This was done to ensure the timely payment, performance, and full discharge of all obligations under the Oramed Note. The Security Agreement contains certain customary representations, warranties and covenants regarding the collateral thereunder, all of which are detailed in the Security Agreement.

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. As of September 30, 2023, the fair value of the Oramed Note was $106.3 million, which is classified as a current liability in the unaudited condensed consolidated balance sheet.

8. Junior DIP Facility and Sorrento Stock Purchase Agreement

Junior DIP Facility

In July 2023, the Company entered into an agreement to provide Sorrento with a non-amortizing super-priority junior secured term loan facility (“Junior DIP Facility”) in an aggregate principal amount of $20.0 million (the “Junior DIP Loan Agreement”), which was funded in the same month. The Junior DIP Facility bears interest at a per annum rate of 12.00% payable in kind on the first day of each month in arrears and on the DIP Termination Date (as defined in the Junior DIP Loan Agreement). Upon repayment or satisfaction of the DIP Loans (as defined in the Junior DIP Loan Agreement) in whole or in part Sorrento is required to pay to the Company in cash an exit fee equal to 2.00% of the aggregate principal amount of the Junior DIP Facility. The Junior DIP Facility was to mature on the earliest of: (i) September 30, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to Sorrento; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of Sorrento; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments (as defined in the Junior DIP Loan Agreement) in accordance with the DIP Documents (as defined in the Junior DIP Loan Agreement); and (v) dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

On September 21, 2023, Sorrento’s obligations under the Junior DIP Facility were waived and deemed to be fully settled in conjunction with the Sorrento SPA as described below. Consequently, the transfer of funds associated with the Junior DIP Facility was deemed and accounted for as a capital distribution to Sorrento.

Sorrento Stock Purchase Agreement

On September 21, 2023, the Company entered into a Stock Purchase Agreement with Sorrento (“Sorrento SPA”) pursuant to which the Company purchased from Sorrento (i) 60,068,585 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) and (iii) 1,386,617 Public Warrants and 3,104,000 Private Warrants (collectively, the “Purchased Securities”). On the same day, the Company and Oramed entered into the Scilex-Oramed SPA. The Company concluded that Sorrento and Oramed SPAs were entered in contemplation of each other and the issuance of the Oramed Note was accounted as part of the consideration payable for the Purchased Securities acquired from Sorrento.

Pursuant to the terms of the Oramed SPA, the Company issued the Oramed Note (see Note 7), which replaced Sorrento's outstanding obligations to Oramed, warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock (the “Closing Penny Warrant”) with an exercise price of $0.01 per share and restrictions on exercisability, and warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock (the “Subsequent Penny Warrants” and together with the Closing Penny Warrant, the “Penny Warrants”), each with an exercise price of $0.01 per share and each with restrictions on exercisability. Additionally, the Company agreed to transfer to Oramed 4,000,000 SPAC Warrants which were acquired by the Company under the Sorrento SPA. There was no change in the terms for the warrants transferred to Oramed as a result of the transactions described above. The remaining consideration for the Purchased Securities was comprised of a credit bid for all amounts of principal and accrued but unpaid interest outstanding under the Junior DIP Facility, a $10.0 million cash payment, and the assumption and assignment of certain obligations of Sorrento for legal fees and expenses amounting to approximately $12.3 million.

The Company allocated the total consideration between the repurchased instruments by allocating to the repurchased Private Warrants their full value, with the remaining consideration allocated to the Common Stock, Preferred Stock, and Public Warrants based on their relative fair values as of September 21, 2023.

Before the closing of the Sorrento SPA transactions and in connection with the transactions contemplated by the Sorrento SPA, the Company formed two entities: (a) Scilex DRE Holdings LLC (“Holdco”), a single purpose entity that is the Company's direct wholly owned subsidiary and (b) Scilex Stock Acquisition Joint Venture LLC, a single purpose bankruptcy-remote entity that is the Company's indirect wholly owned subsidiary (“SCLX JV”), which was formed to hold the Purchased Securities. Holdco was formed to hold all of the equity interests in SCLX JV. Holdco and SCLX JV are parties to the Security Agreement and Subsidiary Guarantee (see Note 7).

Preferred Stock

Pursuant to the terms of the Sorrento SPA, the Company repurchased all of the outstanding Preferred Stock. The Company’s preferred stock is classified in equity and does not have any bifurcated features. Therefore, the repurchase of the Preferred Stock by the Company is treated as a redemption of shares and viewed as a deemed dividend. The fair value of Preferred Stock as of the repurchase date of September 21, 2023 was $52.6 million. The Company derecognized the carrying value of the Preferred Stock, with any excess amount allocated as the reduction in additional paid-in capital. The Preferred Stock is currently held as collateral for the Oramed Note.

Treasury Stock

The Common Stock that has been repurchased by the Company under the Sorrento SPA is not intended for constructive retirement, and is being held as collateral for the Oramed Note. In accordance with treasury stock accounting guidance, the consideration allocated to Common Stock is presented under a separate caption of Treasury Stock as reduction of equity.

Penny Warrants

The Closing Penny Warrant will be exercisable upon the earliest of (i) March 14, 2025, (ii) the date on which the Oramed Note has been repaid in full and (iii) the Management Sale Trigger Date (as defined therein), if any, and will expire on the date that is the fifth anniversary of the issuance date.

The Company issued four Subsequent Penny Warrants, each for 2,125,000 shares of Common Stock, one of which shall vest and become exercisable on the date that is the later of (i) each of March 19, 2024, June 17, 2024, September 15, 2024 or December 14, 2024 (the “Subsequent Penny Warrant Vesting Date”) and (ii) the earliest of (A) March 14, 2025, (B) the date on which the Oramed Note has been repaid in full and (C) the Management Sale Trigger Date (as defined therein), if any. Each Subsequent Penny Warrant will expire on the date that is the fifth anniversary of the issuance date; provided that, if the Oramed Note is repaid in full prior to the Subsequent Penny Warrant Vesting Date applicable to such Subsequent Penny Warrant, such Subsequent Penny Warrant will expire on the date the Oramed Note is repaid in full.

The exercise price of the Penny Warrants is $0.01 per share, subject to adjustments provided therein. The exercise price and number of shares of Common Stock issuable upon the exercise of the Penny Warrants will be subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction, as described in the Penny Warrants; provided that there shall not be any adjustment to the exercise price of the Penny Warrants in the event the Company combines (by combination, reverse stock split or otherwise) its Common Stock into a smaller number of shares. Oramed may exercise the Penny Warrants by means of a “cashless exercise.” The Closing Penny Warrant and the Subsequent Penny Warrants utilize the same form of warrant.

The Penny Warrants may not be exercised if Oramed, together with its affiliates, would beneficially own in excess of 9.9% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the

“Oramed Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, Oramed may increase or decrease the Oramed Beneficial Ownership Limitation.

The Company accounted for the Penny Warrants as an equity classified instrument as they are indexed to the Company’s own stock and meet the conditions to be classified in equity under FASB ASC 815, Derivatives and Hedging, including sufficient available shares for the Company to settle the exercise of the warrants in shares. The Penny Warrants are recognized in additional paid-in capital in the Company's consolidated balance sheets. The fair value of Penny Warrants as of September 21, 2023, the date of issuance, was $10.4 million.

Excise Tax

In December 2022, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued guidelines on the implementation of the new code section added by the Inflation Reduction Act of 2022, which imposes a 1% excise tax on the total fair market value of stock repurchases during the tax year, subject to adjustments. Pursuant to the terms of the Sorrento SPA, the Company repurchased the Purchased Securities from Sorrento. The total fair market value of the Purchased Securities was offset by the fair market value of the shares issued during the nine months ended September 30, 2023. The Company has accrued $1.4 million of the excise tax liability, which is recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheet. The excise tax will be adjusted based on any additional stock issuance and repurchase until December 31, 2023, and based on any new guidance that the IRS may release.

9. Stockholders’ Equity

SPAC Warrants

Upon completion of the Business Combination, the Company assumed the Private Warrants and the public warrants to purchase Common Stock, each with an exercise price of $11.50 per share (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”).

Holders of the SPAC Warrants are entitled to acquire shares of Common Stock. The SPAC Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

If the reported last sale price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, the Company may redeem all the Public Warrants at a price of $0.01 per warrant upon not less than 30 days’ prior written notice.

If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. The Company will not be required to net cash settle the SPAC Warrants.

The Public Warrants are equity-classified warrants and recognized in additional paid-in capital in the accompanying consolidated balance sheets.

During the three months ended September 30, 2023, the SPAC Warrants held by Sorrento were repurchased, and certain of such warrants transferred to Oramed, as a result of the Sorrento SPA (refer to Note 8).

As of September 30, 2023 and December 31, 2022, there were 6,854,309 and 6,899,988 Public Warrants outstanding, respectively.

As of September 30, 2023 and December 31, 2022, there were 3,613,383 and 4,104,000 Private Warrants outstanding, respectively.

Preferred Stock

As of September 30, 2023 and December 31, 2022, there were 29,057,097 shares of Preferred Stock outstanding. On September 21, 2023, the Preferred Stock was repurchased and derecognized for accounting purposes. The Preferred Stock is currently held as collateral for the Oramed Note.

Treasury Stock

As of September 30, 2023, there were 60,068,585 shares of Treasury Stock.

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

In connection with the execution of the Original Purchase Agreement, the Company issued to Yorkville 250,000 shares of Common Stock. During the nine months ended September 30, 2023, the Company sold 6,839,073 shares of Common Stock pursuant to the A&R Yorkville Purchase Agreement for aggregate net proceeds of $26.3 million.

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

In connection with the execution of the B. Riley Purchase Agreement, the Company issued to B. Riley 250,000 shares of Common Stock. Subsequent to the execution of the B. Riley Purchase Agreement and as of September 30, 2023, the Company sold an aggregate of 252,800 shares of Common Stock for aggregate net proceeds of $1.2 million.

Stock Issued under Settlement Agreement with Hudson Bay Parties

In August 2023, the Company, along with Hudson Bay Capital Management LP (“Hudson Bay”), Cove Lane Onshore Fund, LLC (“Cove Lane”), and HBC Investments LLC (“HBC” and collectively the “Hudson Bay Parties”), entered into several agreements. Under these agreements, the Company agreed to issue and sell up to $118.6 million in securities and warrants to the Hudson Bay Parties. However, on September 15, 2023, a Settlement Agreement was reached and released all claims related to the previous agreements. The Company acknowledged payments of $8.65 million made to the investors as properly earned. To satisfy remaining obligations, the Company agreed to issue shares of Common Stock to Cove Lane and HBC worth $0.3 million and $0.5 million respectively. This resulted in the issuance of an aggregate of 474,683 shares of Common Stock on September 25, 2023.

10. Stock Incentive and Employee Benefit Plan

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

As of September 30, 2023, options to purchase 30,664,877 shares of Common Stock were outstanding under all equity incentive plans.

The Company recently determined that the aggregate value of all compensation granted or paid to each non-employee director for the fiscal year ending December 31, 2023 (when aggregated with any remaining compensation payable for the remainder of such fiscal year) would inadvertently exceed the $750,000 annual compensation limit for non-employee directors (the “Compensation Limit”) under the Equity Incentive Plan, as a result of the previously disclosed equity grants made thereunder to such non-employee directors in January 2023 (the “Awards”). As a result, the Company’s current non-employee directors, David Lemus and Dorman Followwill, and the Company’s former non-employee directors, Tien-Li Lee and Laura Hamill, each voluntarily agreed to forfeit (i) a number of shares of Common Stock subject to their Awards or (ii) a combination of shares of Common Stock subject to their Awards and cash compensation payable by the Company for such person’s service as a director for the remainder of 2023, in each case in an amount that would bring each such non-employee directors aggregate compensation for the fiscal year ending December 31, 2023 below the Compensation Limit. The non-employee directors forfeited an aggregate of 311,735 shares of Common Stock and an aggregate of approximately $107,424 in cash compensation.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board of Directors of the Company adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 1,400,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the nine months ended September 30, 2023.

Option Valuation

The Company calculates the fair value of stock-based compensation awards granted to employees and nonemployees using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions, including stock price volatility, the expected life of stock options, risk free interest rate and the fair value per share of the underlying Common Stock on the date of grant. The assumptions used in the Black-Scholes option-pricing method related to options issued to employees and nonemployees for the nine months ended September 30, 2023 are set forth below:

Nine Months Ended
September 30, 2023
Expected dividend yield	0.00%
Expected stock-price volatility	40.00%
Risk-free interest rate	3.59% - 3.91%
Term of options	6.25
Fair value per share of common stock on date of grant	$ 7.27 - $ 8.08
Exercise price	$ 7.27 - $ 8.08

The following table summarizes stock option activity during the nine months ended September 30, 2023 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	16,939	$1.68	7.0	$38,942
Granted	14,820	$8.08
Exercised	(341)	$1.70
Forfeited/Cancelled	(753)	$7.82
Outstanding as of September 30, 2023	30,665	$4.63	7.4	$423
Exercisable as of September 30, 2023	17,981	$2.54	6.2	$423

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2023 was $3.66 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2023 was $1.1 million.

Total stock-based compensation recorded within operating expenses was $3.5 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $10.8 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of September 30, 2023 were $48.1 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

On October 17, 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”).

As of September 30, 2023, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 2,875,759, which was increased from 1,462,271 shares as a result of automatic annual increase on January 1, 2023. As of September 30, 2023, there were no shares of Common Stock issued under the ESPP.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees, which is administered by Sorrento. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.3 million for each of the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

11. Commitments and Contingencies

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. For the nine months ended September 30, 2023, Scilex Pharma made royalty payments in the amount of $5.3 million. As of September 30, 2023 and December 31, 2022, Scilex Pharma had ending balances of accrued royalty payables of $3.0 million and $2.2 million, respectively. Total royalty expense recorded within cost of revenue was $1.8 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $6.1 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

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

Gloperba Patent Litigation

On November 6, 2023, Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) filed a complaint against the Company in the U.S. District Court for the District of Delaware (the “Gloperba Patent Litigation”) alleging that the Company’s filing with the FDA of an application for approval of a proposed revision to the product label for its Gloperba product infringed certain Orange Book listed patents covering Takeda’s colchicine product, Colcrys® (the “Colcrys Patents”). Takeda is seeking an order that the effective date of any FDA approval of the Company’s labeling revision be no earlier than the expiration date of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. The filing of the complaint subjects the Company to a 30-month stay, preventing it from selling Gloperba under a revised label (but not from selling Gloperba under its current label) during that time. The stay could last as long as until May 6, 2026, unless the litigation is resolved before that time. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of September 30, 2023, the Company’s leases have remaining lease terms of approximately 0.9 to 4.0 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that were not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the right-of-use (“ROU”) assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of September 30, 2023, the Company has no finance leases.

In April 2023, the Company modified the lease term for its principal executive offices located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027. As a result of the modification, the Company recognized additional ROU assets and corresponding lease liabilities of $2.5 million.

The lease expense was $0.3 million and nil for the three months ended September 30, 2023 and 2022, respectively, and $0.8 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. The lease expense included variable lease costs, sublease income and impairment, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(744)	$(531)
Weighted average remaining lease term in years — operating leases	3.9	2.0
Weighted average discount rate — operating leases	11.1%	11.8%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2023 (Remainder of 2023)	$277
2024	1,042
2025	916
2026	944
2027	724
Total lease payments	3,903
Less imputed interest	(714)
Total lease liabilities	3,189
Less current portion of lease liability	787
Lease liability, net of current portion	$2,402

12. Net Income (Loss) Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2023 and 2022 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(35,529)	$21,501	$(92,931)	$(5,480)
Premium on redemption of Preferred Stock	(52,645)	—	(52,645)	—
Net (loss) income for basic and diluted (loss) income per share available to common stockholders	$(88,174)	$21,501	$(145,576)	$(5,480)
Weighted average number of shares outstanding - basic	139,808	133,060	141,358	133,049
Effect of dilutive securities	—	223	—	—
Weighted average number of shares and assumed conversions - diluted	139,808	133,283	141,358	133,049
(Loss) income per share
Basic	$(0.63)	$0.16	$(1.03)	$(0.04)
Diluted	$(0.63)	$0.16	$(1.03)	$(0.04)

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Premium paid on redemption of Preferred Stock was added to the net loss to arrive at loss available for common stockholders as it represents a dividend to the preferred stockholder. Diluted earnings per share is computed using the weighted average number of Common Stock and, if dilutive, potential Common Stock outstanding during the period. Potential Common Stock consist of the incremental Common Stock issuable upon the exercise of stock options and warrants (using the treasury stock method).

In the computation of net (loss) income per share, treasury shares are not included as part of the outstanding shares.

In accordance with FASB ASC 260, Earnings Per Share, Penny Warrants are warrants that would be exercised for no or little consideration and therefore should be included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted net income (loss) per share. The Closing Penny Warrants become exercisable upon the passage of time and are included in basic and diluted net income (loss) per share from the closing date of September 21, 2023. The Subsequent Penny Warrants are not vested as of the closing date of September 21, 2023 and the vesting is based on the passage of time, the Company’s repayment of the Oramed Note or the occurrence of the Management Sale Trigger Date (as defined therein). Therefore, these Subsequent Penny Warrants are included in the computation for diluted net income per share once all other exercise contingencies are removed except for the passage of time.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,	December 31,
	2023	2022
Stock options	30,664,877	16,939,093
Public Warrants	6,854,309	6,899,988
Private Warrants	3,613,383	4,104,000
Retainer Shares	4,000,000	—
Convertible Debentures	1,130,907	—
Total	46,263,476	27,943,081

13. Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure purposes in the unaudited condensed consolidated financial statements as of the date of issuance of these financial statements.

On October 11, 2023, the Company and Yorkville amended the Convertible Debentures. The Default Conversion Price (as defined therein) was originally set to not fall below $2.00 per share and such floor price has been amended to mean a price per share of Common Stock equal to 95% of the lowest daily VWAP (as defined therein) during the five consecutive trading days immediately preceding the conversion date, but not lower than $0.50 per share. The maturity date of the Convertible Debentures was also extended from December 21, 2023 to March 15, 2024.

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

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018 and are developing our late-stage pipeline. Our commercial product, ZTlido, is a prescription lidocaine topical product approved by the federal Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a dedicated sales force of 60 to 70 sales representatives, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We are planning to commercialize GLOPERBA in 2024 and believe we are well-positioned to market and distribute the product. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults.

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), a Phase 3, novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica, (ii) SP-103 (lidocaine topical system) 5.4%, a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain, and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules), a novel low-dose delayed-release naltrexone hydrochloride formulation for treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022 and a Phase 2 clinical trial is expected to commence in 2024. SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the first FDA-approved alternative to off-label epidural steroid injections, which are administered over 12 million times annually in the United States. Top-line results from the completed Phase 3 study were received in November 2021 and reflected achievement of primary and secondary endpoints. SP-103 has also been granted fast track designation by the FDA and, if approved, could become the first FDA-approved lidocaine topical product for the treatment of chronic neck pain. SP-103 is a triple-strength lidocaine topical system designed to deliver a dose of lidocaine three times higher than any lidocaine topical product that we are aware of, either approved or in development. We are examining SP-103 as a treatment for chronic neck pain, a condition with high unmet need which we expect could affect over 20 million patients in the United States as of 2023. We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute low back pain associated with muscle spasms. SP-103 was safe and well-tolerated. Increase of lidocaine load in topical system by three times, compared with approved ZTLido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. We will continue to analyze the SP-103 Phase 2 trial data along with a recently completed investigator study of ZTlido in patients with neck pain which also has showed promising top-line efficacy and safety results. Once the data analysis has been completed from both studies, we will request end of Phase 2 meeting with the FDA to discuss next steps to Phase 3.

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

Since our inception, we have invested substantial efforts and financial resources on acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB (celecoxib oral solution) in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $35.5 million for the three months ended September 30, 2023 and a net income of $21.5 million for the three months ended September 30, 2022, and a net loss of $92.9 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of approximately $468.8 million. As of September 30, 2023, we had cash and cash equivalents of approximately $2.0 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Recent Developments

Transactions with Oramed Pharmaceuticals Inc. and Sorrento Therapeutics, Inc.

Background

On February 13, 2023, Sorrento, our then-controlling stockholder, and Sorrento’s wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code,” and such cases, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).

On July 5, 2023, the Debtors executed, and the Bankruptcy Court entered an interim order (the “Interim DIP Order”) approving, that certain Debtor-in-Possession Term Loan Facility Summary of Terms and Conditions with us (the “Loan Agreement”), pursuant to which we provided the Debtors with a non-amortizing super-priority junior secured term loan facility (the “Junior DIP Facility”) in an aggregate principal amount not to exceed the sum of (i) $20,000,000 (the “Base Amount”), plus (ii) the amount of the commitment fee and the funding fee, each equal to 1% of the Base Amount, plus (iii) the amount of the DIP Lender Holdback (as defined in the Interim DIP Order). The Bankruptcy Court entered a final order approving the Junior DIP Facility on July 27, 2023. After a hearing before the Bankruptcy Court on August 7, 2023, the Bankruptcy Court approved (and Oramed had previously agreed), pursuant to definitive financing documentation entered into on August 9, 2023, to provide the Debtors a non-amortizing super-priority senior secured debtor-in-possession term loan facility (the “Senior DIP Facility”) in an aggregate principal amount of $100,000,000, which amount was subsequently drawn in full by the Debtors.

In connection with the Chapter 11 Cases, Sorrento entered into that certain Stock Purchase Agreement, dated August 7, 2023 (as amended by that certain First Amendment to Stock Purchase Agreement, dated August 9, 2023, and that certain Second Amendment to Stock Purchase Agreement, dated August 21, 2023, the “Original Oramed SPA”), with Oramed, pursuant to which Oramed agreed to buy, and Sorrento agreed to sell for a purchase price of $105 million (which purchase price consisted of a credit bid on a dollar-for-dollar basis in respect of the full amount of outstanding obligations under the Senior DIP Facility as of the closing date of the sale, with the remaining balance to be paid in cash to Sorrento), following the conclusion of the auction that commenced on August 14, 2023, the following: (i) 59,726,737 shares of our Common Stock; (ii) 29,057,096 shares of our Series A Preferred Stock, par value $0.0001 per share (the “Preferred Stock”); and (iii) warrants exercisable for 2,245,309 shares of Common Stock (collectively, the “Original Oramed Transaction”).

The Original Oramed Transaction pursuant to the Original Oramed SPA was subsequently terminated on September 21, 2023, in connection with the closing of the transactions described below.

Securities Purchase Agreement with Oramed

On September 21, 2023 (the “Oramed Closing Date”), we entered into, and consummated the transactions contemplated by that certain Securities Purchase Agreement with Oramed (the “Scilex-Oramed SPA”).

Pursuant to the Scilex-Oramed SPA, among other things, on September 21, 2023, we (i) issued to Oramed (A) a senior secured promissory note due 18 months from the date of issuance in the principal amount of $101,875,000 (the “Oramed Note”), (B) the Closing Penny Warrant to purchase up to an aggregate of 4,500,000 shares of Common Stock, and (C) the Subsequent Penny Warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock, and (ii) caused certain outstanding SPAC Warrants to purchase up to an aggregate of 4,000,000 shares of Common Stock, with an exercise price of $11.50 per share, that we acquired from Sorrento pursuant to the Sorrento SPA (as defined and described below) to be transferred to Oramed (the “Transferred Warrants”).

Pursuant to the terms and conditions contained in the Scilex-Oramed SPA, we also agreed to reimburse Oramed for up to $2,910,000 for its legal and other advisor costs, fees and expenses incurred by Oramed in connection with the Sorrento SPA (as defined below), the Senior DIP Facility, the Scilex-Oramed SPA and certain other transaction documents, $1,910,000 of which was paid on the Oramed Closing Date, and $1,000,000 of which was included in the initial principal amount of the Oramed Note.

The foregoing summary of the Scilex-Oramed SPA does not purport to be complete and is qualified in its entirety by reference to the full text of the Scilex-Oramed SPA, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

The Oramed Note

The Oramed Note issued to Oramed (together with its successors and permitted assigns, the “Holder”) pursuant to the Scilex-Oramed SPA matures on March 21, 2025 and is payable in six principal installments, with the first installment in the principal amount of $5,000,000 payable on December 21, 2023, the second installment in the principal amount of $15,000,000 payable on March 21, 2024, the next three installments each in the principal amount of $20,000,000 payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Oramed Note) and (2) eight and one half percent (8.5%), payable in-kind on a monthly basis.

Pursuant to the Oramed Note, if the outstanding principal of the Oramed Note has not been repaid in full on or prior to March 21, 2024, an exit fee of $3,056,250 shall become fully earned with respect to the Oramed Note, which shall be due and payable on the date on which the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, the holders of more than fifty percent (50%) of aggregate unpaid principal amount of the Oramed Notes (the “Required Holders”) may elect to cause all outstanding amounts under the Oramed Note to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus fifteen percent (15%) or (ii) the maximum rate permitted under applicable law.

Any voluntary prepayments of the Oramed Note occurring prior to the one year anniversary of the Oramed Closing Date are required to be paid together with a make-whole amount equal to 50% of the amount of additional interest that would accrue on the principal amount so prepaid under the Oramed Note from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, we are required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note).

The Oramed Note contains mandatory prepayment provisions requiring us and our subsidiaries to, following the earlier of (x) April 1, 2024, and (y) the date on which the Acceptable Indebtedness (as defined in the Oramed Note) is repaid in full, use 70% of the net cash proceeds of any Cash Sweep Financing (as defined in the Oramed Note) or advance under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal amount of the Oramed Note (the “Mandatory Prepayment Sweep”).

Additionally, pursuant to the Oramed Note, until all obligations arising under the Oramed Note have been paid in full, we agreed to allow one representative (the “Board Observer”) designated by the Required Holders to attend and participate in all meetings of our Board and any committees and sub-committees thereof. We (i) will reimburse the Board Observer up to $10,000 per year for reasonable and documented out-of-pocket expenses incurred by the Board Observer and (ii) will pay the Board Observer a fee equivalent to the fees paid to our independent directors; provided that such fees will be capped at $80,000 per year (provided that such amounts are subject to increase upon terms and conditions more fully set forth in the Oramed Note).

Pursuant to the terms and conditions included in the Oramed Note, the Holder of the Oramed Note has certain information rights, which include the right to receive our annual financial statements, quarterly financial statements, annual budgets and monthly reports, among other information. Certain information provided to the holder of the Oramed Note may consist of material non-public information.

The Oramed Note contains affirmative and negative covenants binding on us and our subsidiaries which restrict, among other things, us and our subsidiaries from incurring indebtedness or liens, amending charter and organizational documents, repaying or repurchasing stock, repaying, repurchasing, or acquiring indebtedness, paying or declaring cash dividends, assigning, selling, transferring or otherwise disposing of assets, making or holding investments, entering into transactions with affiliates, and entering into settlement agreements, in each case as more fully set forth in, and subject to certain qualifications, exceptions, and “baskets” set forth in the Oramed Note. The Oramed Note also contains covenants requiring us to maintain a segregated bank account under specific terms and conditions, for purposes of receiving the Mandatory Prepayment Sweep, requiring SCLX JV (as defined below) to comply with the separateness representations and covenants in its organizational documents, and requiring our subsidiary, SCLX DRE Holdings LLC, to maintain its status as a passive holding company.

The foregoing summary of the Oramed Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Oramed Note, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Penny Warrants

The Closing Penny Warrant will be exercisable upon the earliest of (i) March 14, 2025, (ii) the date on which the Oramed Note has been repaid in full and (iii) the Management Sale Trigger Date (as defined therein), if any, and will expire on the date that is the fifth anniversary of the issuance date. For purposes of the Penny Warrants, the Management Sale Trigger Date is generally the first date on which either Dr. Henry Ji, our Executive Chairperson, or

Mr. Jaisim Shah, our Chief Executive Officer and President and a member of our Board, engages in certain sales or other similar transfers of shares of Common Stock or other of our or any of our subsidiaries’ securities, subject to certain exceptions as are customary for lock-up agreements executed by directors and officers in connection with financings or similar transactions.

On the Oramed Closing Date, we issued four Subsequent Penny Warrants, each for 2,125,000 shares of Common Stock, one of which shall vest and become exercisable on the date that is the later of (i) each of March 19, 2024, June 17, 2024, September 15, 2024 or December 14, 2024 (the “Subsequent Penny Warrant Vesting Date”) and (ii) the earliest of (A) March 14, 2025, (B) the date on which the Oramed Note has been repaid in full and (C) the Management Sale Trigger Date (as defined therein), if any. Each Subsequent Penny Warrant will expire on the date that is the fifth anniversary of the issuance date; provided that, if the Oramed Note is repaid in full prior to the Subsequent Penny Warrant Vesting Date applicable to such Subsequent Penny Warrant, such Subsequent Penny Warrant will expire on the date the Oramed Note is repaid in full.

The exercise price of the Penny Warrants issued to Oramed pursuant to the Scilex-Oramed SPA is $0.01 per share, subject to adjustment as provided therein. The exercise price and number of shares of Common Stock issuable upon the exercise of the Penny Warrants will be subject to adjustment in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction, as described in the Penny Warrants; provided that there shall not be any adjustment to the exercise price of the Penny Warrants in the event we combine (by combination, reverse stock split or otherwise) our Common Stock into a smaller number of shares. Oramed may exercise the Penny Warrants by means of a “cashless exercise.” The Closing Penny Warrant and the Subsequent Penny Warrants utilize the same form of warrant.

The Penny Warrants may not be exercised if Oramed, together with its affiliates, would beneficially own in excess of 9.9% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Oramed Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to us, Oramed may increase or decrease the Oramed Beneficial Ownership Limitation.

The foregoing summaries of the Closing Penny Warrant and the Subsequent Penny Warrants do not purport to be complete and are qualified in their entirety by reference to the full text of the form of warrant to purchase common stock, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Transferred Warrants

The Transferred Warrants have an exercise price of $11.50 per share, are fully exercisable and expire on November 10, 2027. For further information regarding the terms of the Transferred Warrants, please refer to the specimen warrant certificate, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Registration Rights Agreement

In connection with the Scilex-Oramed SPA, on September 21, 2023, we and Oramed also entered into a registration rights agreement (the “Oramed RRA”), pursuant to which we agreed to, among other things, file with the SEC on or before October 21, 2023, and keep effective, a registration statement covering the resale of the shares underlying the Penny Warrants. We have filed a registration statement on Form S-1 (File No. 333-275117) which has not yet been declared effective, in order to satisfy such obligation.

The Oramed RRA provides that, in the event that a registration statement had not been filed or declared effective in accordance with the terms of the Oramed RRA, we would pay to Oramed liquidated damages for every 30-day period following the date that is 30 days from the Oramed Closing Date until such date that the registration statement is filed or declared effective. Such liquidated damages would be equal to the product of 2.0% multiplied by the sum of (x) the aggregate principal amount outstanding under the Oramed Note and (y) the aggregate Exercise Price (as defined in the Closing Penny Warrant) of the Closing Penny Warrant issued to such holder for which the underlying shares issuable pursuant to such Closing Penny Warrant are included in such registration statement. We and Oramed agreed to cap the liquidated damages under the Oramed RRA at 12.0% of the aggregate subscription amount paid by Oramed under the Scilex-Oramed SPA.

The foregoing summary of the Oramed RRA does not purport to be complete and is qualified in its entirety by reference to the full text of the Oramed RRA, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Subsidiary Guarantee

On September 21, 2023, in connection with the Scilex-Oramed SPA, we and each of our subsidiaries (collectively, the “Guarantors”) entered into a subsidiary guarantee (the “Subsidiary Guarantee”) with Holder and Acquiom Agency Services LLC, as the collateral agent for the holders of the Oramed Note (the “Agent”), pursuant to which, the Guarantors have agreed to guarantee and act as surety for payment of the Oramed Note and any additional notes issued by us after the closing date of the transactions contemplated by the Scilex- Oramed SPA in full or partial substitution of the Oramed Note (the “Additional Notes”).

The foregoing summary of the Subsidiary Guarantee does not purport to be complete and is qualified in its entirety by reference to the full text of the Subsidiary Guarantee, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Security Agreement

On September 21, 2023, we and the Guarantors entered into a security agreement (the “Security Agreement”) with Holder and the Agent, pursuant to which we and the Guarantors granted to the Agent (on behalf of and for the benefit of the holders of the Oramed Note and any Additional Notes) a security interest in all or substantially all of our and each Guarantor’s property, respectively, to secure the prompt payment, performance and discharge in full of all of our obligations under the Oramed Notes and Additional Notes and the Guarantors’ obligations under the Subsidiary Guarantee, subject to certain customary limitations. The Security Agreement contains certain customary representations, warranties and covenants regarding the collateral thereunder, in each case as more fully set forth in the Security Agreement.

The foregoing summary of the Security Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Security Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Subordination Agreement

On September 21, 2023, Scilex Pharmaceuticals, Inc., our wholly-owned subsidiary (“Scilex Pharma”), entered into a subordination agreement (the “Subordination Agreement”) with eCapital Healthcare Corp. (the “ABL Lender”) and the Agent. Pursuant to the Subordination agreement, the parties agreed that ABL Lender’s rights and interests under that certain Credit and Security Agreement, dated as of June 27, 2023 (as may be amended, restated, supplemented or otherwise modified from time to time, the “eCapital Credit Agreement”) previously entered into between Scilex Pharma and ABL Lender will be secured by first priority liens on certain collateral (the “ABL Priority Collateral”) and the Agents’ rights and interests under the Subsidiary Guarantee shall be secured by first priority liens on certain other collateral and second priority liens on the ABL Priority Collateral. Among other customary interlender terms, the Subordination Agreement requires that the Facility Cap (as defined in the eCapital Credit Agreement) shall not exceed $30,000,000.

The foregoing summary of the Subordination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Subordination Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Stock Purchase Agreement with Sorrento

On September 21, 2023, in connection with the Scilex-Oramed SPA, we and Sorrento entered into and consummated the transactions contemplated by that certain Stock Purchase Agreement (the “Sorrento SPA”), dated as of such date, pursuant to which, among other things, we purchased from Sorrento (i) 60,068,585 shares of Common Stock, (ii) 29,057,097 shares of Preferred Stock, and (iii) warrants exercisable for 4,490,617 shares of Common Stock, each with an exercise price of $11.50 ((i) through (iii) collectively, the “Purchased Securities”, and such transactions, the “Equity

Repurchase Transaction”). The aggregate consideration for the Purchased Securities was (i) $100,000,000 (the “DIP Amount”), which such amount is satisfied by the Company’s assumption of the Debtors’ outstanding obligations under the Senior DIP Facility (the “Oramed DIP Assumption”), (ii) a credit bid, on a dollar-for-dollar basis, pursuant to Section 363(k) of the Bankruptcy Code, in respect of any and all amounts of principal and accrued but unpaid interest outstanding, and any other obligations of the Debtors, in each case, under the Junior DIP Facility as of September 21, 2023 (the “Credit Bid Amount”), (iii) $10,000,000 in cash (the “Cash Payment”) and (iv) the assumption and assignment of certain obligations of Sorrento for legal fees and expenses in the approximate amount of $12.25 million (the “Legal Fee Assumption” and, together with the DIP Amount, the Credit Bid Amount and the Cash Payment, the “Purchase Price”). Following the sale of the Purchased Securities, Sorrento retained 1,917,210 shares of Common Stock in abeyance for the benefit of certain holders of warrants to purchase shares of common stock of Sorrento who may be entitled to receive shares of Common Stock pursuant to the terms of the applicable warrants as a result of the previously declared and announced dividend of shares of Common Stock by Sorrento.

The foregoing summary of the Sorrento SPA does not purport to be complete and is qualified in its entirety by reference to the full text of the Sorrento SPA, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Special Purpose Vehicles

Pursuant to the Scilex-Oramed SPA, and in connection with the transactions consummated pursuant to the Sorrento SPA, prior to the closing date of the transactions contemplated by the Sorrento SPA, we formed (a) SCLX DRE Holdings LLC, a single purpose entity that is our direct wholly owned subsidiary (“Holdco”) and (b) SCLX Stock Acquisition JV LLC, a single purpose bankruptcy-remote entity that is our indirect wholly owned subsidiary (“SCLX JV”). We formed Holdco to hold all of the equity interests in SCLX JV. Holdco and SCLX JV are parties to the Security Agreement and Subsidiary Guarantee. The voting and dispositive power of our equity securities (including the Preferred Stock) held by SCLX JV are subject to the control of an independent manager until such time as the Oramed Note and any Additional Notes are paid in full.

Oramed DIP Assumption and Assignment Agreement

In connection with the Oramed DIP Assumption, on September 21, 2023, we entered into an assignment, assumption and release agreement (the “DIP Assignment Agreement”) with the Debtors. Pursuant to the DIP Assignment Agreement, the Debtors assigned and transferred to us all of their rights, title and interest and duties, liabilities and obligations under that certain Senior Secured, Super-Priority Debtor-In-Possession Loan and Security Agreement entered into by the Debtors and Oramed on August 9, 2023, to provide the Senior DIP Facility. On September 21, 2023, the Debtors’ aggregate outstanding obligation under the Senior DIP Facility was $101,875,000, comprised of $100,000,000 of principal, $875,000 accrued and unpaid interest and $1,000,000 in fees and expenses payable under the Senior DIP Facility.

The foregoing summary of the Oramed DIP Assumption does not purport to be complete and is qualified in its entirety by reference to the full text of the Oramed DIP Assumption, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Credit Bid Pay-Off Letter

Pursuant to the Sorrento SPA, in connection with acquiring the Purchased Securities, we made a credit bid, on a dollar-for-dollar basis, pursuant to Section 363(k) of the Bankruptcy Code, in respect of the obligations of the Debtors under the Loan Agreement, accrued and outstanding as of September 21, 2023 for the Credit Bid Amount. As noted above, the Credit Bid Amount is part of the Purchase Price for Purchased Securities. On September 21, 2023, we entered into a letter agreement (the “Pay-Off Letter”) with the Debtors, pursuant to which, upon Closing (as defined in the Sorrento SPA), the Loan Agreement, that certain Intellectual Property Security Agreement, dated as of July 28, 2023, by the Debtors in our favor, any other Loan Document (as defined in the Loan Agreement) and any other notes, security agreements, mortgages, pledge agreements, guarantees or other agreements, documents, certificates or instruments related thereto automatically terminated, and all obligations thereunder were paid and discharged in full.

The foregoing summary of the Pay-Off Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the Pay-Off Letter, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Legal Fee Assumption Letter Agreement

In connection with the Legal Fee Assumption in accordance with the Sorrento SPA, we and Sorrento entered into a letter agreement (the “Letter Agreement”) on September 21, 2023, pursuant to which, among other things, we agreed to assume all of Sorrento’s obligations for certain legal fees and expenses in the aggregate amount of approximately $12.25 million.

The foregoing summary of the Letter Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Letter Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Settlement Agreement

On September 15, 2023, we, Cove Lane Onshore Fund, LLC (“Cove Lane”), HBC Investments LLC (“HBC” and together with Cove Lane, the “Investors” and each an “Investor”) and Hudson Bay Capital Management LP (“Hudson Bay” and collectively with the Investors, the “Hudson Bay Parties” and each a “Hudson Bay Party”) entered into a settlement agreement (the “Settlement Agreement”).

Previously, in contemplation of entering into a financing agreement, we and Hudson Bay entered into a confidential term sheet for senior secured convertible notes and warrants on or around August 17, 2023 (the “HB Term Sheet”) and we and the Hudson Bay Parties entered into that certain Letter Agreement, dated August 22, 2023 (the “HB Letter Agreement”). Additionally, we and the Investors entered into that certain Securities Purchase Agreement (the “HB Purchase Agreement”), dated August 24, 2023, pursuant to which we agreed to issue and sell, and the Investors agreed to purchase and acquire, up to an aggregate of $118,557,000 in principal amount of our Senior Secured Convertible Debentures due, subject to the terms therein, one year from their date of issuance, and warrants to purchase shares of our Common Stock.

Pursuant to the Settlement Agreement, the HB Purchase Agreement was terminated, the parties acknowledged that the HB Term Sheet has expired, been superseded and is of no further force and effect and we and each of the Hudson Bay Parties released claims related to the HB Term Sheet, HB Letter Agreement and the HB Purchase Agreement. Further, we agreed, among other things, that the amounts paid by us to the Investors prior to the date thereof, which amounts are comprised of $8,650,000 (including $150,000 for legal fees of Hudson Bay), in connection with a proposed transaction with the Hudson Bay Parties, were properly earned by the Investors and were not subject to clawback by us.

Additionally, pursuant to the Settlement Agreement, in full and complete satisfaction of our remaining obligations under the HB Letter Agreement, we agreed to, upon the earlier of (i) the date that is two business days following the consummation of transactions contemplated by the Sorrento SPA and (ii) December 31, 2023, issue shares of our Common Stock to Cove Lane and HBC having a value equal to $255,000 and $495,000, respectively, with the number of shares issuable to each of Cove Lane and HBC determined by dividing such respective amounts by the “Minimum Price” as defined under Rule 5635(d) of the Nasdaq Stock Market Rules as of the date of issuance, rounded down to the nearest whole share. On September 25, 2023, we issued an aggregate of 474,683 shares of our Common Stock, consisting of 161,392 shares of Common Stock to Cove Lane and 313,291 shares of Common Stock to HBC. We agreed to register such shares by the earlier of (i) the date that is 30 days following the consummation of the transactions contemplated by the Sorrento SPA and (ii) December 31, 2023.

Lastly, pursuant to the Settlement Agreement and subject to the certain requirements and exceptions included therein, until January 13, 2024, upon the issuance by us of Common Stock or common stock equivalents for cash consideration, indebtedness or a combination thereof in a financing transaction, Cove Lane and HBC have the right to participate in such a financing up to an amount equal to 11.22% and 21.78%, respectively, of the amount of such financing.

The foregoing description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Settlement Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Bankruptcy Court Order Regarding Short Positions in our Common Stock

On July 18, 2023, the Bankruptcy Court entered an order approving the offering by Sorrento of the shares of our Common Stock that it holds to parties holding short interests in shares of our Common Stock (the “Dividend Short Holders”). Pursuant to the order, Sorrento offered the Dividend Short Holders the exclusive opportunity to purchase (the “Short Position Offering”) restricted Scilex stock for the sole purpose of covering their short positions in our Common Stock and to the extent applicable, delivering the borrowed shares to the lenders thereof. The Short Position Offering terminated on August 2, 2023, however no Dividend Short Holders acquired restricted Scilex stock directly from Sorrento.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento, together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. While we were majority-owned by Sorrento, we were not a debtor in Sorrento’s voluntary Chapter 11 filing. As of September 30, 2023, Sorrento no longer holds a majority of the voting power of our outstanding capital stock entitled to vote. As of September 30, 2023, we had a $3.2 million receivable from Sorrento, which was fully reserved. We evaluate the collectability of this receivable on a quarterly basis.

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
•
costs related to outside consultants.

We expect our research and development expenses to increase, as we will incur incremental expenses associated with our product candidates that are currently under development and in clinical trials. Product candidates in later stages of clinical development generally have higher development costs, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect to incur significant research and development expenses in connection with our Phase 3 clinical trials for SEMDEXA, our ongoing Phase 2 clinical trials for SP-103, and initiation of Phase 2 trials for SP-104.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs related to our contract sales force, salaries and other related costs, including stock-based compensation, for personnel in our executive, marketing, finance, corporate and business development and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs, and allocated expenses from Sorrento for director and officer insurance as well as employee health benefits through the consummation of the transactions pursuant to the Sorrento SPA on September 21, 2023.

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

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments includes the remeasurement of the convertible debentures (the “Convertible Debentures”) issued to YA II, Ltd. (“Yorkville”) pursuant to that certain securities purchase agreement dated as of March 21, 2023, between Yorkville and us (the “Securities Purchase Agreement”) and the Oramed Note. See Note 4 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense

Interest expense for the nine months ended September 30, 2023 consists of interest related to the Revolving Facility. Interest expense for the nine months ended September 30, 2022 consists of interest related to the senior secured notes issued by Scilex Pharma in September 2018 (the “Scilex Pharma Notes”) and related party note payables to Sorrento.

Loss (Gain) on Foreign Currency Exchange

Loss (gain) on foreign currency exchange relates to foreign exchange losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations For the Three Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Changes
Statements of Operations Data:
Net revenue	$10,117	$11,377	$(1,260)
Operating costs and expenses:
Cost of revenue	3,392	3,611	(219)
Research and development	4,072	1,237	2,835
Selling, general and administrative	40,431	16,119	24,312
Intangible amortization	1,027	1,026	1
Total operating costs and expenses	48,922	21,993	26,929
Loss from operations	(38,805)	(10,616)	(28,189)
Other (income) expense:
Gain on derivative liability	(4,245)	(500)	(3,745)
Change in fair value of debt and liability instruments	449	—	449
Gain on debt extinguishment, net	—	(33,433)	33,433
Interest expense, net	513	1,858	(1,345)
Loss (gain) on foreign currency exchange	7	(31)	38
Total other income	(3,276)	(32,106)	28,830
(Loss) income before income taxes	(35,529)	21,490	(57,019)
Income tax benefit	—	(11)	11
Net (loss) income	$(35,529)	$21,501	$(57,030)

Comparison of the Three Months Ended September 30, 2023 and 2022

Net Revenue

Net revenue for the three months ended September 30, 2023 and 2022 was $10.1 million and $11.4 million, respectively. The decrease of $1.3 million was driven by an increase in rebates, offset by an increase in gross product sales of ZTlido by approximately 50% and the launch of ELYXYB with sales commencing in April 2023.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2023 and 2022 was $3.4 million and $3.6 million, respectively. The decrease of $0.2 million was primarily due to a decrease in royalty expense of $0.4 million offset by an increase in gross revenue of approximately 47% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Increase (Decrease)
SP-102
Contracted R&D	$965	$25	$940
Personnel	63	—	63
Other	19	66	(47)
Total SP-102	1,047	91	956
SP-103
Contracted R&D	910	769	141
Personnel	286	(251)	537
Other	74	531	(457)
Total SP-103	1,270	1,049	221
SP-104
Contracted R&D	312	97	215
Personnel	155	—	155
Other	41	—	41
Total SP-104	508	97	411
GLOPERBA
Contracted R&D	173	—	173
Personnel	182	—	182
Other	28	—	28
Total GLOPERBA	383	—	383
ELYXYB
Contracted R&D	533	—	533
Personnel	271	—	271
Other	60	—	60
Total ELYXYB	864	—	864
Total Research and Development Expenses	$4,072	$1,237	$2,835

Research and development expenses for the three months ended September 30, 2023 and 2022 were $4.1 million and $1.2 million, respectively. The $2.9 million increase was primarily attributed to costs associated with planning for the Phase 2 clinical trial of SP-104, planning for the Phase 3 clinical trial of SP-102, and development costs of our new products GLOPERBA and ELYXYB in the third quarter of 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2023 and 2022 were $40.4 million and $16.1 million, respectively. The increase of approximately $24.3 million was primarily due to a $12.3 million increase in advisory expenses, which primarily includes an aggregate of $9.4 million fees paid to the Hudson Bay Parties (which amount includes shares of Common Stock worth approximately $0.8 million), a $6.8 million increase in personnel expense due to increase in headcount, a 7% merit increase starting January 2023, and the stock-based compensation from January 2023 equity grants, a $1.1 million increase in marketing expense, a $0.9 million increase in contracted services, a $1.9 million increase in legal, travel, and insurance expenses, a $0.5 million increase in directors’ and officers’ insurance expenses after becoming publicly traded in November 2022 and a $0.8 million increase in other expenses in the three months ended September 30, 2023.

Intangible Amortization Expense

Intangible amortization expense for each of the three months ended September 30, 2023 and 2022 was $1.0 million. No changes were observed between the comparable periods.

Gain on Derivative Liability

Gain on derivative liability for the three months ended September 30, 2023 and 2022 was $4.2 million and $0.5 million, respectively. The gain recognized during the three months ended September 30, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the private placement warrants that we assumed from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”). The gain recognized during the three months ended September 30, 2022 was attributed to the change in the fair value of the derivative liability pertaining to the Scilex Pharma Notes, described in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K, due to revised sales forecasts.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the three months ended September 30, 2023 and 2022 was $0.4 million and nil, respectively. The change in fair value of $0.4 million during the three months ended September 30, 2023 was attributed to the Convertible Debentures and the Oramed Note. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million, of which the principal amount of $9.0 million remained outstanding as of September 30, 2023. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million.

Gain on Debt Extinguishment, Net

Gain on debt extinguishment, net for the three months ended September 30, 2023 and 2022 was nil and $33.4 million, respectively. The gain recognized during the three months ended September 30, 2022 was attributed to the early paydown provision under such Scilex Pharma Notes of $39.7 million in September 2022 (see Note 7 titled “Debt” included in the Annual Report on Form 10-K for additional information).

Interest Expense, Net

Interest expense for the three months ended September 30, 2023 and 2022 was $0.5 million and $1.9 million, respectively. The decrease was attributed to the repayment of Scilex Pharma Notes in September 2022 and the conversion of related party notes payable to Sorrento that were outstanding as of the closing of the Business Combination into shares of Preferred Stock and Common Stock in November 2022 in connection with the closing of the Business Combination. Interest expense for the three months ended September 30, 2023 consists of interest related to the Revolving Facility.

Results of Operations For the Nine Months Ended September 30, 2023 and 2022

The following tables summarize our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Changes
Statements of Operations Data:
Net revenue	$33,281	$26,115	$7,166
Operating costs and expenses:
Cost of revenue	11,160	6,284	4,876
Research and development	10,012	6,457	3,555
Selling, general and administrative	96,121	41,371	54,750
Intangible amortization	3,080	2,896	184
Total operating costs and expenses	120,373	57,008	63,365
Loss from operations	(87,092)	(30,893)	(56,199)
Other (income) expense:
Loss (gain) on derivative liability	1,090	(5,300)	6,390
Change in fair value of debt and liability instruments	4,197	—	4,197
Gain on debt extinguishment, net	—	(28,634)	28,634
Interest expense, net	517	8,596	(8,079)
Loss (gain) on foreign currency exchange	30	(39)	69
Total other expense (income)	5,834	(25,377)	31,211
Loss before income taxes	(92,926)	(5,516)	(87,410)
Income tax expense (benefit)	5	(36)	41
Net loss	$(92,931)	$(5,480)	$(87,451)

Comparison of the Nine Months Ended September 30, 2023 and 2022

Net Revenue

Net revenue for the nine months ended September 30, 2023 and 2022 was $33.3 million and $26.1 million, respectively. The increase of $7.2 million was driven by the increase in gross product sales of ZTlido by approximately 56% and launch of ELYXYB with sales commencing in April 2023, offset by an increase in rebates.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2023 and 2022 was $11.2 million and $6.3 million, respectively. The increase of $4.9 million was primarily due to an increase in gross revenue of approximately 61% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, and royalty expense of $6.1 million in the nine months ended September 30, 2023 that started to accrue in the second quarter of 2022.

Research and Development Expenses

The following table summarizes research and development expenses by project for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase (Decrease)
SP-102
Contracted R&D	$1,230	$1,329	$(99)
Personnel	212	250	(38)
Other	48	82	(34)
Total SP-102	1,490	1,661	(171)
SP-103
Contracted R&D	3,681	3,520	161
Personnel	883	272	611
Other	330	796	(466)
Total SP-103	4,894	4,588	306
SP-104
Contracted R&D	583	208	375
Personnel	444	—	444
Other	109	—	109
Total SP-104	1,136	208	928
GLOPERBA
Contracted R&D	319	—	319
Personnel	546	—	546
Other	80	—	80
Total GLOPERBA	945	—	945
ELYXYB
Contracted R&D	745	—	745
Personnel	677	—	677
Other	125	—	125
Total ELYXYB	1,547	—	1,547
Total Research and Development Expenses	$10,012	$6,457	$3,555

Research and development expenses for the nine months ended September 30, 2023 and 2022 were $10.0 million and $6.5 million, respectively. The $3.5 million increase was primarily attributed to the costs associated with planning for Phase 2 clinical trials of SP-104 and development costs of our new products GLOPERBA and ELYXYB for the nine months ended September 30, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2023 and 2022 were $96.1 million and $41.4 million, respectively. The increase of approximately $54.7 million was primarily due to a $17.6 million increase in advisory expenses, which primarily includes an aggregate of $9.4 million fees paid to the Hudson Bay Parties (which amount includes shares of Common Stock worth approximately $0.8 million), a $14.3 million increase in personnel expense due to increase in headcount, a 7% merit increase starting January 2023 and new stock-based compensation from January 2023 equity grants, a $9.4 million increase in legal expenses primarily related to an assumption of third party legal fees and expenses in connection with recent financing transactions, a $4.5 million increase in contracted services, a $3.1 million increase in marketing expense, a $1.4 million increase related to bad debt reserve, a $1.3 million increase in directors’ and officers’ insurance expenses after becoming publicly traded in November 2022, a $1.2 million increase in travel and business development expenses, and a $1.9 million increase in other expenses.

Intangible Amortization Expense

Intangible amortization expense for the nine months ended September 30, 2023 and 2022 was $3.1 million and $2.9 million, respectively. The increase of $0.2 million is related to the amortization of the acquired exclusive license of GLOPERBA.

Loss (Gain) on Derivative Liability

Loss (gain) on derivative liability for the nine months ended September 30, 2023 and 2022 was $1.1 million and $(5.3) million, respectively. The loss recognized during the nine months ended September 30, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, repurchased from Sorrento in connection with the Sorrento SPA, and transferred to Oramed pursuant to the Scilex-Oramed SPA. The gain recognized during the nine months ended September 30, 2022 was attributed to the change in the fair value of the derivative liability pertaining to the Scilex Pharma Notes, described in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K, due to revised sales forecasts.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the nine months ended September 30, 2023 and 2022 was $4.2 million and nil, respectively. The change in fair value of $4.2 million during the nine months ended September 30, 2023 was attributed to the Convertible Debentures and the Oramed Note. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million, of which the principal amount of $9.0 million remained outstanding as of September 30, 2023. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million.

Gain on Debt Extinguishment, Net

Gain on debt extinguishment, net for the nine months ended September 30, 2023 and 2022 was nil and $28.6 million, respectively. The gain recognized during the nine months ended September 30, 2022 was attributed to Scilex Pharma’s repurchase of the Scilex Pharma Notes of $20.0 million and $41.4 million in February 2022 and June 2022, respectively, as well as the early paydown provision of such Scilex Pharma Notes of $39.7 million in September 2022 (see Note 7 titled “Debt” included in the Annual Report on Form 10-K for additional information).

Interest Expense, Net

Interest expense for the nine months ended September 30, 2023 and 2022 was $0.5 million and $8.6 million, respectively. The decrease was attributed to the repayment of Scilex Pharma Notes in September 2022 and the conversion of related party notes payable to Sorrento that were outstanding as of the closing of the Business Combination into shares of Preferred Stock and Common Stock in November 2022 in connection with the closing of the Business Combination. Interest expense for the nine months ended September 30, 2023 consists of interest related to the Revolving Facility.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of approximately $2.0 million.

We have funded our operations primarily through the Yorkville financing pursuant to the A&R Yorkville Purchase Agreement (as defined below), the B. Riley financing pursuant to the B. Riley Purchase Agreement (as defined below), the Revolving Facility, the issuance of the Convertible Debentures and the issuance of the Oramed Note in 2023. We also have deferred consideration related to the GLOPERBA license acquired in 2022. The following table summarizes the aggregate indebtedness of these issuances as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Oramed Note (Outstanding Principal Balance: $101.9 million)	$106,252	$—
Convertible Debentures (Outstanding Principal Balance: $9.0 million)	8,970	—
Revolving Facility	6,932	—
Deferred Consideration with Romeg	3,517	3,651
Total indebtedness	$125,671	$3,651

The Oramed Note

As of September 30, 2023, we have $106.3 million outstanding under the Oramed Note pursuant to the Scilex-Oramed SPA (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Convertible Debentures

As of September 30, 2023, we have $9.0 million in Convertible Debentures outstanding pursuant to the Securities Purchase Agreement (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Revolving Facility

As of September 30, 2023, we have $6.9 million outstanding under the Revolving Facility (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Deferred Consideration

As of September 30, 2023, we have $3.5 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

ZTlido and ELYXYB Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During the nine months ended September 30, 2023, Scilex Pharma made royalty payments in the amount of $5.3 million. As of September 30, 2023 and December 31, 2022, Scilex Pharma had ending balances of accrued royalty payables of $3.0 million and $2.2 million, respectively.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to the low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the nine months ended September 30, 2023, we made royalty payments in the amount of $23 thousand. As of September 30, 2023, we had ending balances of accrued royalty payables of $4 thousand.

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

Standby Equity Purchase Agreements

On November 17, 2022, we entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with Yorkville. On February 8, 2023, we entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. Pursuant to the A&R Yorkville Purchase Agreement, we have the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Original Purchase Agreement was initially declared effective by the SEC on December 9, 2022 and we are now able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein. As of September 30, 2023, we have sold 6,839,073 shares of Common Stock under the A&R Yorkville Purchase Agreement for aggregate net proceeds of approximately $26.3 million.

On January 8, 2023, we entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement”, together with the A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley principal Capital II, LLC (“B. Riley”), pursuant to which we have the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and we are now able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Convertible Debentures. As of September 30, 2023, we have sold 252,800 shares of Common Stock pursuant to advances under the B. Riley Purchase Agreement for aggregate net proceeds of approximately $1.2 million.

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

In addition to the liquidity provided by revenue generating products, advances under the A&R Yorkville Purchase Agreement, advances and additional advances under the B. Riley Purchase Agreement and the issuance of the Convertible Debentures under the Securities Purchase Agreement, as of September 30, 2023 we will receive up to an aggregate of approximately $120.4 million from the exercise of the Private Warrants and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “ SPAC Warrants”) (at an exercise price of $11.50 per share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $11.50 per share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us.

We can give no assurances that we will be able to secure additional sources of funds to support our operations on acceptable terms, or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds by issuing equity or convertible debt securities, including pursuant to the A&R Yorkville Purchase Agreement and the B. Riley Purchase Agreement, or as we have done pursuant to the Convertible Debentures and the Oramed Note, it could result in dilution to our existing stockholders or increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur additional indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to ZTlido, GLOPERBA, ELYXYB, or our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and results of operations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA or ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidates, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Our existing cash and cash equivalents, proceeds from the Revolving Facility, proceeds from the issuance of the Convertible Debentures, proceeds from the issuance of the Oramed Note, any advances made under the A&R Yorkville Purchase Agreement and any advances or additional advances made under the B. Riley Purchase Agreement may be insufficient to enable us to fund our operating expenses, capital expenditure requirements, and to service our debt obligations (whether under the Oramed Note, the Convertible Debentures or otherwise) for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash Flow Data:
Net cash used for operating activities	$(15,317)	$(20,533)
Net cash used for investing activities	(163)	(2,067)
Net cash proceeds from financing activities	15,276	20,745
Net change in cash, cash equivalents and restricted cash	$(204)	$(1,855)

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash used for operating activities was approximately $15.3 million, attributable to our net loss of $92.9 million, partially offset by other non-cash reconciling items of $20.3 million related to loss on derivative liabilities, stock-based compensation, change in fair value of debt and liability instruments, depreciation and amortization and non-cash operating lease cost, and changes in operating assets and liabilities that provided $57.3 million of cash.

For the nine months ended September 30, 2022, net cash used for operating activities was approximately $20.5 million, attributable to our net loss of $5.5 million, other non-cash reconciling items of $44.7 million related to depreciation and amortization, stock-based compensation, non-cash operating lease cost, non-cash interest for debt issuance costs and debt discount, interest payments related to the debt discount on the Scilex Pharma Notes, net loss on debt extinguishment, and a gain on derivative liabilities, partially offset by changes in operating assets and liabilities that provided $29.7 million of cash.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash used for investing activities was approximately $0.2 million,

related to payments of deferred consideration for Romeg intangible asset acquisition.

For the nine months ended September 30, 2022, net cash used for investing activities was approximately $2.1 million, attributed to cash paid for the acquisition of GLOPERBA licenses from Romeg.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was approximately $15.3 million and is primarily related to $52.6 million in gross proceeds from the Revolving Facility between Scilex Pharma and eCapital Healthcare Corp., $27.6 million in proceeds from the Standby Equity Purchase Agreements, $24.0 million in proceeds from the Convertible Debentures and $1.1 million in proceeds from the exercise of stock options and warrants, partially offset by $56.3 million repayment of the borrowings under the Revolving Facility and Convertible Debentures, $20.0 million capital distribution to Sorrento, $10.0 million cash consideration paid for the Purchased Securities, $2.0 million payment of the transaction costs related to the Scilex-Oramed SPA and the Sorrento SPA and $1.7 million payment of the transaction costs related to the Business Combination and debt issuance costs.

For the nine months ended September 30, 2022, net cash provided by financing activities was approximately $20.7 million and is primarily related to $62.5 million in proceeds from related party notes payable to Sorrento, $51.9 million in proceeds from related party payables, $9.8 million in proceeds from the revolving credit facility between Scilex Pharma and CNH Finance Fund I, L.P. (the “CNH Revolving Loan”), entered into in December 2020, $0.1 million in proceeds from the exercise of stock options, partially offset by $84.8 million repayment of the Scilex Pharma Notes and $18.8 million repayment on CNH Revolving Loan.

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

Convertible Debentures and the Oramed Note

We elected the fair value option to account for the Convertible Debentures in an aggregate principal amount of up to $25.0 million that were issued in March and April 2023 and for the Oramed Note in the principal amount of $101.9 million that was issued in September 2023. The Convertible Debentures and the Oramed Note are discussed in Note 7 titled “Debt” of the Notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These instruments are measured at fair value on a recurring basis using Level 3 inputs. We employ the Binomial Lattice Model valuation technique and a discounted cash flow model to measure the fair value of the Convertible Debentures and the Oramed Note, respectively, with any changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, except for changes due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the nine months ended September 30, 2023 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, management has concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

While we have taken actions to remediate this material weakness, including (i) recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s assessment of judgmental and technical accounting areas, (ii) conducting additional training for staff involved in judgmental and technical accounting areas, and (iii) engaging additional independent third-party technical consultants to assist in performing accounting analyses of complex transactions, completion of our remediation efforts is ongoing. As such, management has concluded the aforementioned material weakness has not been remediated as of September 30, 2023. We will continue to implement additional measures to improve our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the caption “Litigation” in Note 11 “Commitments and Contingencies” of the Notes accompanying the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
•
The terms of the Oramed Note place restrictions on our operating and financial flexibility.
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

Risks Related to Government Regulations

•
The regulatory approval processes of the FDA and comparable non-U.S. regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business, financial condition and results of operations will be substantially harmed. Moreover, gaining approval for a product candidate in one country or jurisdiction does not guarantee that we will be able to obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.
•
Any approved product candidate will be subject to ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize such products.

Risks Related to our Relationship with Sorrento

•
Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with Sorrento.
•
Our Executive Chairperson holds an executive officer position at Sorrento and devotes time to both companies. In addition, our Executive Chairperson is the chairperson of Sorrento’s board of directors. The ongoing Chapter 11 Cases could require that such executive devotes time to such proceedings, which could cause a diversion of his time and attention from our business and operations, and as a result could have a material adverse effect on our business and operations.

Risks Related to Ownership of our Common Stock

•
If our operations and performance do not meet the expectations of investors or securities analysts, the market price of our securities may decline.
•
We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
•
We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, during the applicable phase-in periods, we may rely on exemptions from certain corporate governance requirements, which may limit the presence of independent directors on our Board or committees of our Board.

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

Since our inception, we have incurred significant net losses, with net losses of $23.4 million, $88.4 million and $47.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the nine months ended September 30, 2023 and 2022, we had net losses of $92.9 million and $5.5 million, respectively. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of approximately $468.8 million and $375.9 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to the completion of the pivotal Phase 3 trial for SEMDEXA, our ongoing Phase 2 clinical trial for SP-103 and initiation of the Phase 2 trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

In addition, as Vickers was a shell company prior to the completion of the Business Combination, we are currently ineligible to use short form registration statements on Form S-3 and will not be eligible to file such a registration statement until, among other things, at least 12 calendar months have lapsed since the closing of the Business Combination. Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the Nasdaq Listing Rules, or seek other sources of capital.

*The terms of the eCapital Credit Agreement may restrict the operation of our business and limit the cash available for investment in our business operations.

The eCapital Credit Agreement provides that Scilex Pharma will be made available the Revolving Facility in an aggregate principal amount of up to $30,000,000, subject to certain terms and conditions, which facility cap may be increased at the request of Scilex Pharma and with the consent of the ABL Lender. Under the eCapital Credit Agreement, Scilex Pharma shall make interest payments monthly in arrears. We agreed to unconditionally guarantee the prompt, complete and full payment of Scilex Pharma’s obligations under the eCapital Credit Agreement. The payment and performance obligations under the eCapital Credit Agreement are also secured by a continuing security interest in Scilex Pharma’s accounts receivable, related deposit accounts and in the other “Collateral” as defined in the eCapital Credit Agreement. In addition, the eCapital Credit Agreement includes customary affirmative and negative covenants that will limit or restrict the ability of Scilex Pharma, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, enter into transactions with affiliated persons, or make investments. Pursuant to the Subordination Agreement, the parties agreed that ABL Lender’s rights and interests under the eCapital Credit Agreement and the Agents’ rights and interests under the Subsidiary Guarantee shall be secured by first priority liens on certain other collateral and second priority liens on the ABL Priority Collateral.

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

In addition, failure to comply with the covenants under the eCapital Credit Agreement, including those outside of Scilex Pharma’s control, could result in an event of default. The events of default include, among others, a change of control of Scilex Pharma. Upon an event of default, subject to notice requirements in the case of certain events of default, the commitments and other obligations of the ABL Lender under the eCapital Credit Agreement may be terminated and all amounts outstanding under the eCapital Credit Agreement may become immediately due and payable. Scilex Pharma may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the ABL Lender could seek to enforce its security interests in the collateral securing such indebtedness or other remedies available to it under the eCapital Credit Agreement or as provided by applicable law. The ABL Lender could also seek to enforce the guaranty provided by us to carry out

Scilex Pharma’s payment obligations. Any failure by Scilex Pharma or us to comply with the obligations under the eCapital Credit Agreement could have a negative effect on our business, financial condition and results of operations.

*The terms of the Oramed Note place restrictions on our operating and financial flexibility.

On September 21, 2023, we issued and sold the Oramed Note, in an aggregate principal amount of $101,875,000 pursuant to the Scilex-Oramed SPA. The Oramed Note matures on March 21, 2025 and is payable in six principal installments, with the first installment in the principal amount of $5,000,000 payable on December 21, 2023, the second installment in the principal amount of $15,000,000 payable on March 21, 2024 and the next three installments each in the principal amount of $20,000,000 payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and with the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Oramed Note) and (2) eight and one half percent (8.5%), payable in-kind on a monthly basis.

Pursuant to the Oramed Note, if the outstanding principal of the Oramed Note has not been repaid in full on or prior to March 21, 2024, an exit fee of $3,056,250 shall become fully earned with respect to the Oramed Note, which shall be due and payable on the date on which the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, the Required Holders may elect to cause all outstanding amounts under the Oramed Note to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus fifteen percent (15%) or (ii) the maximum rate permitted under applicable law.

Any voluntary prepayments of the Oramed Note occurring prior to the one year anniversary of the Oramed Closing Date are required to be paid together with a make-whole amount equal to 50% of the amount of additional interest that would accrue on the principal amount so prepaid under the Oramed Note from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, the Company is required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains certain Mandatory Prepayment Sweep provisions.

The Oramed Note contains affirmative and negative covenants binding on us and our subsidiaries which restrict, among other things, our and our subsidiaries from incurring indebtedness or liens, amending charter and organizational documents, repaying or repurchasing stock, repaying, repurchasing, or acquiring indebtedness, paying or declaring cash dividends, assigning, selling, transferring or otherwise disposing of assets, making or holding investments, entering into transactions with affiliates, and entering into settlement agreements, in each case as more fully set forth in, and subject to certain qualifications, exceptions, and “baskets” set forth in the Oramed Note. The Oramed Note also contains covenants requiring the Company to maintain a segregated bank account under specific terms and conditions, for purposes of receiving the Mandatory Prepayment Sweep, requiring SCLX JV to comply with the separateness representations and covenants in its organizational documents, and requiring our subsidiary, SCLX DRE Holdings LLC, to maintain its status as a passive holding company.

The Oramed Note contains certain customary events of default, including, without limitation a cross-default to other specified indebtedness or any other indebtedness involving an obligation of greater than $1,000,000, as well as an event of default upon a Change of Control Transaction or Fundamental Transaction (in each case, as defined in the Oramed Note). See the risk factor titled “We may not have the ability to raise the funds necessary to settle our Convertible Debentures or the Oramed Note in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Debentures” for additional information regarding such event of default provisions. The Oramed Note also contains additional events of default with respect to certain events relating to our obligations under the Oramed RRA and relating to the Penny Warrants, Transferred Warrants and/or the shares underlying the Penny Warrants or Transferred Warrants, in each case as more fully set forth in the Oramed Note.

In addition, failure to comply with the covenants under the Oramed Note could result in an event of default. The events of default include, among others, a change of control of the Company. Upon an event of default, subject to notice requirements in the case of certain events of default, all amounts outstanding under the Oramed Note may become immediately due and payable. We may not have sufficient funds or may be unable to arrange for additional financing to repay such indebtedness or to make any accelerated payments, and Oramed could seek to enforce its security interests in the collateral securing such indebtedness or other remedies available to it under the Oramed Note or as provided by applicable law. Oramed could also seek to enforce the guaranty provided by the Guarantors to carry out our payment obligations under the Oramed Note. Any failure by us to comply with the obligations under the Oramed Note could have a negative effect on our business, financial condition and results of operations.

Our outstanding indebtedness and any future indebtedness we may incur, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

*We may not have the ability to raise the funds necessary to settle our Convertible Debentures or the Oramed Note in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Debentures.

A change of control transaction triggers an event of default under the Convertible Debentures if the Convertible Debentures are not retired in connection with such change of control transaction, which will result in the full unpaid principal amount of the Convertible Debentures, together with interest and other amounts owing in respect thereof, to the date of acceleration becoming, at the election of the holders of the Convertible Debentures, immediately due and payable in cash. Similarly, a change of control transaction triggers an event of default under the Oramed Note, which will result in the full unpaid principal amount of the Oramed Note, together with interest and other amounts owing in respect thereof, to the date of acceleration becoming, at the election of the holder of the Oramed Note, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Oramed Note).

In such events or in the event of any other event of default under the Convertible Debentures or the Oramed Note, we may not have enough available cash or be able to obtain financing at the time we are required to pay cash with respect to the Convertible Debentures or the Oramed Note. In addition, our ability to pay cash upon default of the Convertible Debentures or the Oramed Note may be limited by law, regulatory authority, or any agreements governing our future indebtedness.

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

As of September 30, 2023, our cash and cash equivalents were approximately $2.0 million and we had an accumulated deficit of approximately $468.8 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of approximately $468.8 million as of September 30, 2023 and approximately $375.9 million as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to become a profitable operating company is dependent upon our ability to generate revenue and obtain financing adequate to fulfill our development and commercialization activities, and achieving a level of revenue adequate to support our cost structure. We have plans to obtain additional resources to fund our currently planned operations and expenditures through additional debt and equity financing. We will need to seek additional financing to fund our current operations, including the commercialization of ZTlido, GLOPERBA and ELYXYB as well as the development of our other material product candidates for the next 12 months. Our plans are substantially dependent upon the success of future sales of ZTlido and ELYXYB, which is still in the early stages of commercialization, and are dependent upon, among other things, the success of our marketing of ZTlido and ELYXYB and our ability to secure additional payor contracts with terms that are consistent with our business plan. If we are unable to obtain sufficient funding, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

For the years ended December 31, 2022 and 2021, the material weakness identified in our internal control over financial reporting related to ineffective control activities in the areas of revenue, business combination, debt and derivative liabilities caused by a lack of sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas. As a result of the material weakness, we hired additional accounting personnel and are implementing remediation measures including, but not limited to, performing a comprehensive assessment of accounting and finance resource requirements and hiring other personnel with sufficient accounting expertise at our company to improve the operating effectiveness of our review controls and monitoring activities, and utilizing external accounting experts as appropriate. Any potential material misstatements were identified and corrected as audit adjustments in the applicable periods and are properly reflected in our financial statements included in the Annual Report on Form 10-K. We hired a new Chief Financial Officer in May 2022 at Legacy Scilex and she served as Chief Financial Officer of the Company through September 2023. In May 2023, we appointed a Chief Accounting Officer, who became our Chief Financial Officer in September 2023. In addition, we expect to hire additional personnel with accounting expertise and utilize external accounting experts.

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

Under the Product Development Agreement and the Commercial Supply Agreement, we license the rights to ZTlido from and rely exclusively on Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of September 30, 2023, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of September 30, 2023 , neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

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

We discontinued our use of “title model” services provided by Cardinal Health 105, but expect that Cardinal Health 105 will continue to perform other third-party logistics services for us. Any disruption in the above mentioned distribution channel would adversely affect our business, financial condition and results of operations.

If we fail to achieve certain milestones in our Product Development Agreement with Itochu and Oishi, we could lose rights that are important to our business.

Certain of our existing license and supply agreements impose various milestone and other obligations on us. For example, under our Product Development Agreement with Itochu and Oishi, if our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, Itochu and Oishi have the right to terminate the Product Development Agreement if the parties are unable to resolve the concerns after 30 days of good-faith negotiation. As of September 30, 2023, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of September 30, 2023, neither Oishi nor Itochu has exercised its right of termination.

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
•
delays in subjects completing participation in a trial or returning for post-treatment follow-up, including, for example, as a result of reluctance to visit medical facilities as a result of COVID-19;
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
•
potential disruptions caused by COVID-19 (or other similar disruptions), including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented and other factors;
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

ZTlido and our product candidate, SP-103, face and will likely face competition from other prescription patches, generic topical lidocaine patches, and over-the-counter (“OTC”) lidocaine patches, including Lidoderm® (a branded, prescription 5% lidocaine patch product) (“Lidoderm”), generic lidocaine patches manufactured by Mylan N.V., Teva Pharmaceutical Industries Limited (“Teva”) and Par Pharmaceutical, Inc., and various OTC patches. Additionally, SP-103, if approved, will likely compete with various opioid pain medications, nonsteroidal anti-inflammatory drugs (“NSAIDs”), muscle relaxants, antidepressants and anticonvulsants particularly as we seek approval for the treatment of chronic neck pain.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate key executives to accomplish our business objectives, we may experience constraints that will significantly impede our ability to raise additional capital and our ability to implement our overall business strategy. In particular, we are highly dependent upon our executive officers, including Jaisim Shah, our President and Chief Executive Officer, Henry Ji, Ph.D., our Executive Chairperson, and Stephen Ma, our Chief Financial Officer. The loss of services of these executive officers could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials and the successful commercialization of ZTlido, GLOPERBA and ELYXYB. We do not carry “key person” insurance on any of our executive officers or other employees.

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

As of September 30, 2023, we had approximately 109 full-time employees. We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

While we have implemented and maintain security measures, our computer systems and those of our CROs and other contractors and consultants are vulnerable to computer viruses, unauthorized access, cybersecurity attacks, and other security incidents, including as perpetrated by hackers, or as the result of natural disasters, terrorism, war, or telecommunications or electrical failures. While we have not experienced any material system failure or security breach to date, if such an event were to occur, it could result in a material disruption of our product development programs or a loss of our trade secrets or other proprietary information. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data. To the extent that any disruption or security breach were to result in the loss of or damage to our data or applications, or the unauthorized disclosure of confidential or proprietary information, including personal data, we could incur material legal liability or be the subject of legal claims, suffer damage to our reputation, lose or harm our intellectual property rights, and delay the continued research, development and commercial efforts of ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters or some other matter, that claim could have a material adverse effect on our business, financial condition, and results of operations.

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

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2020, 2021 and 2022 due to the impacts of the COVID-19 pandemic, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, as well as the continued hostilities between Russia and Ukraine and, more recently Hamas’ attack against Israel and the ensuing conflict. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the repeal of certain provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2020 (the “ACA”), may decrease the demand for healthcare services and pharmaceuticals. If fewer patients seek medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, Russia’s invasion of Ukraine and sanctions against Russia are causing disruptions to global economic conditions. The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is not possible to predict the broader consequences of these ongoing conflicts. It is also not possible to predict with certainty these ongoing conflicts and additional adverse effects on existing U.S. macroeconomic conditions and financial markets, all of which could impact the business, financial condition, and results of operations of the Company as well as our ability to raise capital. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, the closure of any additional national or regional commercial banks could lead to further economic instability.

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

The Product Development Agreement imposes various development, regulatory and/or commercial diligence obligations, payments and other obligations. Oishi and Itochu have the right to terminate the Product Development Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of September 30, 2023, Scilex’s net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of September 30, 2023, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement is terminated for certain reasons, such as our material breach of the agreement, our bankruptcy, or lack of economic viability, we will be required to transfer all licensed intellectual property rights, including those relating to ZTlido and SP-103, to Oishi and Itochu or their designee, at our own cost and expense. The loss of such licenses could materially harm our business, financial condition and results of operations.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and key personnel. For example, on June 22, 2022, we filed a complaint against Aveva Drug Delivery Systems, Inc., Apotex Corp. and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida alleging infringement of certain Orange Book patents covering ZTlido. See the section of this Quarterly Report on Form 10-Q titled “Business — Legal Proceedings” for additional information regarding such proceedings. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our business, financial condition and results of operations. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the PTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the Biden administration recently indicated its support for a proposal at the World Trade Organization to waive patent rights with respect to COVID-19 vaccines. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments could have a material adverse effect on our competitive position, business, financial condition and results of operations. For example, recent decisions raise questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have been issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but, the complexity and uncertainty of European patent laws has also increased in recent years. For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize ZTlido, GLOPERBA and ELYXYB, or develop and commercialize one or more of our product candidates. For example, Takeda filed the Gloperba Patent Litigation against us on November 6, 2023, alleging that our filing with the FDA of an application for approval of a proposed revision to the product label for our Gloperba product infringed the Colcrys Patents. Takeda is seeking an order that the effective date of any FDA approval of our labeling revision be no earlier than the expiration date of the Colcrys Patents, and such further and other relief as the court may deem appropriate. The filing of the complaint subjects us to a 30-month stay, preventing us from selling Gloperba under a revised label (but not from selling Gloperba under its current label) during that time. The stay could last as long as until May 6, 2026, unless the litigation is resolved before that time. See the section of this Quarterly Report on Form 10-Q titled “Business – Legal Proceedings” for additional information regarding such proceedings. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, cease marketing ZTlido, GLOPERBA or ELYXYB, or developing our product candidates, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of ZTlido, GLOPERBA or ELYXYB or our product candidates, if approved. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further commercialize ZTlido, GLOPERBA or ELYXYB, or develop and commercialize one or more of our product candidates, which could harm our business, financial condition and results of operations significantly.

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

Risks Related to Government Regulations

The regulatory approval processes of the FDA and comparable non-U.S. regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business, financial condition and results of operations will be substantially harmed. Moreover, gaining approval for a product candidate in one country or jurisdiction does not guarantee that we will be able to obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.

The time required to obtain marketing approval from the FDA or comparable non-U.S. regulatory authorities for a product candidate is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities, and its outcome is inherently uncertain. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, we believe that the data from our Phase 3 CLEAR trial will be sufficient to support a 505(b)(2) NDA submission for SEMDEXA. However, the FDA may disagree and may require us to conduct additional clinical studies before we are able to submit the NDA, even though we believe the data from the CLEAR trial are adequate. Our future success depends on our ability to develop, receive regulatory approval for, and introduce new products or product enhancements that will be accepted by the market in a timely manner.

The FDA or comparable non-U.S. regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

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
•
such authorities may decline to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or comparable non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition and results of operations. In addition, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our product candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Other than an NDA submitted for ZTlido in the United States, which was approved by the FDA in February 2018, we have not previously submitted an NDA to the FDA for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if our clinical trials are successful. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval of a product candidate by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, the clinical trials conducted in one country, and the data generated therefrom, may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. If we do not receive regulatory approvals for our product candidates, our business, financial condition and results of operations will be substantially harmed.

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

The FDA recently responded to our citizen’s petition by denying it in light of the new administrative order process under the CARES Act for considering OTC drug products. In February 2021, we filed a complaint against certain manufacturers of OTC lidocaine patches to seek an award of damages and the entry of injunctive relief enjoining further dissemination of such false and deceptive advertisement. That litigation is currently scheduled for trial in December 2023. On June 22, 2022, we filed a complaint against Apotex alleging patent infringement of certain Orange Book patents covering ZTlido (“ZTlido Patents”). This lawsuit followed the filing by Apotex of an Abbreviated New Drug Application (“ANDA”), seeking approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleging that the ZTlido Patents are invalid, unenforceable and not infringed. We are seeking, among other relief, an order that the effective date of an FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031. Apotex is subject to a 30-month stay preventing them from selling a generic version. The stay should expire no earlier than

November 11, 2024. Trial in this patent litigation has been scheduled for June 3, 2024. See the section of this Quarterly Report on Form 10-Q titled “Business – Legal Proceedings” for additional information regarding such proceedings.

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

A product sponsor may apply for fast track designation from the FDA if a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition. The FDA has broad discretion whether or not to grant this designation. We have received fast track designation for SEMDEXA for the treatment of sciatica and SP-103 for the treatment of chronic neck pain. Even though SEMDEXA and SP-103 have received fast track designation, we may not experience a faster process, review or approval compared to conventional FDA procedures. A fast track designation does not expedite clinical trials, or mean that regulatory requirements are less stringent or provide assurance of ultimate marketing approval by the FDA. Instead, fast track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review of individual sections of an NDA submitted to the FDA as they become finalized. The FDA may rescind the fast track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA may also withdraw any fast track designation at any time.

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

Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business, financial condition and results of operations. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of manufacturing facilities in 2020. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, U.S. states are constantly adopting new laws or amending existing laws relating to data privacy and security and consumer protection, which requires our frequent attention. For example, the CCPA creates new individual privacy rights for California consumers and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with a private right of action in connection with certain types of security incidents. The CCPA has been amended by the CPRA, which largely took effect on January 1, 2023. The CPRA also created a new state agency (the CPPA) vested with authority to implement and enforce the CCPA. New implementing regulations are expected to be introduced by the CPPA. Virginia also recently enacted a similar state privacy law, the Virginia Consumer Data Privacy Act (the “VDCPA”), and Colorado, Connecticut and Utah also have similar laws in place. The Iowa Consumer Data Protection Act will go into effect on January 1, 2025. On May 1, 2023, Indiana became the seventh state to pass similar data privacy legislation, the Indiana Data Privacy Law, which will become effective January 1, 2026. The Tennessee Information Protection Act, enacted on May 11, 2023, will go into effect on July 1, 2024. On May 19, 2023, Montana became the ninth state to enact a comprehensive consumer privacy law, the Montana Consumer Data Privacy Act, which goes into effect October 1, 2024. New legislation enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The effects on our business of the CCPA, VDCPA, and other similar state privacy laws and general consumer protection authorities are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to so comply. Privacy laws and regulations are constantly evolving and there are a number of legislative proposals at both the state and federal levels that could impose new obligations or limitations in areas affecting our business.

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

In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. Under either program, civil monetary penalties could be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due. Furthermore, the Inflation Reduction Act of 2022 (the “IRA”), PL 117-169, seeks to limit manufacturers’ price increases for drugs reimbursed by Medicare, to not more than the rate of inflation, at least where those increases would otherwise affect payments under Medicare. Under the provisions, beginning in October 2022, if a manufacturer increases the price of a drug reimbursed under Medicare by more than the rate of inflation (as measured by the consumer price index), the manufacturer must pay rebates to the federal government, equal to the amount by which the increase exceeds the rate of inflation in the relevant period.

Congress could also enact additional changes that affect our overall rebate liability and the information we report to the government as part of price reporting calculations. The IRA also requires the U.S. Department of Health and Human Services (“HHS”) to negotiate prices for a limited number of single-source brand-name drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D (starting in 2026) and Part B (starting in 2028). The number of drugs affected is limited to ten Part D drugs for 2026, another fifteen Part D drugs for 2027, another fifteen Part D and Part B drugs for 2028, and another twenty Part D and Part B drugs for 2029 and later years. On August 29, 2023, HHS announced the list of the ten drugs for which negotiations will occur. Drugs that are less than 9 years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval or licensure date are excluded from the negotiation process. Small biotech drugs, defined as those which account for 1% or less of Part D or Part B spending and account for 80% or more of spending under each part on that manufacturer’s drugs, are also excluded until 2029. CMS has issued initial guidance on the implementation of the provisions.

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

Our operations are subject to certain anti-corruption laws, including the FCPA, and other anti-corruption laws that apply in countries where we conduct business, including performing clinical trials. The FCPA and other anti-corruption laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to foreign government officials or other persons to obtain or retain business or gain some other business advantage. We, our commercial partners and our affiliates operate in a number of jurisdictions that pose a risk of potential FCPA violations and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

Additionally, on September 30, 2020, California enacted Assembly Bill 979 (“AB 979”), which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities”. A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California was required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. On April 1, 2022, the Superior Court of California for the County of Los Angeles entered an order striking down AB 979, holding that the statute violates the Equal Protection Clause of the California Constitution. On June 6, 2022, a notice of appeal was filed. On September 16, 2022, the appellate court ruled to temporarily stay enforcement of the trial court’s order, which prevented the California Secretary of State from collecting diversity data on corporate disclosure forms pursuant to AB 979, pending a further order of the appellate court. On December 1, 2022, the appellate court vacated the temporary stay order and on February 3, 2023, a record on appeal was filed and such appeal is currently pending. To the extent that this ruling of the appellate court permits the Secretary of State of California to collect and report diversity data, we may be required to comply with additional disclosure requirements. In June 2023, the federal district court for the Eastern District of California granted the plaintiffs a summary judgment and determined that AB 979 was unconstitutional on its face. The Eastern District of California’s decision is currently on appeal. Litigation regarding AB 979 will continue.

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

Mr. Jaisim Shah, Dr. Henry Ji, Mr. Dorman Followwill, Mr. David Lemus and Dr. Alexander Wu serve on our Board. Mr. Jaisim Shah and Dr. Henry Ji, who are our executive officers, are also members of the board of directors of Sorrento (and in the case of Dr. Henry Ji, the positions of President, Chief Executive Officer and Chairman of the board of directors of Sorrento).

While our Board has determined that Mr. Dorman Followwill, Mr. David Lemus and Dr. Alexander Wu are “independent directors” within the meaning of applicable regulatory and stock exchange requirements in the United States, each of Mr. David Lemus, Mr. Dorman Followwill and Dr. Alexander Wu have served, and continue to serve, as directors of Sorrento (and in the case of Mr. Dorman Followwill, the Lead Independent Director of Sorrento). In May 2022, pursuant to a bill of sale and assignment and assumption agreement (the “Bill of Sale”), Sorrento sold, conveyed, assigned and transferred to us all of its rights, title and interest in and to the delayed burst release low dose naltrexone formulation asset and intellectual property rights that it had previously acquired from Aardvark. When Sorrento had previously purchased such assets from Aardvark, it also purchased shares of Aardvark’s Series B Preferred Stock, resulting in Sorrento holding approximately 9.4% of Aardvark’s ownership interest as of September 30, 2023. Also as part of such investment, Dr. Henry Ji joined the board of directors of Aardvark in May 2021.We may enter into commercial arrangements with Aardvark in the future and Sorrento and Aardvark may also enter into more commercial arrangements in the future.

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

*Our Executive Chairperson holds an executive officer position at Sorrento and devotes time to both companies. In addition, our Executive Chairperson is the chairperson of Sorrento’s board of directors. The ongoing Chapter 11 Cases could require that such executive devotes time to such proceedings, which could cause a diversion of his time and attention from our business and operations, and as a result could have a material adverse effect on our business and operations.

Dr. Henry Ji is our Executive Chairperson and also serves as President, Chief Executive Officer and Chairman of the board of directors of Sorrento. The amount of time that Dr. Ji devotes to us varies day-to-day and week-to-week depending on the then current needs and demands of each company’s business, transactions each company may be evaluating, and other corporate matters. So long as the proceedings related to the Chapter 11 Cases continue, Dr. Ji may be required to devote additional time and effort dealing with the reorganization of Sorrento instead of focusing on our business operations. Such diversion of management attention could have a material adverse effect on our business and operations.

Risks Related to Ownership of our Common Stock

*The market price of our Common Stock may fluctuate significantly, and investors in our Common Stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to November 9, 2023, our closing stock price ranged from $1.26 to $14.80. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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
•
our relationship with Sorrento;
•
general political and economic conditions, including the wars in Ukraine and Israel;
•
effects of natural or man-made catastrophic events;
•
effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic; and
•
other events or factors, many of which are beyond our control, such as the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions.

Further, the global equity markets in general have recently experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock. Price volatility of our Common Stock might worsen if the trading volume of our Common Stock is low. In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against the Company, could cause us to incur substantial costs and divert management’s attention and resources from our business. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors”, could have a dramatic and material adverse impact on the market price of our Common Stock.

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

On December 30, 2022, Sorrento announced that its board of directors authorized Sorrento to dividend to Sorrento equityholders of record as of January 9, 2023 an aggregate of 76,000,000 shares of our Common Stock that were held by Sorrento. Such shares were initially subject to a lock-up restriction prohibiting the sale, pledge or other transfer until May 11, 2023. Such lock-up restriction was extended to March 31, 2024 by court order in the Chapter 11 Cases.

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

We may issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our Common Stock or, alternatively, may have dividend, liquidation or other preferences to our Common Stock. The issuance of additional equity securities, whether upon conversion of the Convertible Debentures into Common Stock or pursuant to the B. Riley Purchase Agreement, the A&R Yorkville Purchase Agreement (pursuant to each of which we may also sell up to $500 million of shares of our Common Stock, or an aggregate of $1.0 billion, as more fully described elsewhere in this Quarterly Report on Form 10-Q) or otherwise, will dilute the holdings of existing stockholders and may reduce the share price of our Common Stock.

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
•
provide that directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our capital stock entitled to vote thereon, voting together as a single class;
•
prohibit stockholder action by written consent;
•
provide that special meetings may only be called by or at the direction of the Chairperson of the Board, the Board or the Chief Executive Officer;
•
provide that any alteration, amendment or repeal, in whole or in part, of any provision of the Bylaws by our stockholders will require the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our capital stock entitled to vote thereon, voting together as a single class; and
•
establish advance notice requirements for nominations for elections to the Board and for proposing matters that can be acted upon by stockholders at stockholder meetings.

Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. We are governed by Section 203 of the DGCL, except that the restrictions on business combinations of Section 203 of the DGCL will not apply to Sorrento or its current or future Affiliates (as defined in the Certificate of Incorporation) regardless of its percentage ownership of our Common Stock. These provisions could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions they desire, including actions that our stockholders may deem advantageous. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.

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

*We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, during the applicable phase-in periods, we may rely on exemptions from certain corporate governance requirements, which may limit the presence of independent directors on our Board or committees of our Board.

Previously, Sorrento beneficially owned, in the aggregate more than 50% of the combined voting power for the election of our Board. However, on September 21, 2023, in connection with the Equity Repurchase Transaction, we acquired (by delivery to SCLX JV) the following securities from Sorrento: (A) 60,068,585 shares of Common Stock, (B) 29,057,097 shares of Preferred Stock, and (C) Warrants exercisable for 4,490,617 shares of Common Stock (which constitutes the entirety of the holdings of our capital stock that was held by Sorrento, other than the 1,917,210 additional shares of Common Stock held by Sorrento in abeyance for the benefit of certain holders of warrants to purchase shares of common stock of Sorrento). As a result of the consummation of the Equity Repurchase Transaction, Sorrento no longer controls a majority of the voting power of our outstanding capital stock and at such time we ceased to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. As a result, we are subject to additional corporate governance requirements, including the requirements that: (i) a majority of our board of directors consist of independent directors, (ii) our board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) director nominees must be selected or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or a nominating and corporate governance committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Nasdaq Listing Rules provide for phase-in periods for these requirements (including that each such committee consist of a majority of independent directors within 90 days of no longer being a “controlled company”), but we must be fully compliant with the requirements within one year of the date on which we cease to be a “controlled company.”

As of September 30, 2023, a majority of the directors on our Board are independent, and each of the directors serving on our audit, nominating and corporate governance and compensation committees are independent. We also adopted formal written charters for each of our audit, nominating and corporate governance, and our compensation committees at the closing of the Business Combination. While as of September 30, 2023, we are in compliance with the additional Nasdaq corporate governance requirements listed above, we may be unable to retain the number of independent directors needed to comply with such rules during the transition period. Moreover, until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

On March 27, 2020, then-President Trump signed into law the CARES Act, which included certain changes in tax law (including to the TCJA) intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. On August 16, 2022, President Biden signed the IRA into law, which contained certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations, an excise tax of 1% on certain corporate stock buy-backs, and an excise tax with respect to certain drug sales for failing to offer a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. The impact of these tax reforms on holders of our Common Stock is uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Common Stock.

Our Warrants are exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2023, outstanding SPAC Warrants to purchase an aggregate of 10,958,309 shares of our Common Stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. The exercise price of these SPAC Warrants is $11.50 per share. As of September 30, 2023, none of the outstanding Penny Warrants to purchase an aggregate of 13,000,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $0.01 per share.

To the extent the Penny Warrants become exercisable and such Penny Warrants and/or the SPAC Warrants are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. With respect to the SPAC Warrants, there is no guarantee that the SPAC Warrants will ever be in the money prior to their expiration, and as such, the SPAC Warrants may expire worthless. See below risk factor, “The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.”

*The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.

As of September 30, 2023, the exercise price for our SPAC Warrants is $11.50 per share of Common Stock. On November 9, 2023, the closing price of our Common Stock on the Nasdaq Capital Market was $1.29. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

In addition, the SPAC Warrants were issued in registered form under the Warrant Agreement between Continental, as warrant agent, and Vickers. The Warrant Agreement provides that the terms of the SPAC Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of a majority of the then-outstanding SPAC Warrants to make any change that adversely affects the interests of the registered holders of SPAC Warrants. Accordingly, we may amend the terms of the SPAC Warrants in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. Although our ability to amend the terms of the SPAC Warrants with the consent of majority of the then-outstanding SPAC Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the SPAC Warrants, convert the SPAC Warrants into cash, shorten the exercise period, or decrease the number of shares of our Common Stock purchasable upon exercise of a SPAC Warrant.

We may redeem any unexpired SPAC Warrants prior to their exercise at a time that is disadvantageous to you, thereby making the SPAC Warrants worthless.

We have the ability to redeem outstanding SPAC Warrants (other than Private Placement Warrants still held by the initial purchasers thereof) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per SPAC Warrant, provided that the closing price of our Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on each of the 20 trading days within any 30-trading-day period commencing after the SPAC Warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given. If and when the SPAC Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding SPAC Warrants could force the holders thereof to: (i) exercise such SPAC Warrants and pay the exercise price therefor at a time when it may be disadvantageous for a holder to do so; (ii) sell such SPAC Warrants at the then-current market price when a holder might otherwise wish to hold such SPAC Warrants; or (iii) accept the nominal redemption price that, at the time the outstanding SPAC Warrants are called for redemption, is likely to be substantially less than the market value of such Warrants.

In addition, we may redeem the SPAC Warrants (other than Private Placement Warrants still held by the initial purchasers thereof) at any time after they become exercisable and prior to their expiration for a number of shares of our Common Stock determined based on the fair market value of our Common Stock. The value received upon exercise of the SPAC Warrants (1) may be less than the value the holders would have received if they had exercised their SPAC Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the SPAC Warrants.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In September 2023, we issued an aggregate of 125,559 shares of Common Stock (the “B. Riley Shares”) pursuant to advances under the B. Riley Purchase Agreement, for aggregate net proceeds of approximately $0.2 million. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Standby Equity Purchase Agreements”.

In July 2023 and September 2023, we issued and aggregate of 4,671,469 shares of Common Stock (the “Yorkville Shares”) pursuant to advances under the A&R Yorkville Purchase Agreement, for aggregate net proceeds of approximately $11.2 million. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Standby Equity Purchase Agreements”.

Neither the issuance of the B. Riley Shares or the issuance of the Yorkville Shares was registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

Repurchase of Equity Securities

On September 21, 2023, we and Sorrento entered into and consummated the transactions contemplated by the Sorrento SPA, pursuant to which, among other things, we repurchased from Sorrento (i) 60,068,585 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock, and (iii) warrants exercisable for 4,490,617 shares of Common Stock, each with an exercise price of $11.50 ((i) through (iii) collectively, the “Repurchased Securities”). The aggregate consideration for the Repurchased Securities was (i) $100,000,000, which such amount was satisfied by our assumption of the Debtors’ outstanding obligations under the Senior DIP Facility, (ii) a credit bid, on a dollar-for-dollar basis, pursuant to Section 363(k) of the Bankruptcy Code, in respect of any and all amounts of principal and accrued but unpaid interest outstanding, and any other obligations of the Debtors, in each case, under the Junior DIP Facility as of September 21, 2023, (iii) $10,000,000 in cash and (iv) the assumption and assignment of certain obligations of Sorrento for legal fees and expenses in the approximate amount of $12.25 million. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Transactions with Oramed Pharmaceuticals Inc. and Sorrento Therapeutics, Inc.”.

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

4.2

Form of Scilex Holding Company Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

4.3

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

10.1

Settlement Agreement, dated September 15, 2023, by and among Scilex Holding Company, Cove Lane Onshore Fund, LLC, HBC Investments LLC and Hudson Bay Capital Management LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 21, 2023).

10.2

Consulting Agreement, dated as of September 20, 2023, by and between Scilex Holding Company and Elizabeth Czerepak (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 22, 2023).

Exhibit Number	Description
10.3#

Securities Purchase Agreement, dated September 21, 2023, by and between Scilex Holding Company, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.4

Registration Rights Agreement, dated September 21, 2023, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.5#

Subsidiary Guarantee, dated September 21, 2023, made by certain of the Company’s subsidiaries in favor of the holders of that certain Senior Secured Promissory Note dated as of the date thereof due March 21, 2025 in the original aggregate principal amount of $101,875,000 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.6

Security Agreement, dated September 21, 2023, by and among Scilex Holding Company, the Subsidiaries of the Company party thereto, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.7

Subordination Agreement, dated September 21, 2023, by and among eCapital Health Corp., Scilex Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.8#

Stock Purchase Agreement, dated September 21, 2023, by and between Scilex Holding Company and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.9

Assignment, Assumption and Release Agreement, dated September 21, 2023, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and Scintilla Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.10#

Letter Agreement, dated September 21, 2023, by and among Scilex Holding Company, Sorrento Therapeutics, Inc. and Scintilla Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.11#

Letter Agreement, dated September 21, 2023, by and between Scilex Holding Company and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.12+*	Severance and Change of Control Agreement, dated as of November 8, 2023, by and between Jaisim Shah and Scilex Holding Company.

10.13+*	Severance and Change of Control Agreement, dated as of November 9, 2023, by and between Henry Ji and Scilex Holding Company.

10.14+*	Severance and Change of Control Agreement, dated as of November 8, 2023, by and between Stephen Ma and Scilex Holding Company.

31.1+	Certification of Jaisim Shah, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Jaisim Shah, Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document.

Exhibit Number	Description

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

November 14, 2023	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

November 14, 2023

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)