Form 10-K
period 2023-12-31
Scilex Holding Co
filed 2024-03-12
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

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

Based upon the closing sale price of the registrant’s common stock on June 30, 2023 (the last trading day of the registrant’s second fiscal quarter of 2023), as reported on the Nasdaq Capital Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $479.56 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 7, 2024, the registrant had 166,189,835 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SCILEX HOLDING COMPANY

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2023

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

•
our ability to prevent, respond to, and recover from a cybersecurity incident;
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

Our commercial products are: (i) ZTlido® (lidocaine topical system) 1.8%, a prescription lidocaine topical product approved by the U.S. Food and Drug Administration (the “FDA”) for the relief of neuropathic pain associated with postherpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain; (ii) ELYXYB®, a potential first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults; and (iii) GLOPERBA®, the first and only liquid oral version of the anti-gout medicine colchicine indicated for the prophylaxis of painful gout flares in adults, expected to launch in the first half of 2024. In addition, we have three product candidates: (i) SP-102 (10 mg, dexamethasone sodium phosphate viscous gel) (“SEMDEXA™”), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica for which we have completed a Phase 3 study; (ii) SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which we have completed a Phase 2 trial in low back pain (“LBP”) in the third quarter of 2023; and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022 and a Phase 2 clinical trial is expected to commence in 2024. We believe our currently approved products and future product candidates, if approved by the FDA, could uniquely address what we believe are the significant unmet needs of the targeted populations and become the preferred treatment option for their respective indications.

Our guiding principle has always been and remains a patient-first approach, which drives our mission to meet the increasing global demand for more effective and safer non-opioid pain management solutions. Through rigorous research and development, we believe we are on the cusp of establishing Scilex as the preeminent name in commercial non-opioid pain management, specifically targeting the unmet needs in both acute and chronic pain sectors with our innovative and leading therapies. We believe that we have not only responded to the global demand for safer, more effective pain relief solutions, but also made substantial progress in demonstrating the rapid onset and enhanced safety of our products.

Our Products

We launched our first commercial product, ZTlido® (lidocaine topical system) 1.8% in October 2018. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. ZTlido is a single-layer, drug-in-adhesive topical delivery system comprised of an adhesive material containing 36 mg lidocaine, which is applied to a pliable nonwoven cloth backing and covered with a polyethylene terephthalate film release liner. ZTlido is commercially manufactured for us by Oishi Koseido Co., Ltd. (“Oishi”) in Japan. We license the rights to ZTlido from and rely exclusively on Oishi and Itochu Chemical Frontier Corporation (“Itochu”) pursuant to the Product Development Agreement (the “Product Development Agreement”) dated as of May 11, 2011, by and among Scilex Pharmaceuticals Inc., our wholly owned subsidiary (“Scilex Pharma”), Oishi and Itochu, and the Commercial Supply Agreement (the “Commercial Supply Agreement”), dated as of February 16, 2017, by and among Scilex Pharma, Oishi and Itochu. We have exclusive worldwide rights to Oishi’s proprietary formulation and manufacturing technologies except with respect to Japan. In 2023, there were more than 182 million prescription lidocaine patches sold in the United States, according to Symphony Healthcare.

We launched our second commercial product, ELYXYB® in April 2023. We acquired the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB® (celecoxib oral solution) and the commercialization thereof in the United States and Canada from BioDelivery Sciences International, Inc. and Collegium Pharmaceutical, Inc. in February 2023. ELYXYB® is a potential first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults. We filed a New Drug Submission to Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for the approval of ELYXYB® for acute treatment of migraine with or without aura in Canada.

We expect to launch our third commercial product, GLOPERBA, in the first half of 2024. We acquired certain rights to GLOPERBA on June 14, 2022, when we entered into a License and Commercialization Agreement (the “Romeg Agreement”) with RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”). Pursuant to the Romeg Agreement, among other things, Romeg granted us (1) the right to manufacture, promote, market, distribute and sell pharmaceutical products comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans in the United States, and (2) an exclusive, transferable license to use the trademark “GLOPERBA®”. GLOPERBA is an FDA-approved, oral medication for the treatment of gout in adults. Gout is a painful arthritic disorder affecting an estimated 9.2 million people in the United States. Gout pain can be excruciating and is a form of inflammatory arthritis that develops in some people who have high levels of uric acid in their blood. It can cause sudden severe episodes of pain and can be disabling with tenderness, warmth and swelling. Non-steroidal anti-inflammatory drugs, colchicine and corticosteroids are used a majority of time as the first line to treat acute gout. The U.S. is observed to have a high prevalence of gout, owing to lifestyle issues such as high alcohol intake, obesity, and smoking. We expect to commercialize GLOPERBA in the first half of 2024 and believe we are well positioned to market and distribute the product. We have a direct distribution network to national and regional wholesalers and pharmacies throughout the U.S. For more information on Scilex, please see the section titled “Business — Material Agreements — Romeg License and Commercialization Agreement.”

Our Product Candidates

We acquired SP-102 from Semnur Pharmaceuticals, Inc. (“Semnur”) in March 2019 and are developing SP-102 to be an injectable viscous gel formulation of a widely used corticosteroid designed to address the serious risks posed by off-label epidural steroid injections (“ESI”), which are administered over 12 million times annually in the United States. SEMDEXA™ has been granted fast track designation by the FDA and, if approved, could become the only FDA-approved ESI for the treatment of sciatica. According to a report by Decision Resources Group, it was estimated that over 4.8 million patients would suffer from sciatica in the United States in 2022. We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. Increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. SP-103 received FDA Fast Track status in LBP. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study of ZTlido in patients with chronic neck pain completed in the second half of 2023, which also has shown promising top-line efficacy and safety results. Scilex is planning to initiate Phase 2/3 trial in chronic neck pain in 2024. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of chronic neck pain. We are developing SP-104 as a novel delayed-release formulation of low-dose naltrexone hydrochloride for the treatment of fibromyalgia, which remains a largely unmet medical need given the low response rates of commercially available therapies. Naltrexone is routinely used off-label to treat fibromyalgia. There are no low-dose formulations commercially available in the United States. Our patented formulation is designed to overcome undesirable effects of immediate release naltrexone, such as hyperalgesia, dysphoria, nausea, anxiety and insomnia.

We are focused on identifying treatment options for pain management with established mechanisms that have deficiencies in safety, efficacy or patient experience. We believe this approach allows us to potentially leverage the regulatory approval pathway available under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act for each of our product candidates.

The following chart illustrates completed and anticipated milestones for our current commercial products and novel product candidates.

Our Strategy

Our vision is to become the leading pain management company delivering novel non-opioid and non-addictive treatments to provide safe, effective and durable relief of multiple pain conditions. To accomplish this, the principal elements of our strategy are the following:

•
Maximize the commercial potential of ZTlido®. We have assembled an integrated commercial organization using a dedicated sales force and sales management team, marketing and managed care capabilities to support continued uptake of ZTlido. We leverage a sales force of approximately 60-70 people, targeting over 10,000 primary care physicians, pain specialists, neurologists, rheumatologist, and palliative care physicians who we believe treat the majority of PHN patients. Additionally, we are utilizing direct-to-patient marketing strategies to expand awareness and utilization of ZTlido. Our managed healthcare account executives have extensive experience in negotiating contracts and have already achieved significant uptake by adding ZTlido to key formularies such as CVS Caremark/Aetna Commercial, Cigna HealthCare (commercial and Medicare plans), Express Scripts (commercial), United Healthcare Commercial, Optum Rx Select Commercial, Anthem Blue Cross Blue Shield (“BCBS”), BCBS Louisiana and Kansas, Lifetime/Excellus BCBS, MedImpact, CareFirst, Elixir Commercial and Medicaid in California, Florida, Idaho, and North Dakota.
•
Commercialize and successfully continue launch of ELYXYB® for migraine in the U.S. We will utilize our current commercial infrastructure comprised of our sales, marketing and managed health care functions to promote ELYXYB for acute migraine to healthcare providers (“HCPs”) in the U.S. market. There is a good degree of overlap between the current Scilex sales force HCP targets and HCPs who prescribe medications for acute migraine, allowing for efficient dual promotion of ELYXYB and ZTlido. The principal elements of the ELYXYB strategy are the following:
o
Educate the market on the need for and value of a novel and differentiated option for the treatment of acute migraine, where a high degree of unmet medical need already exists. We will leverage our in-person sales field forces, medical affairs teams, and omni-channel HCP engagement campaigns to drive awareness of ELYXYB features and benefits.
o
Broaden access to ELYXYB. Our managed healthcare account executives will negotiate contracts with key payer and pharmacy stakeholders to achieve uptake to key formularies.

•
Commercialize and successfully re-launch GLOPERBA® for gout in the U.S. We will utilize our current commercial infrastructure comprised of our sales, marketing, and managed health care functions to promote GLOPERBA® for gout to approximately 3,000 HCPs in the U.S. market. We anticipate a good degree of overlap between the current HCPs that we target and HCPs who prescribe colchicine for gout, allowing for efficient dual promotion of GLOPERBA and ZTlido. The principal elements of the GLOPERBA strategy are as follows:

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

•
Develop and commercialize SEMDEXATM as a novel epidural injection for the first approved treatment of sciatica. We are developing SEMDEXA to address the limitations associated with the available corticosteroid epidural injectable products that are used off-label. Many of these products contain potentially neurotoxic preservatives and particulates, and are administered over 12 million times annually despite a warning on the label of serious neurologic complications, including loss of vision, stroke, paralysis and death. These products carry warnings required by the FDA that the safety and efficacy of epidural administration has not been established. SEMDEXA has received fast track designation from the FDA and, if approved, could become the first FDA-approved epidural steroid product with long-term patent protection, which we also believe would create significant barriers to entry. Due to the novelty of our formulation as well as the associated patents and trade secrets, future potential competitors could be required to conduct extensive preclinical studies and costly comparative clinical trials. A full 6-month data analysis was completed in February 2022 and we have completed a pivotal Phase 3 study with final results received in March 2022, which results reflect achievement of primary and secondary endpoints. We have extensive clinical and pre-clinical data (including those obtained from multiple Phase 2 clinical trials) with the novel viscous gel formulation of SP-102. We expect to present the robust data collected over the course of our multi-year clinical development program to the FDA as part of a New Drug Application (“NDA”). We also presented the pivotal Phase 3 trial results at the American Society of Interventional Pain Physicians annual meeting in Las Vegas, Nevada in May 2022.

•
Pursue clinical development of SP-103 for the first approved topical treatment in patients with chronic neck pain. We are developing SP-103 as a triple-strength lidocaine topical system for the treatment of chronic neck pain, to be used where we believe a high-dose strength and superior adhesive qualities of a topical system may provide a greater therapeutic benefit than currently available therapies. SP-103 is designed to use ZTlido’s delivery and adhesion technology to deliver a dose of lidocaine that is three times higher than any other approved lidocaine topical products. We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. The increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. SP-103 received FDA Fast Track status in LBP. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study of ZTlido in patients with chronic neck pain completed in the second half of 2023, which also has shown promising top-line efficacy and safety results. Scilex is planning to initiate Phase 2/3 trial in chronic neck pain in 2024. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of chronic neck pain.

•
Pursue clinical development of SP-104 for the treatment of fibromyalgia, which has very few approved therapies that are marginally effective and have unpleasant side-effects. We are developing SP-104 for fibromyalgia. Low-dose naltrexone hydrochloride delayed-release capsules are routinely used off-label to treat fibromyalgia and other chronic pain conditions such as complex regional pain. SP-104 addresses the shortcomings of using the high-dose commercial products and pharmacy-compounded products by delivering a low-dose of naltrexone hydrochloride (approximately 11 times less than the commercial product) in a delayed-release formulation that bypasses the stomach and releases the drug in the gut (upper intestine). These product characteristics mitigate against the known safety issues associated with the high-dose commercial products and immediate release pharmacy-compounded products, and the overall reliability issues associated with pharmacy-compounded products. SP-104 has completed two Phase 1 studies to characterize the pharmacokinetics (“PK”) and safety of the product, and we expect to commence Phase 2 studies in 2024.

•
Expand our product portfolio by developing or acquiring non-opioid assets that leverage our novel delivery and adhesion technologies and our existing commercial infrastructure. We are continuously evaluating opportunities to leverage our research and development experience to develop non-opioid therapeutics for pain management indications that are not adequately served with existing treatment options. We also seek to in-license or acquire non-opioid therapeutics that can both complement our existing product portfolio and benefit from our existing commercial infrastructure. In evaluating marketed and clinical-stage expansion opportunities, we intend to pursue therapeutics that address markets served by our established target physician audience and that can be commercialized by our existing sales force.

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

Our Management Team

We have assembled a management team of experienced biopharma industry veterans, who have deep scientific, business and leadership expertise in the pharmaceutical industry, as well as strong transactional and business development track records.

Our management team is led by our Chief Executive Officer and President, Jaisim Shah, with strategic guidance from our Executive Chairperson, Henry Ji, Ph.D. They collectively have over 60 years of global biopharmaceutical and biotechnology experience.

Jaisim Shah has over 30 years of industry success in leading product development and commercializing innovative therapies and creating companies, with documented success in development and commercialization of some of today’s most recognized pharmaceutical brands. He is a seasoned life science executive and board director with extensive accomplishments at Bristol-Myers Squibb, Roche, PDL Biopharma, Sorrento Therapeutics, Inc. (“Sorrento”), Pfizer/Upjohn, Scilex, and start-ups such as Elevation and Semnur Pharmaceuticals. Mr. Shah has been Chief Executive Officer and President of Semnur Pharmaceuticals (acquired by Scilex Pharma) since its inception in 2013. He has served as Chief Executive Officer and President of Legacy Scilex and Scilex Pharma since March 2019 and of Scilex since November 2022. Mr. Shah also serves on the board of directors of Sorrento and Scilex. Most recently, Mr. Shah served as Chief Business Officer of Elevation Pharmaceuticals where he focused on financing, business strategy, mergers and acquisitions, and business development. He led the sale of Elevation to Sunovion Pharmaceuticals in 2012. At Facet Biotech and PDL BioPharma, he served from 2000 to 2009 as Chief Business Officer and also held the position of senior vice president of marketing and medical affairs. During this time, he completed numerous licensing/partnering and strategic transactions including with Roche, Bristol-Myers Squibb, Otsuka, and Biogen Idec. His leadership in marketing and portfolio management, including leading the commercial enterprise, helped the company make large improvements to meet its profitability potential. At Bristol-Myers Squibb, as vice president of global marketing from 1997 to 2000, Mr. Shah received the “Presidents Award” for completing one of the most significant collaborations in the company’s history. Prior to working with Bristol-Myers Squibb, Mr. Shah led international marketing for oncology and virology and was a global business leader for corporate alliances at Roche from 1991 to 1997 with Genentech and IDEC, and prepared products for worldwide launch and pre-launch at F. Hoffman-La Roche AG in Switzerland. He has played a key role in the formulation of long-range plans and pre-launch and launch strategies for brands such as Abilify®, Pegasys®, and Rituxan/MabThera®, each of which have generated well over $1 billion in sales. Dr. Henry Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento’s intellectual property. Our Chief Financial Officer, Stephen Ma, has more than 15 years of finance and operational expertise across pharmaceuticals and venture-backed biotechnology companies. Our research efforts are guided by highly experienced scientists and experts. Our management team contributes a diverse range of experiences from leading biopharmaceutical companies, including Allergan, Inc., Bristol-Myers Squibb Company, Teva Pharmaceuticals Industries Ltd., Novartis Pharmaceuticals, Cephalon, Inc., Roche AG, PDL BioPharma, Inc., Xenoport, Inc. and Chiron Corp. With this leadership, we believe we are well positioned to achieve our vision of becoming the leading pain management company delivering novel non-opioid and non-addictive treatments to provide safe, effective and durable relief of multiple pain conditions.

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

Prescription Lidocaine Patch Market Overview

Prescription lidocaine patches are approved by the FDA as a local anesthetic and are generally used as a first-line treatment for the relief of neuropathic pain associated with PHN. PHN is a chronic neuropathic pain syndrome that results as a complication following an infection of herpes zoster, also known as shingles. Herpes zoster symptoms resolve after a few weeks, but the pain caused by the nerve injury and surrounding the affected area can persist for months and sometimes years. According to Evaluate Ltd., there were over 3.5 million people living with PHN conditions in the United States in 2021. Lidocaine patches have also been used in patients with other types of pain, such as diabetic neuropathy, osteoarthritis and pain associated with surgery, cancer or trauma, and often in patients with LBP.

In 2023, there were more than 182 million prescription lidocaine patches sold in the United States, according to Symphony Healthcare. Of this number of prescriptions, there are only six main lidocaine patch manufacturers, which accounted for approximately 90% of the total prescriptions, according to Symphony Healthcare. We believe that the PHN market will continue to expand with the introduction of our lidocaine topical system, ZTlido, which is supported by our commercial organization, by prescribing trends away from opioid use, and by continued growth in the population of patients aged 45 years and older who are at greater risk of suffering from PHN. Unlike Lidoderm, the FDA has not determined that any other products are therapeutically equivalent to ZTlido, and accordingly, a prescription for ZTlido may not be able to be substituted by a generic product.

Current Treatment Landscape and Limitations of Existing Treatments

The recommended first-line treatment for the relief of neuropathic pain associated with PHN includes topical lidocaine, gabapentinoids (which have been associated with the potential for abuse as well as numerous adverse events), antidepressants and a multi-modal approach. Topical lidocaine and gabapentinoids are preferred for combination therapies due to their low propensity for drug-to-drug interactions. For example, an eight-week combination use with pregabalin (Lyrica) has been proven to reduce pain in half for patients who had inadequate relief on monotherapy, despite titration of pregabalin to effect. This efficacy boost was achieved without tolerability issues or adding to side effects.

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

The safety of lidocaine patches is well supported in medical literature. Unlike transdermal medications that are designed to achieve systemic drug levels via absorption through the skin or mucosal membrane, leading to effects away from the application site, topical lidocaine has a local effect at the site of application. Because drug application is localized to the immediate area surrounding the patch, systemic absorption from a topical patch is low, reducing the risk of systemic side effects and lowering the potential for drug interactions relative to other systemic pharmacologic therapies. Due to the low systemic exposure and minimal systemic side effects reported in clinical trials, we believe a topical lidocaine patch is well suited for patients being treated with multiple medications or at a higher risk of side effects, including the elderly or those with chronic conditions. As a localized treatment, lidocaine patches have been used concomitantly with other medications in patients for whom monotherapy is inadequate. Furthermore, we believe medication administered topically rather than orally can improve patient compliance.

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

The following figure depicts data derived from FAERS as of December 31, 2023:

For many of the competing lidocaine patches, a common drawback is the usage of hydrogel technology that limits the overall pharmaceutical efficiency of the product, requiring more total drug to be loaded into the patch to deliver a sufficient amount of drug to achieve a therapeutic effect. For example, Lidoderm has a drug load of 700 mg drug but only delivers 3± 2% of that drug load. Consequently, adhesive thickness must be increased in order to have a drug load sufficient to deliver a therapeutic dose of drug to the skin. As adhesive thickness increases, the product’s pliability can be compromised to the extent that the patch loses adhesion as the skin moves and wrinkles through normal patient activity. The weight of the hydrogel patches (largely due to high water content) further contributes to the challenge in maintaining adhesion.

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

The proprietary adhesive system utilized for ZTlido allows for a more efficient delivery of the drug from the patch to the skin. This was supported by a clinical study in which ZTlido achieved a bioequivalent dose of lidocaine while using a reduced drug load (36 mg for ZTlido versus 700 mg for Lidoderm). The drug delivery efficiency of ZTlido lessens the danger of accidental exposure. After 12 hours after application, ZTlido contains approximately 18 mg of residual lidocaine. In comparison, each Lidoderm patch leaves over 650 mg in the patch at the end of the 12-hour administration period. If improperly disposed of, the residual drug poses a risk of accidental exposure to a toxic amount of lidocaine to children, pets and others, although the risk with this formulation has not been evaluated.

The drug delivery efficiency of ZTlido also enables it to be manufactured as a thinner product relative to Lidoderm and Teva’s generic lidocaine patch. We strategically leveraged this property of ZTlido by utilizing a thin patch design with a nonwoven backing cloth that allows for better adhesion of the product. The improved adhesion performance, thinner profile and incorporation of a flexible backing material allows for a product that maintains contact with the skin in contoured areas of the body when encountering torsional strains arising from normal body movements and during contact with clothing and bedding. While Mylan’s generic lidocaine patch is also thinner than Lidoderm, it incorporates a film backing material that makes the product inflexible with body movements, contributing to its rapid loss in adhesion.

The adhesion profile of ZTlido allows the product to be used under moderate exercise conditions (tested in 4 sessions of 30-minutes of stationary bike exercise, cumulatively 2 hours) as captured in the ZTlido label. No ZTlido patches fell off during the entire 12-hour administration period. Lidoderm and the associated generics have not produced any public data on the use of their products by active pain patients under such conditions. ZTlido is also labeled to allow patients to shower and bathe while wearing the patch, which is supported by an adhesion or PK study showing that, while some degree of lifting is observed in these environments, the patches were able to be pressed back down or reattached in the cases where the product completely detached, with no clinically meaningful change in PK. In contrast, Lidoderm and the associated generics are labeled with the effects of water exposure being unknown.

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

We launched ZTlido in October 2018 with support from an integrated commercial organization using a dedicated sales force and sales management, marketing and managed care capabilities. We market ZTlido through a dedicated sales force of approximately 65 people, targeting over 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We are utilizing a multi-channel marketing strategy to expand awareness and utilization of ZTlido. Our managed healthcare account executives have achieved success in adding ZTlido to key formularies, including CVS Caremark/Aetna Commercial, Cigna HealthCare (commercial and Medicare plans), Express Scripts (commercial and most Medicare plans), United

Healthcare Commercial, Optum Rx Select Commercial, Anthem BCBS, BCBS Louisiana and Kansas, Lifetime/Excellus BCBS, MedImpact, CareFirst, Elixir Commercial and Medicaid in California, Florida, Idaho, and North Dakota. We believe the benefits of ZTlido, combined with our competitive pricing strategy and our active direct marketing efforts, have driven, and will continue to drive, accelerated sales growth and increased market uptake.

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

Sciatica Market Overview

A particularly debilitating complication of back pathology is sciatica, which is a condition caused by mechanical compression of the nerve root, or by the effects of inflammatory mediators arising from a degenerative disc that results in inflammation and damage to the nerve roots. This nerve root compression in the lumbar segment of the spine causes shock-like or burning LBP combined with pain radiating down along the sciatic nerve through the buttocks and down one leg, sometimes reaching the foot. This often severe and debilitating leg pain is usually associated with symptoms of neuropathy-like numbness and tingling. The estimated lifetime incidence of sciatica ranges from 10% to 40% of the U.S. population, and about one-third of these cases will develop symptoms lasting over a year. According to a report by Decision Resources Group, it was estimated that over 4.8 million patients would suffer from sciatica in the United States in 2022.

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

We have completed a pivotal Phase 3 Corticosteroid Lumbar Epidural Analgesia (“CLEAR”) trial, which was designed to evaluate the safety and efficacy in the proposed indication. The CLEAR clinical trial is a randomized, double-blind, placebo-controlled Phase 3 trial that enrolled 401 patients with sciatica at over 40 sites across the United States, with a primary objective to evaluate the analgesic effect on average leg pain (as measured by the Numeric Pain Rating Scale in the affected leg) following a single epidural injection of SP-102, compared to an intramuscular injection of placebo over four weeks. A full 6-month data analysis was completed in February 2022 and we announced final results from the study in March 2022, which results reflect achievement of primary and secondary endpoints. We also presented the pivotal Phase 3 trial results at the American Society of Interventional Pain Physicians annual meeting in Las Vegas, Nevada in May 2022.

The Phase 3 CLEAR trial summary results, which results reflect achievement of primary and majority of secondary endpoints, are as follows:

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

•
There were no adverse events (“AEs”) of special interest reported, such as paraplegia, hematoma, or infection at the injection site, which are associated with the off-label use of non-approved injectable steroid preparations. Of the 354 patients receiving at least a single injection of SP-102, there were 125 (35.3%) patients experiencing treatment emergent adverse events (“TEAEs”), with 32 (9.0%) patients experiencing treatment-related AEs, 16 (4.5%) patients experiencing medication-related AEs, 23 (6.5%) patients experiencing procedure-related AEs, four (1.1%) patients experiencing serious AEs, and one (0.3%) patient experiencing AEs related to early withdrawal. Of the 47 patients only receiving a single placebo injection (and no repeat injection of SP-102), there were 14 (29.8%) patients experiencing TEAEs with (i) two (4.3%) patients experiencing treatment-related AEs, (ii) two (4.3%) patients experiencing medication-related AEs, (iii) one (2.1%) patient experiencing procedure-related AEs, (iv) one (2.1%) patient experiencing serious AEs, (v) one (2.1%) patient experiencing AEs related to early withdrawal, and (vi) one (2.1%) patient death. TEAEs occurring in ≥ two percent of patients were headache (SP-102: 13 (6.4%), 17 events; placebo: 11 (5.5%), 11 events), injection site pain (SP-102: 4 (2.0%), four events; placebo: zero (0.0%), 0 events), upper respiratory tract infection (SP-102: two (1.0%), 2 events; placebo: four (2.0%) events), sinusitis (SP-102: 4 (2.0%), four events; placebo zero (0.0%), 0 events) and hypertension (SP-102: four (2.0%), four events; placebo: one (0.5%), two events). The C.L.E.A.R trial also established the safety of repeat injections, as patients who experienced moderate-to-severe radicular pain between 4 and 23 weeks were allowed to receive open-label additional SP-102 (SEMDEXA™) injection. The safety analysis was comparable between treatment groups through 4, 12 and 24 weeks of study period.

Phase 3 SP-102 C.L.E.A.R Trial - Primary Endpoint

SP-103 (lidocaine topical system) 5.4%

We are developing SP-103 to be a triple-strength, non-aqueous lidocaine topical system for the treatment of chronic neck pain. SP-103 leverages the same adhesive drug delivery formulation and manufacturing as ZTlido along with comparable backing material, perforated release liner and container-closure system. The increase in drug load is offset by a corresponding decrease in the adhesive diluent.

In addition to our Phase 2 trial in acute LBP using SP-103, we recently completed an investigator-initiated research study at Johns Hopkins University in the second half of 2023, investigating ZTlido in patients with chronic non-radicular neck pain. Both studies were the same size, enrolling 76 subjects and provided important insight for potential Phase 3 planning for SP-103.

While the Phase 2 trial in acute LBP had demonstrated an effect in a subpopulation of patients who had acute LBP associated with more severe muscle spasms, the investigator-initiated randomized, crossover, placebo-controlled trial showed substantial reduction of average daily pain in general population of patients with chronic non-radicular neck pain following the application of ZTlido. We believe that the application of one SP-103 patch (which is three times stronger than ZTlido) in the area of neck pain has the potential for better and more reliable pain relief due to greater drug load and skin penetration. We therefore plan to prioritize further potential development of SP-103 for the treatment of chronic non-radicular neck pain as an initial indication for product registration.

Given that lidocaine patches are frequently used for other types of neuropathic and musculoskeletal nociceptive pain, we anticipate frequent use of SP-103 for these conditions. We may pursue other indications for SP-103 beyond chronic non-radicular neck pain in the future, including the neuropathic pain market and acute and chronic LBP market, summaries of which are further discussed below.

Chronic Neck Pain Market Overview

Neck pain, or cervicalgia, is one of the most common pain presentations in U.S. and the fourth leading cause of disability. Approximately 52.9 million adults suffer from chronic neck pain in the United States. The prevalence rate of neck pain is estimated at more than 20% of the U.S. adult population. Neck pain was responsible for job absences among 25.5 million Americans, who missed an average of 11.4 days of work per year. According to a 2020 Journal of the American Medical Association article, the low back and neck pain market is estimated to be approximately a $134.5 billion market.

Chronic Neck Pain: Current Treatment Landscape and Limitations of Existing Treatments

There is no one definitive treatment or standard of care for the treatment of chronic neck pain. The majority of patients with neck pain are treated non-operatively, often with alternative treatments, including such treatments as acupuncture, homeopathy, and massage. Nonsteroidal anti-inflammatory drugs (“NSAIDs”) alleviate pain by reducing inflammation and are the standard of care for pharmacological therapy for neck pain.

There are currently no competitors on the market or in development that would compete directly with SP-103 in the chronic neck pain treatment market. We believe that SP-103 has the potential to be the first and only product indicated for the treatment of neck pain.

Our Solution

Our triple-strength SP-103 is an investigational, non-aqueous lidocaine topical system undergoing clinical development in chronic neck pain. If approved, we believe that SP-103 could become the lidocaine topical product for chronic neck pain indications. All current uses of topical lidocaine products for chronic neck pain are off-label. This program builds on the learning from ZTlido because both products share the same superior adhesion and superior drug delivery formulation and manufacturing technology. We are developing SP-103 to deliver a dose of lidocaine that is at least three times higher than any approved lidocaine topical products (including the approved ZTlido, which has a drug load of 36 mg lidocaine). We manufacture SP-103 to have a drug load of 108 mg lidocaine in a similar superior adhesion as ZTlido, along with comparable backing material, perforated release liner and container-closure system.

SP-103 has demonstrated delivery of three times the level of drug of ZTlido, and consequently delivers three times the level of drug of Lidoderm and associated generics by extrapolation. SP-103 has been granted fast track designation by the FDA in LBP. We believe SP-103, if successfully developed and approved, may be able to address the limitations of prescription lidocaine patches in treating chronic neck pain by delivering a higher dose of lidocaine to the application site, but with systemic exposure of the drug remaining well below established safety thresholds. SP-103 has three times the drug load of ZTlido (108 mg versus 36 mg) in the adhesive system and can potentially deliver three times the level of the drug within a targeted area, with the convenience of a single topical system. This level of dosage for SP-103 is comparable to the maximum approved daily dosage of ZTlido, or three topical systems for up to 12 hours during a 24-hour period. By contrast, delivering higher levels of drug with other lidocaine patches is encumbered by the underlying hydrogel technology that constrains the level of drug that can be loaded into the adhesive of those products. The level of drug product in such patches can be increased only with a thicker adhesive layer, which can result in a loss of adhesion performance and flexibility. Further, increasing product dimensions can allow delivery of the drug over a larger area, but does not increase drug delivery to a localized area under the topical system.

We believe the chronic neck pain market presents an attractive commercial opportunity due to the large patient population, lack of any approved drugs and high level of unmet medical need. We believe developing and commercializing a topical non-opioid product targeting this segment of the pain population represents a commercially attractive strategy.

Potential Additional Markets

Neuropathic Pain Market Overview

Neuropathic pain is triggered as a consequence of a disease or lesion to the somatosensory nervous system, altering its structure and function. It is maladaptive, meaning that the pain can be felt in the absence of a stimulus, and responses to innocuous and noxious stimuli are pathologically amplified. Neuropathic pain affects around 7-10% of the general population.

Common causes of the condition include postsurgical and post-traumatic nerve damage or nerve pressure, vascular malformations, alcoholism, metabolic diseases such as diabetes, cancer, viral infections, and neurological diseases such as multiple sclerosis. Chronic neuropathic pain may also be associated with an underlying condition such as diabetic neuropathy or cancer, and with treatments such as chemotherapy.

Neuropathic pain often manifests as a burning sensation, with the affected regions becoming sensitive to even a slight touch. The symptoms of neuropathic pain include burning and sensations of electric shock, sleep disturbance, depression and anxiety, numbness, pins and needles, and difficulty in sensing temperatures.

Neuropathic Pain: Current Treatment Landscape and Limitations of Existing Treatments

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

According to the Centers for Disease Control and Prevention, over 75% of the 100,306 drug overdose deaths during the 12-month period ending in April 2021 involved opioids. Similarly, tricyclic antidepressants, which can be effective in managing the neuropathic pain associated with PHN, can result in significant systemic side effects and cardiotoxicity, posing risks to the elderly and patients with heart disease, epilepsy or glaucoma. These side effects make topical lidocaine products an attractive first-line treatment option from a safety perspective. The safety of lidocaine patches is well supported in medical literature. Unlike transdermal medications that are designed to achieve systemic drug levels via absorption through the skin or mucosal membrane, leading to effects away from the application site, topical lidocaine has a local effect at the site of application. Because drug application is localized to the immediate area surrounding the patch, systemic absorption from a topical patch is low, reducing the risk of systemic side effects and lowering the potential for drug interactions relative to other systemic pharmacologic therapies. Due to the low systemic exposure and minimal systemic side effects reported in clinical trials, we believe a topical lidocaine patch is well suited for patients being treated with multiple medications or at a higher risk of side effects, including the elderly or those with chronic conditions. As a localized treatment, lidocaine patches have been used concomitantly with other medications in patients for whom monotherapy is inadequate. Furthermore, we believe medication administered topically rather than orally can improve patient compliance.

While lidocaine patches have certain advantages over the treatment alternatives discussed above, certain patches have limitations that may impact efficacy. For example, poor adhesion of the patch is a leading problem for topical lidocaine patches cited in the FDA Adverse Event Reporting System (“FAERS”). Because the drug is incorporated in the adhesive for these products, patches must maintain adhesion or risk compromising the ability to deliver their full drug dose. As a result, establishing strong adhesion is a key factor for patient compliance and satisfaction. In draft guidance issued in July 2021, the FDA recommended that developers of topical and transdermal delivery systems (“TDSs”) conduct studies to characterize the adhesion performance of the product with suggested data requirements. Likewise, the FDA issued draft guidance in October 2018 outlining the adhesion data requirements for generic TDSs. This guidance, along with Scilex’s past experience with regulatory agencies, shows the FDA’s interest and the importance of adhesion performance of these products. Since SP-103 uses the same technology as ZTlido, we anticipate that SP-103 will have similar superior adhesive properties.

Acute & Chronic LBP Market Overview

The safe and effective treatment of acute and chronic LBP addresses a high unmet need and creates large market opportunities. LBP affects about 70% of people in resource-rich countries at some point in their lives. Acute and chronic LBP can be self-limiting, however. One year after an initial episode, as many as 33% of people still have moderate intensity pain and 15% have severe pain. Acute LBP has a high recurrence rate with 75% of those with a first episode having a recurrence. Although acute episodes may resolve completely, they may increase in severity and duration over time. Americans spent approximately $134.5 billion in 2016 on treating LBP and neck pain, which was the highest expenditure among 154 conditions studied by the Department of Institute for Health Metrics and Evaluation at the University of Washington.

Acute & Chronic LBP: Current Treatment Landscape and Limitations of Existing Treatments

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

SP-104 (4.5mg, low-dose naltrexone hydrochloride delayed-release capsules)

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

Our SP-104 uses delayed burst release technology that bypasses the stomach and releases the drug in the gut (upper intestine). When taking SP-104 at night before bed, peak drug levels are achieved at night during sleep, allowing the patient to avoid conscious perception of hyperalgesia and other side effects. The combination of the delayed-release and administration at night may also maximize efficacy as most endorphin/ enkephalin release is during sleep, which maximizes the product’s potential to elicit compensatory response.

We are committed to developing SP-104 for fibromyalgia. Phase 1 studies are designed to characterize the PK and safety profile of SP-104, and Scilex intends to initiate a Phase 2 study in 2024. If successful, we believe SP-104 can become a pivotal treatment for management of fibromyalgia, which represents a large commercial opportunity with high unmet demands.

Commercialization and Market Access

Sales & Marketing

We have built a robust and integrated commercial infrastructure using a dedicated sales force and sales management, marketing and managed care capabilities, to maximize the potential of our two current marketed products, ZTlido and ELYXYB, and our FDA-approved product (which we expect to launch in the first half of 2024), GLOPERBA, and to commercialize our product candidates, if approved. We are focused on achieving accelerated sales growth and increased market uptake for ZTlido in the topical lidocaine product market, where we believe we have the only actively promoted product, and ELYXYB in the migraine market. Our dedicated sales force of approximately 65 people has broad experience in pain management and is exclusively focused on promoting ZTlido and ELYXYB. Our sales representatives leverage their established relationships to call on over 10,000 target pain specialists, neurologists, select primary care providers and palliative care physicians who Scilex believes treat the majority of PHN patients and migraine patients. We believe these same call points provide treatment for the sciatica, acute LBP, and chronic neck pain patients that could benefit from SEMDEXA and SP-103, if approved. Our sales representatives typically have over 10 years of experience in promoting a broad scope of pain management products that Scilex intends to leverage as our product candidates are commercialized.

As of December 31, 2023, ZTlido had gained approximately 13.5% market share of the lidocaine patch prescription market across the territories we cover in the United States. The total prescriptions of ZTlido for the year ended December 31, 2023 grew by more than 25.3% over the year ended December 31, 2022, according to Symphony Healthcare’s national prescription data. Our experienced sales representatives and managers are supported by our marketing team, whose members have successfully launched over 20 products with large pharmaceutical, biotechnology and specialty pharmaceutical companies. Our marketing team has developed a multi-channel marketing strategy to promote the continued uptake of ZTlido by highlighting its significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We are also promoting ZTlido with a marketing campaign that engages patients seeking relief for neuropathic pain associated with PHN through social media and medical and consumer journals. Further, our marketing function is supported by an experienced analytics team that leverages its experience in forecasting and analytics to draw insights from healthcare databases to inform our marketing strategy. As part of our broader commercial strategy, our marketing analytics team is conducting market research to support the launch of SP-102, SP-103 and SP-104, if any of these candidates is approved. We believe that our sales force, supporting commercial infrastructure and established relationships with our targeted physician audience will provide a strategic advantage in pursuing potential partnerships to commercialize other non-opioid pain management therapeutics.

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

ZTlido Formulary Coverage - Over 90% of Lives Covered or In Negotiation

We utilize an outside vendor to administer a patient assistance program directed at patients with commercial insurance or those paying out-of-pocket. With the co-pay assistance program, qualifying patients do not have to pay any co-payment for their ZTlido prescription. We utilize an external vendor and train the sales force to work proactively with clinician office managers in completing required forms for prior authorization for ZTlido.

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

ZTlido Study Details

Pivotal Bioequivalence Study - SCI-LIDO-PK-002A

We conducted a comparative single-dose PK study between ZTlido and Lidoderm designed as a two-way cross-over in 54 healthy subjects. In this trial design, each subject received a single dose of three ZTlido or three Lidoderm patches followed by a washout period and the administration of the other product. The purpose of this study was to establish bioequivalence between the products, which was determined by the statistical comparability of Cmax and AUC as shown in the figure below.

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

ZTlido Demonstrated Superior Adhesion Compared to Mylan’s Generic Lidocaine Patch

PK and Adhesion Study under Exercise and Heat Conditions - SCI-LIDO-HEX-001

We conducted an open-label, randomized, three-treatment, three-sequence, three-period, cross-over, PK and adhesion performance study of three ZTlido topical systems applied to separate areas in 12 healthy, human subjects during physical exercise, exposure to heat and under normal conditions, respectively. The three treatment periods were as follows:

•
Treatment A sought to assess the PK and adhesion performance of ZTlido under physical exercise conditions. In this treatment period, subjects were instructed to perform exercise for 30 minutes on a stationary bike achieving a heart rate of 108 beats per minute, with continuous heart monitoring during exercise. Subjects were instructed to perform exercise immediately after the application of the topical system and at 2.5, 5.5 and 8.5 hours following the application of the topical system.

•
Treatment B sought to assess the PK and adhesion performance of ZTlido under heat conditions. In this treatment period, a heating pad adjusted to the medium setting was applied for 20 minutes immediately after application of the topical system and at 8.5 hours following the application of the topical system.

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

Photoallergy and Phototoxicity Studies - SCI-LIDO-PHOT0-001 and SCI-LIDO-PHOTO-002

We conducted a 6-week randomized study, SCI-LIDO-PHOTO-001, to evaluate the potential of ZTlido and its comparator, Lidoderm, to induce a photoallergic skin reaction in 54 healthy volunteers. In this study, we observed that ZTlido was not photoallergic.

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

Post-Approval Studies for ZTlido

Water Stress Study (Shower and Swimming) - SCI-LIDO-ADH-004

We conducted a single-dose study in 24 subjects to examine the adhesion and lidocaine delivery (PK) of ZTlido when it is exposed to two separate water stress conditions of (1) showering (10 minutes) and (2) swimming (15 minutes). The study showed that while some degree of product lifting was observed, the product could be pressed back down or reattached with no further diminished adhesion performance or drug delivery. This study led to a change in the product label indicating that patients may use the product while showering or bathing. This provides significant patient convenience as Lidoderm and the associated generics are labeled to avoid contact with water such as bathing, swimming or showering, as these products may not stick if they get wet. With ZTlido, patients can engage in these activities within the 12-hour administration period.

Investigator-Sponsored Studies

We plan to support several investigator-initiated research studies to evaluate the clinical benefits of using ZTlido in patients with carpal tunnel syndrome, neck pain, intercostal neuralgia and other possible indications.

SP-102 (SEMDEXA)

We have completed a Phase 3 pivotal study of SP-102. The Corticosteroid Lumbar Epidural Analgesia for Radiculopathy (“CLEAR”) study is a randomized, double-blind, placebo-controlled Phase 3 trial that enrolled 401 patients with sciatica to compare the epidural administration of SP-102 to placebo. We announced final results from this study in March 2022. We also presented the pivotal Phase 3 trial results at the American Society of Interventional Pain Physicians annual meeting in Las Vegas, Nevada in May 2022.

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

SP-102 (SEMDEXA) Study Details Phase 3 Pivotal Clinical Trial - CLEAR

We have completed a pivotal, randomized, double-blind, placebo-controlled Phase 3 trial, CLEAR, that enrolled 401 patients with sciatica at over 40 sites across the United States. The study included an open-label extension where subjects were followed for up to 24 weeks after treatment to evaluate the safety of administering SP-102 in a larger patient population. After week 4, subjects who met certain pain criteria received open-label SP-102 to investigate the safety of repeat injections and the duration of pain relief following injection. This well-controlled, randomized trial was designed to demonstrate evidence of the analgesic effect and safety of SP-102. The schematic of this Phase 3 trial is demonstrated in the flowchart below.

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

The study enrolled 19 subjects, of which 15 received repeat SP-102 epidural injections 4 to 8 weeks after the initial injection. Four of the subjects did not experience recurrent pain and thus did not require a repeat injection. The daily average, current and worst pain in the affected leg and back showed continuous reduction throughout the 28-day observation period for both treatments. Based on a preliminary review of the results, SP-102 injections were generally well tolerated and there were no new unexpected adverse events observed.

Mean Percentage Change in Sciatica-Related Leg Pain as Measured by NPRS

Phase 1 Trial of SP-102 (SEMDEXA) Compared to Reference Listed Drug - ES-1504

We conducted an open-label, single-arm, two-period, fixed sequential-dose study to evaluate the PK, PD and safety of SP-102 when administered by epidural injection. SP-102 was compared to intravenous dexamethasone sodium phosphate injection in subjects with lumbosacral radiculopathy. There were 12 subjects enrolled in this study, all of whom received SP-102 followed by the intravenous dexamethasone sodium phosphate injection (Reference Listed Drug (“RLD”)) administered one month later. A RLD is an approved drug product to which new versions are compared to show that they are bioequivalent. The purpose of this study was to establish the pharmaceutical bridge between SP-102 and the RLD. The Tmax observed with the administration of SP-102 was four hours, compared to 15 minutes observed with intravenous dexamethasone. The PD parameters and safety results of both products were similar, and SP-102 did not prolong cortisol suppression time. SP-102 also maintained analgesic effects throughout a one-month observation period.

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

This study demonstrated that at an equivalent initial dose of dexamethasone, the systemic exposure to dexamethasone following epidural injection of SP-102 did not exceed the exposure following intravenous injection of the RLD. The PD effects, measured as white blood cell count, cortisol levels and glucose levels, as well as the safety profile, were similar between the two treatments. SP-102 injections were generally well tolerated and did not result in new unexpected side effects.

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

Preclinical Toxicology Study - UPD003-IS21

We conducted a preclinical toxicology study designed to simulate the accidental introduction of epidural steroids into arterial blood vessels providing blood supply to the spinal cord, which is a major cause of neurological complications associated with current administration of suspension steroids containing particulates. A 2 mL (10 mg of dexamethasone) injection of SP-102 was injected over 1-2 minutes into the vertebral artery of large animal species.

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

SP-103 (lidocaine topical system) 5.4%

SP-103 is an investigational, non-aqueous lidocaine topical system undergoing clinical development in acute LBP. As a higher strength topical lidocaine system, SP-103 will build on the learnings from ZTlido because both products share the same adhesive drug delivery formulation and manufacturing technology. The clinical program involves evaluating the safety and efficacy of SP-103 for the treatment of acute LBP. A Phase 1 study was completed that demonstrated bioequivalent PK between the administration of a single SP-103 and the administration of three commercial ZTlido. The study also showed linear kinetics among multiple applications of SP-103 (i.e., 1, 2 or 3 patches) over a 12-hour administration period. Adhesion performance was assessed and found to be comparable between SP-103 and ZTlido.

We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. Increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. SP-103 received FDA Fast Track status in LBP. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study at Johns Hopkins University completed in the second half of 2023, investigating ZTlido in patients with chronic non-radicular neck pain, which also has shown promising top-line efficacy and safety results. While the phase 2 trial in acute LBP had demonstrated an effect in a subpopulation of patients who had acute LBP associated with more severe muscle spasms, the investigator-initiated randomized, crossover, placebo-controlled trial showed substantial reduction of average daily pain in general population of patients with chronic non-radicular neck pain following the application of ZTlido. We believe that the application of one SP-103 patch (which is three times stronger than ZTlido) in the area of neck pain has the potential for better and more reliable pain relief due to greater drug load and skin penetration. We therefore plan to prioritize further potential development of SP-103 for the treatment of chronic non-radicular neck pain as an initial indication for product registration. We are planning to initiate Phase 2/3 trials in chronic neck pain in 2024. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of chronic neck pain.

SP-104 (4.5mg, low-dose naltrexone hydrochloride delayed-release capsules)

Two Phase 1 trials have been completed for SP-104 at investigative sites in New Zealand:

•
SP-104-01 is a food effect and bridging PK study comparing SP-104 to Naltrexone HCL Tablets conducted on approximately 18 healthy adult subjects. The study is designed to be an open-label, three-period, three-treatment, randomized study to characterize the PK and safety and tolerability of SP-104 under fasting and fed conditions. Subjects are randomly administered a single dose of one of three treatments and followed for PK and safety for a period of time followed by a washout period before receiving one of the other treatments. All subjects receive all three treatments. The study characterize the single-dose clinical studies and ultimately the commercial label. The study also serves as a “pharmaceutical bridge” between SP-104 and the commercial RLD (Naltrexone HCI tablets, USP 50 mg) to support the eventual Section 505(b)(2) NDA. Assuming that the rate and extent of drug exposure for SP-104 will be lower than that observed for the RLD, this study allows us to rely upon the FDA’s findings of safety for the RLD instead of having to perform extensive nonclinical animal safety toxicology studies and establish an extensive clinical safety database. Our development program can focus on establishing efficacy of SP-104 in the treatment of fibromyalgia.

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

We completed both studies in the second quarter of 2022. We plan to use data collected from these studies to support an Investigational New Drug application with the FDA, which is expected to enable further clinical development and initiation of a planned multi-center placebo-controlled registration trial in the field of fibromyalgia. The registration trial is designed to be a Phase 3, randomized double-blind, placebo-controlled, parallel group, multicenter study that meets the regulatory requirements of an “adequate and well-controlled” study to establish the efficacy of SP-104 in the treatment of fibromyalgia. Depending on the outcomes, this registration trial alone may be efficient in supporting market approval of SP-104 or an additional Phase 3 study may be required.

Medical Affairs

Our Medical Affairs team includes in-house medical expertise, health economics and third-party payor support. The Medical Affairs team works with our clinical team to identify sites for clinical trials, support the investigator teams and develop publication plans for clinical and real-world ZTlido data and our product candidates. Our Medical Affairs team also works with Key Opinion Leaders, professional societies and patient advocacy groups to educate on and support the appropriate use of pain therapeutics, including topical pain products. Further, our Medical Affairs team provides our sales organization with therapeutic knowledge and product training. The Medical Affairs team and Promotional Review Committee review all promotional materials for scientific accuracy. The Medical Affairs team also develops lifecycle planning and works with our clinical team to determine registration or supportive studies, oversee post-approval studies and support investigator-sponsored trials.

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

Once production is complete, commercial product shipments are sent to the United States, where our exclusive third-party logistics distribution provider, Cardinal Health 105, LLC (“Cardinal Health 105”), ships them to temperature-controlled customer distribution centers, which are generally able to deliver finished product to retail pharmacies on the same day, or within 24 hours. We currently contract with multiple pharmaceutical distributors throughout the United States, including McKesson Corporation (“McKesson”), Cardinal Health 110, LLC (“Cardinal Health 110”) and AmerisourceBergen Corporation (“AmerisourceBergen”). Distributors have agreements in place that provide us with access to large retail chains, including CVS, Walgreens, Rite Aid and Walmart, as well as independent pharmacies. In addition to all order fulfillment, Cardinal Health 105 performs the following services on our behalf: customer service, credit checks, invoicing, chargebacks, distributor fee for service, government reporting, customer returns, accounts receivable, inventory control, product security (DSCSA serialization) inquiries and recall assistance. In the years ended December 31, 2020 and 2021 and in the first quarter of 2022, Cardinal Health 105 was our only customer and sales to Cardinal Health 105 represented all of our net revenue for such periods.

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

SP-104

We are developing SP-104, a novel low-dose, naltrexone hydrochloride delayed release formulation for treating fibromyalgia. SP-104 is 4.5 mg, low-dose naltrexone hydrochloride delayed release capsule product in clinical development, for which Phase 1 studies were completed in the second quarter of 2022. It is manufactured by a contract manufacturer, Tulex Pharmaceuticals Inc. (“Tulex”), located in Cranbury, NJ.

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

ZTlido and our product candidate, SP-103, if approved, face and will likely face competition from prescription, generic, and OTC topical lidocaine patches, including Lidoderm, generic lidocaine patches manufactured by Teva, Mylan and Par Pharmaceutical, Inc., and over-the-counter lidocaine patches. Additionally, SP-103, if approved, will likely compete with various opioid pain medications, NSAIDs, muscle relaxants, antidepressants and anticonvulsants, particularly as we seek approval for the treatment of chronic neck pain.

We launched ELYXYB for treatment of acute migraine pain. ELYXYB faces competition from other NSAID products, triptans and newly launched CGRP inhibitors. NSAIDs and triptans are well established for the treatment of migraine.

We expect to launch GLOPERBA, our liquid colchicine formulation, in the first half of 2024. GLOPERBA will face competition from generic colchicine formulations, uric acid lowering products like alopurinol, and other products that are used for the prophylaxis treatment of gout. GLOPERBA is the only liquid colchicine product approved by the FDA.

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

With respect to our product candidate SP-104, while there are currently no formulations containing naltrexone in clinical development for the treatment of fibromyalgia, we are aware of certain non-opioid therapeutics currently in a late-stage phase 3 pipeline containing two 505(b)(2) development programs. Therefore, we believe that SP-104 will likely face direct competition from these candidates.

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

The key competitive factors affecting the success of ZTlido, GLOPERBA, ELYXYB, SP-102, SP-103 and SP-104 are likely to be their efficacy, durability, safety, price, intellectual property protection, and the availability of reimbursement from government and other third-party payors.

Material Agreements

Itochu and Oishi Product Development Agreement

We are party to the Product Development Agreement with Oishi and Itochu (the “Developers”). Pursuant to the Product Development Agreement, the Developers agreed to develop, exclusively for us, lidocaine tape products, including ZTlido and SP-103 (the “Products”). Pursuant to the Product Development Agreement, we obtained the rights to market, sell and distribute the Products in global markets outside of Japan.

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

Itochu and Oishi Commercial Supply Agreement

Effective February 16, 2017, Scilex Pharma entered into the Commercial Supply Agreement with Itochu and Oishi (the “Commercial Supply Agreement”). Pursuant to the Commercial Supply Agreement, Oishi agreed to manufacture, store, handle and perform quality control testing of the Products (as defined in the Product Development Agreement) at its facility in Japan. Itochu agreed to purchase Products from Oishi and handle the shipping of the Products. Both Oishi and Itochu agreed to provide us with certain technical support regarding the Products as reasonably requested by us, including but not limited to analytical test methods, method development, physical and chemical properties, and use of the Products.

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

ELYXYB® License and Commercialization Agreement

On February 12, 2023, we acquired from BioDelivery Sciences International, Inc. (“BDSI”) and Collegium Pharmaceutical, Inc. (“Collegium”, and together with BDSI, the “ELYXYB Sellers”) the rights to certain patents, trademarks, regulatory approvals, data, contracts and other rights related to ELYXYB® (celecoxib oral solution) and its commercialization in the United States and Canada (the “ELYXYB Territory”).

As consideration for the acquisition, we assumed various rights and obligations under that certain asset purchase agreement, dated August 3, 2021 (the “DRL APA”), between BDSI and Dr. Reddy’s Laboratories Limited (“DRL”), a company incorporated under the laws of India, including a license from DRL including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. Additionally, under the DRL APA, the ELYXYB Sellers granted us an irrevocable, royalty-free, exclusive license to know-how related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to the ELYXYB Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by us include obligations to pay royalties for sales of ELYXYB in the ELYXYB Territory for all indications and additional amounts if certain milestones are achieved.

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

Under the Romeg Agreement, among other things, Romeg granted us (1) a transferable license, with the right to sublicense, under the patents and know-how specified therein to (a) commercialize the pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Romeg Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Romeg Territory; and (2) an exclusive, transferable license, with right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof in connection with the commercialization of the Initial Licensed Product solely in the Romeg Territory. The license to know-how is exclusive for purposes of developing and commercializing Licensed Products in the Romeg Territory during the royalty term, but is otherwise non-exclusive. The license to patents is exclusive for purposes of developing and commercializing Licensed Products in the Romeg Territory until July 1, 2027 and, thereafter, is co-exclusive with Granules Pharmaceuticals, Inc. for the royalty term for such purposes. The royalty term begins on the date of the agreement and ends on the later of (i) expiration of the last to expire of the patents that covers the manufacture or commercialization of the Licensed Products in the Romeg Territory or (ii) the tenth anniversary of the date of the Romeg Agreement.

As consideration for the license under the Romeg Agreement, we agreed to pay Romeg (1) an up-front payment of $2.0 million, (2) upon our achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million and (3) certain royalties at rates that do not exceed ten percent, based on annual net sales of the Licensed Products by us during the royalty term.

The Romeg Agreement will remain in effect until it is terminated in accordance with the terms thereof. We may terminate the Romeg Agreement (1) upon written notice to Romeg, if we elect (or are required) to withdraw the Initial Licensed Product from the market as a result of serious adverse reactions from use of such product, which termination will be effective 30 days following the date of such notice or (2) at any time, without cause, upon written notice to Romeg, which termination will be effective 120 days following the date of such notice, provided that a termination fee of up to $2.0 million shall be paid to Romeg depending on when during the 10-year period following the date of the agreement any such termination notice set forth in the immediately preceding clause (2) has been provided. Romeg may terminate the Romeg Agreement (a) upon notice to us, if we fail to timely pay any milestone payment, percentage royalties or minimum quarterly royalties or fail to timely deliver the requisite quarterly report, which termination will be effective 30 days after the date of such notice, unless we have made such payment in full or delivered such quarterly report within such 30 day period; (b) immediately, if we challenge the licensed patents under any court action or proceeding or before any patent office or assist any third party to conduct any of these activities; or (c) by written notice to us if sales of Licensed Products do not commence or continue within specified periods agreed to by the parties. In addition, either party may terminate the Romeg Agreement (1) in the event the other party materially breaches the agreement, unless the breaching party has cured any such breach within 60 days after any notice thereof was provided or (2) in the event the other party (a) files in any court or agency a petition in bankruptcy or insolvency, (b) is served with an involuntary petition against it in any insolvency proceeding and such involuntary petition has not been stayed or dismissed within 90 days after its filing, or (c) makes an assignment of substantially all of its assets for the benefit of its creditors.

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

Genzyme Supply Agreement

On December 17, 2015, through our wholly owned subsidiary, Semnur, we entered into that certain exclusive Supply Agreement (the “Genzyme Supply Agreement”) with Genzyme Corporation (“Genzyme”), an affiliate of Sanofi-Aventis U.S. LLC. Pursuant to the Genzyme Supply Agreement, Genzyme agreed to produce and provide sodium hyaluronate, one of the excipients for SEMDEXA, and we agreed to purchase 100% of our clinical and commercial requirements for sodium hyaluronate in specified territories, including the United States and all countries of the European Union (“EU”), exclusively from Genzyme.

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

The Genzyme Supply Agreement provides for a five-year exclusivity period in favor of us and will remain in effect until 10 years after the effective date unless earlier terminated in accordance with the terms thereof, with automatic renewal for additional five year periods (on an exclusive basis), if the respective requirements for exclusivity are met by us as set forth therein, and for additional two-year periods thereafter unless either party gives notice of a termination not less than 18 months prior to the expiration of the then-current term. Either party may terminate the Genzyme Supply Agreement if (1) the other party is in material breach of the agreement and fails to cure within 30 days, or (2) if the development of SEMDEXA is ceased or we do not file for regulatory approval for SEMDEXA by January 1, 2020. Additionally, Genzyme may terminate the Genzyme Supply Agreement if it decides to discontinue manufacturing the product at its facility for economic or strategic reasons and provides us with 24 months’ notice. We did not file for regulatory approval for SEMDEXA by January 1, 2020 and we are only aware of a limited number of suppliers of the excipient. In accordance with Genzyme’s right to terminate the Genzyme Supply Agreement if it decides to discontinue manufacturing the product at its facility for economic or strategic reasons, Genzyme has notified us of its intention to terminate the Genzyme Supply Agreement, effective as of May 31, 2024. Although we are currently in the process of identifying and certifying new suppliers to fulfill our clinical and commercial supply requirements for sodium hyaluronate, we may not be able to find an alternative supplier of sodium hyaluronate on commercially reasonable terms.

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

In March 2019, the Semnur Equityholders that received the Stock Consideration were required to sign an Exchange and Registration Rights Agreement with Legacy Scilex (as amended, the “Exchange Agreement”). Pursuant to the Exchange Agreement, and upon the terms and subject to the conditions contained therein, if within 18 months following the closing of the Semnur Merger, 100% of the outstanding equity of Legacy Scilex had not been acquired by a third party or Legacy Scilex had not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Legacy Scilex capital stock on a major stock exchange that met certain requirements, then holders of the Stock Consideration could collectively elect to exchange, during the 60-day period commencing the date that was the 18-month anniversary of the closing of the Semnur Merger (the “Share Exchange”), the Stock Consideration for shares of Sorrento’s common stock with a value of $55.0 million based on a price per share of Sorrento’s common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of Sorrento’s common stock as reported on The Nasdaq Stock Market LLC (“Nasdaq”) as of the consummation of the Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction) (the “Exchange Price”). Pursuant to an amendment to the Exchange Agreement entered into by Sorrento and the Semnur Equityholders’ Representative on September 28, 2020, on October 9, 2020, Sorrento paid $55.0 million in cash to the Semnur Equityholders in lieu of issuing $55.0 million of shares of Sorrento’s common stock at the Exchange Price.

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

Tien-Li Lee, M.D., a former member of our board of directors (the “Board”), is the founder, chief executive officer and a member of the board of directors of Aardvark.

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

Our patent portfolio, consisting of owned and/or licensed IP as of December 31, 2023 contains approximately twenty-five issued and unexpired U.S. patents and ten pending U.S. patent applications. Our portfolio also includes certain foreign counterparts of these patents and patent applications including Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Peru, South Africa, Taiwan and certain countries within the European Patent Convention.

With respect to ZTlido and SP-103, our patents and patent applications cover compositions and methods of treatment. With respect to our product candidate SEMDEXA, our patents and patent applications include formulations and methods of treatment. The patents are U.S. Pat. Nos. 10,500,284, 10,117,938, and 11,020,485, all of which expire in 2036. With respect to SP-104, our pending U.S. patent application covers oral delayed burst formulations of low-dose naloxone or naltrexone and related methods of treatment. We continue to seek to maximize the scope of our patent protection for all our programs. We license eight issued U.S. patents and two pending U.S. patent applications relating to lidocaine topical system compositions and methods of treating pain with lidocaine topical system compositions. The patents are U.S. Pat. Nos. 9,283,174, 9,925,264, 9,931,403, 10,765,749, 10,765,640, 11,278,623, 11,786,455, and 11,793,766, all of which expire in 2031. Related to GLOPERBA, our licensed patents include U.S. Pat. Nos. 9,907,751, 10,226,423, 10,383,820, and 10,383,821, which relate to liquid colchicine formulations for oral administration and associated methods of use. U.S. Pat. No. 10,226,423 expires in 2037. The remaining patents related to GLOPERBA expire in 2036. Related to ELYXYB, our patents and patent applications relate to liquid oral celecoxib formulations and associated methods of use. The issued patents include U.S. Pat. Nos. 9,572,819, 9,795,620, 9,949,990, 10,376,527, 10,799,517, and 10,722,456, which expire in 2036. All statements regarding the expiration of our owned and licensed patents are calculated as 20 years after the earliest nonprovisional priority date and do not account for any patent term adjustment (“PTA”), regulatory extension, or terminal disclaimers not already in force as of September 30, 2023; these calculations also assume that all annuity and/or maintenance fees are paid timely. We believe that we have certain know-how and trade secrets relating to our technology and product candidates. We rely on trade secrets to protect certain aspects of our technology related to our current and future product candidates. However, trade secrets can be difficult to protect. We seek to protect our trade secrets, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, service providers, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Trademarks, Trade Secrets and Other Proprietary Information

We file trademark applications and pursue registrations in the United States and abroad when appropriate. We own registered U.S. trademarks for the marks “SCILEX,” “ZTlido,” “ELYXYB,” and “RESPONSIBLE BY DESIGN.” We also own pending trademark applications for “SEMNUR PHARMACEUTICALS” and “SEMDEXA” in the United States. We also license the GLOPERBA trademark as discussed in relation to the Romeg Agreement described above.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing may be conducted only in patients having the specific disease.

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

Different pricing and reimbursement schemes exist in other countries. In the European Economic Area (“EEA”) (which is currently comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some countries in the EEA operate positive and negative list systems under which some medicinal products are selected for coverage (positive list) and others are explicitly listed as excluded from reimbursement (negative list). To obtain reimbursement or pricing approval, some of these EEA countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product to currently available therapies. Other EEA countries allow companies to fix their own prices for medicinal products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our products.

U.S. Healthcare Reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2020 (the “ACA”) was enacted, which is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms, and which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (1) subjected therapeutic biologics to potential competition by lower-cost biosimilars by creating a licensure framework for follow-on biologic products, (2) prescribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, (3) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (4) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs, (5) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, (6) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (7) expanded the entities eligible for discounts under the 340B Public Health Service Act program, (8) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (9) established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, Congressional and Administrative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, legislation affecting the implementation of certain taxes under the ACA has been signed into law. The Tax Cuts and JOBS Act of 2017 (the “TCJA”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (the “BBA”), among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owned by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how additional healthcare reform measures of the Biden administration or other efforts, if any, to modify or invalidate the ACA or its implementing regulations, or portions thereof, will impact our business. Any health care reform measures will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or other policy or the impact of potential legislation or other policy on us.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On May 16, 2019, CMS adopted a final rule that, among other things, will require Part D plans to adopt Real Time Benefit Tools that are capable of integrating with electronic prescribing or electronic health record systems and have the capability to inform prescribers when lower-cost alternative therapies are available under a beneficiary’s prescription drug benefit. Similarly, since 2021, Part D Explanation of Benefits transmittals to members are required to inform Part D beneficiaries about drug prices and lower cost therapeutic alternatives. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which among other things, contains two specific provisions affecting pricing for drugs and biologics. The first provision allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part

D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The second provision imposes a requirement that pharma manufacturers provide a rebate to Medicare, if the manufacturer increases price at a rate higher than the measured inflation rate. Medicaid has had a rebate program for several years, but Medicare did not. The intent is to limit price increases. The new rebate applies to drugs covered by Medicare under Part B or Part D. The rebate obligation applies if the average sales price (for Part B) or average manufacturers price (for Part D) of a single source drug or biologic increases more than the rate of inflation (as measured by the index for urban consumers). The rebate amount is the total number of units sold in Medicare coverage multiplied by the amount by which the price exceeds the inflation adjusted price. The base year against which the inflation adjustment is measured is 2021. If the price exceeds the inflation adjusted price, the difference is multiplied by the units sold in Medicare and that amount is to be rebated. A failure to pay the rebate is subject to a penalty of 125% of the original rebate amount. The provision for Part D takes effect in 2022, with rebates to be paid beginning in 2023. The provision for Part B takes effect in 2023. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In some cases, states appear interested in public policy designed to encourage drug importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

We may be subject to, or our marketing activities may be limited by, data privacy and security regulation promulgated by both the U.S. federal government and the U.S. states in which we conduct our business. For example, under HIPAA, the U.S. Department of Health and Human Services imposes upon “covered entities” (broadly, healthcare providers, health plans and healthcare clearinghouses) and their respective “business associates” (individuals or entities that create, receive, maintain or transmit protected health information on behalf of a covered entity) privacy obligations; requirements to implement appropriate administrative, physical and technical safeguards to ensure the confidentiality, integrity, and security of electronic protected health information; and breach response notification obligations. We are not subject to HIPAA, as we are neither a covered entity nor business associate. The Federal Trade Commission (the “FTC”) also requires companies to take appropriate steps to keep consumers’ personal information secure and to make accurate statements regarding how they secure personal information under their custody or control, such as in a privacy notice. The FTC also expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal information it holds, the size and complexity of its business, and the cost of available tools to improve data security and reduce vulnerabilities. Individually identifiable health information, which we process, is considered sensitive data that merits stronger safeguards. Violations of the foregoing FTC requirements may constitute unfair or deceptive acts or practices under Section 5(a) of the Federal Trade Commission Act (the “FTC Act”). While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce public privacy statements as it interprets them. Further, events that we cannot fully control, such as data breaches, may also result in civil penalties, FTC enforcement or enforcement by U.S. state attorneys general or other regulators. Various U.S. states have implemented privacy laws and regulations that regulate the use and disclosure of health information and other personal information. For example, the California Consumer Privacy Act and its implementing regulations (the “CCPA”), established a privacy framework for covered businesses by, among other items, expanding the definition of personal information, establishing new data privacy rights for consumers that are resident in the State of California, imposing rules on the collection of personal information from minors, and creating a statutory damages framework for violations of the CCPA, including for failure to implement reasonable security procedures and practices to prevent data breaches. Penalties for violations of the CCPA include civil penalties and may result in related legal claims. The California Privacy Rights Act (“CPRA”), most provisions of which became operative on January 1, 2023, introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (the “CPPA”). Similarly, the Virginia Consumer Data Protection Act took effect on January 1, 2023; the Colorado Privacy Act took effect on July 1, 2023; the Utah Consumer Privacy Act took effect on December 31, 2023; and the Connecticut Data Privacy Act took effect on July 1, 2023. The foregoing U.S. state privacy laws impose many similar obligations as the CCPA on our processing of personal information. Other U.S. states are considering similar privacy legislation, and industry organizations regularly adopt and advocate for new standards in these areas. The uncertainty, ambiguity, complexity, and potential inconsistency surrounding the implementation and interpretation of the CCPA and other enacted or forthcoming U.S. state privacy laws exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal information and protected health information. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

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

In addition to data privacy and security regulations in the United States, we may be subject to, or our marketing activities may be limited by, data privacy and security regulations in the EEA, Switzerland, or the United Kingdom (“UK”), where the legislative and regulatory landscape continues to evolve. There has been increased regulator attention to privacy and data security issues that could potentially affect our business, including through legislation such as the EEA General Data Protection Regulation (“EEA GDPR”) and UK General Data Protection Regulation (“UK GDPR,” and together, the “GDPR”), which each imposes strict obligations on the processing of personal data, including the transfer of personal data from the EEA, Switzerland, or UK to third countries that the European Commission has determined does not ensure an adequate level of protection, such as the United States. If we violate the GDPR, we may face significant penalties of up to EUR 10,000,000 or 2% of our total worldwide annual turnover, or for more serious violations, up to EUR 20,000,000 or 4% of our total worldwide annual turnover.

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

The CJEU’s decision in Schrems II also raised questions about whether one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, can lawfully be used for personal data transfers from Europe to the United States or other third countries that are not the subject of an adequacy decision of the European Commission. While the CJEU upheld the adequacy of the Standard Contractual Clauses in principle in Schrems II, it made clear that reliance on the Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred data. In the context of any given transfer, where the legal regime applicable in the destination country may or does conflict with the intended operation of the Standard Contractual Clauses and/or applicable European law, the decision in Schrems II and subsequent draft guidance from the European Data Protection Board (the “EDPB”) would require the parties to that transfer to implement certain supplementary technical, organizational and/or contractual measures to rely on the Standard Contractual Clauses as a lawful “transfer mechanism.” However, the draft guidance from the EDPB on such supplementary technical, organizational and/or contractual measures appears to conclude that any combination of such measures may not be sufficient to allow effective reliance on the Standard Contractual Clauses in the context of transfers of personal data “in the clear” to recipients in countries where the power granted to public authorities to access the transferred data goes beyond that which is “necessary and proportionate in a democratic society” - which may, following the CJEU’s conclusions in Schrems II on relevant powers of United States public authorities and commentary in draft EDPB guidance, include the United States in certain circumstances (e.g., where Section 702 of the U.S. Foreign Intelligence Surveillance Act applies). Further, the UK Information Commissioner’s Office (“ICO”) has provided for separate international data transfer mechanisms for restricted transfers of data from the UK: an international data transfer agreement (the UK equivalent of the EU Standard Contractual Clauses) (“IDTA”) and an international data transfer addendum (which amends the EU Standard Contractual Clauses for purposes of international data transfers from the UK to countries without an essentially equivalent data protection framework) (the “Addendum”). Both the IDTA and the Addendum came into force in March 2022.

If we are unable to implement a valid solution to transfer personal data from the EEA to the United States or other countries that have not been deemed to provide an essentially equivalent level of data protection, we may face increased exposure to regulatory action, substantial fines, or injunction orders to stop processing personal data from EEA, Swiss, or UK residents. Any inability to import personal data to the United States may also restrict our clinical trials activities in the EU; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to EU data privacy and security laws; and require us to increase our data processing capabilities in the EU and the UK at a significant expense. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The types of challenges we face in the EEA, Switzerland, and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions or criminal prosecution.

Employees and Human Capital Resources

As of December 31, 2023, we had approximately 105 full-time employees, including five employees who have M.D.s or Ph.D.s. Within our workforce, seven employees were primarily engaged in research and development, 81 were primarily engaged in sales and marketing and 17 were primarily engaged in general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relationships with our employees. We focus on identifying, attracting, incentivizing, developing and retaining an exceptional team of highly talented and motivated employees to support our current product pipeline and future business goals. In order to drive innovation, we continuously improve our human capital management strategies and find ways to foster engagement and growth within our company.

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

Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc. Litigation

On February 23, 2021, we filed an action (the “Action”) in the U.S. District Court for the Northern District of California against Sanofi-Aventis U.S. LLC (“Sanofi”) and Hisamitsu America, Inc. (“Hisamitsu”), two manufacturers of OTC lidocaine patch products, alleging, among other things, false and deceptive advertising and unfair competition under the Lanham Act and California state laws by those companies regarding their respective OTC patch products. This lawsuit sought, among other relief, damages and an injunction enjoining the defendants from continuing to make false or misleading statements of fact about their respective OTC lidocaine patch products. The defendants filed motions to dismiss, which narrowed slightly the Company’s claims, but which motions the court largely rejected. Discovery was proceeding. On January 26 and February 2, 2024, Scilex Pharma entered into two separate settlement agreements and mutual releases with the two manufacturers that resolve the Action. The terms of those agreements are confidential.

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, we and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, we and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax will be obligated to make the following payments to us to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein); (ii) $2.5 million by July 1, 2024 and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm; (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). We and Virpax provide mutual releases of all claims that exist as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect our claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. Plaintiffs’ release as to Virpax is conditioned upon Virpax’s Initial Payment.

ZTlido Patent Litigation

On June 22, 2022, we filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. We are seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex is subject to a 30-month stay preventing it from selling a generic version of ZTlido during that time. The stay should expire no earlier than November 11, 2024. The two Apotex entities were recently dismissed from the litigation without prejudice, as they no longer have an interest in the generic product that Aveva seeks to market. Trial in the ZTlido Patent Litigation has been scheduled for July 8, 2024. We cannot make any predictions about the final outcome of this matter or the timing thereof.

GLOPERBA Patent Litigation

On November 6, 2023, Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) filed a complaint against the Company in the U.S. District Court for the District of Delaware (the “GLOPERBA Patent Litigation”) alleging that our filing with the FDA of an application for approval of a proposed revision to the product label for our GLOPERBA product infringed certain Orange Book listed patents covering Takeda’s colchicine product, Colcrys® (the “Colcrys Patents”). Takeda is seeking an order that the effective date of any FDA approval of the Company’s labeling revision be no earlier than the expiration date of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. The filing of the complaint subjects us to a 30-month stay, preventing us from selling GLOPERBA under a revised label (but not from selling GLOPERBA under its current label) during that time. The stay could last as long as until May 6, 2026, unless the litigation is resolved before that time. We cannot make any predictions about the final outcome of this matter or the timing thereof.

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

On November 10, 2022, we consummated the Business Combination with Vickers and Legacy Scilex. In connection with the Business Combination, Vickers changed its name from Vickers Vantage Corp. I to Scilex Holding Company.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our Common Stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”) before making an investment decision regarding our Common Stock.

Risks Related to our Limited Operating History, Financial Condition and Capital Requirements

•
We currently have two commercial products (with our third, GLOPERBA, expected to launch in the first half of 2024), ZTlido and ELYXYB; but we are currently heavily dependent on the commercial success of ZTlido, as ELYXYB is in the initial stages of commercialization and we have not yet launched GLOPERBA, and we may be unable to generate sufficient revenue to support our operations.
•
We have a limited operating history and have incurred significant losses since our inception. We anticipate that we will incur continued losses for the foreseeable future.
•
The terms of the Oramed Note (as defined below) place restrictions on our operating and financial flexibility.
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
•
Our Executive Chairperson holds an executive officer position at Sorrento and devotes time to both companies. In addition, our Executive Chairperson is the chairperson of Sorrento’s board of directors. The ongoing Chapter 11 Cases (as defined below) could require that such executive devotes time to such proceedings, which could cause a diversion of his time and attention from our business and operations, and as a result could have a material adverse effect on our business and operations.

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

Risks Related to our Limited Operating History, Financial Condition and Capital Requirements

We currently have two commercial products (with our third, GLOPERBA, expected to launch in the first half of 2024), ZTlido and ELYXYB; but we are currently heavily dependent on the commercial success of ZTlido, as ELYXYB is in the initial stages of commercialization and we have not yet launched GLOPERBA, and we may be unable to generate sufficient revenue to support our operations.

We currently have two commercial products (with our third, GLOPERBA, expected to launch in the first half of 2024), ZTlido and ELYXYB; but we are currently heavily dependent upon ZTlido sales to generate revenue, as ELYXYB is in the initial stages of commercialization and we have not yet launched GLOPERBA. In February 2018, we obtained regulatory approval for ZTlido for the relief of neuropathic pain associated with PHN, which is a form of post-shingles nerve pain, and we began commercializing ZTlido in the United States in October 2018. In late February 2023, we acquired ELYXYB, a potential first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults, in the U.S. We launched ELYXYB in April of 2023. As a result, it is difficult to evaluate our current business and predict our future prospects. We cannot assure that ZTlido or ELYXYB will gain market acceptance among physicians, health care payors, patients and the medical community, which is critical to our commercial success. We have limited experience engaging in commercial activities and limited relationships with physicians, hospitals and payors. Market acceptance of ZTlido and ELYXYB and following its launch, GLOPERBA, depends on a number of factors, including:

•
acceptance by physicians, major operators of clinics and patients of ZTlido and ELYXYB, and following its launch, GLOPERBA, as a safe and effective treatment for the relief of neuropathic pain associated with PHN;
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

In order to successfully commercialize ZTlido, ELYXYB and GLOPERBA (which we expect to launch in the first half of 2024), we will need to expand our marketing efforts to develop new relationships and expand existing relationships. Physicians may decide not to prescribe ZTlido, ELYXYB or GLOPERBA for a variety of reasons, including changes in available offerings, adverse publicity, perceived safety issues, inadequate coverage or reimbursement for ZTlido, ELYXYB or GLOPERBA or the utilization of products developed by other parties, all of which are circumstances outside of our control. Demand for ZTlido may not increase, or may not develop for ELYXYB or GLOPERBA, as quickly as we predict, and we may be unable to increase our revenue to the level that we currently expect. Even if we succeed in increasing market acceptance of ZTlido or developing market acceptance of ELYXYB and GLOPERBA, and maintaining and creating relationships with physicians, we may be unable to reach or sustain a level of profitability.

Our ability to effectively promote ZTlido, ELYXYB and GLOPERBA will also depend on pricing and cost-effectiveness, including our ability to produce at a competitive price. In addition, our efforts to educate the medical community and third-party payors on the benefits of ZTlido, ELYXYB and GLOPERBA may require significant resources, may be constrained by FDA rules and policies on product promotion and may never be successful.

We have a limited operating history and have incurred significant losses since our inception. We anticipate that we will incur continued losses for the foreseeable future.

We have a limited operating history. Prior to March 2019, our operations were conducted through Scilex Pharma, which was formed in September 2012 and is now our wholly owned subsidiary. In March 2019, we effected a corporate reorganization and acquired Semnur, which was formed in June 2013. Since our inception, we have focused on organizing and staffing our company, business planning, raising capital, identifying potential non-opioid pain therapy candidates, undertaking preclinical studies and clinical trials of our product candidates and establishing research and development and manufacturing collaborations. Most of our revenue to date is attributable to sales of ZTlido, and we expect that sales of ZTlido will account for most of our revenue for at least the near term. Our relatively short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

Since our inception, we have incurred significant net losses, with net losses of $114.3 million, $23.4 million and $88.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of approximately $490.2 million and $375.9 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

The terms of the eCapital Credit Agreement may restrict the operation of our business and limit the cash available for investment in our business operations.

The eCapital Credit Agreement (the “eCapital Credit Agreement”), dated as of June 27, 2023, between Scilex Pharma and eCapital Healthcare Corp. (the “ABL Lender”), provides that Scilex Pharma will be made available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30,000,000, subject to certain terms and conditions, which facility cap may be increased at the request of Scilex Pharma and with the consent of the ABL Lender. Under the eCapital Credit Agreement, Scilex Pharma shall make interest payments monthly in arrears. We agreed to unconditionally guarantee the prompt, complete and full payment of Scilex Pharma’s obligations under the eCapital Credit Agreement. The payment and performance obligations under the eCapital Credit Agreement are also secured by a continuing security interest in Scilex Pharma’s accounts receivable, related deposit accounts and in the other “Collateral” as defined in the eCapital Credit Agreement. In addition, the eCapital Credit Agreement includes customary affirmative and negative covenants that will limit or restrict the ability of Scilex Pharma, subject to negotiated exceptions, to incur additional indebtedness and additional liens on its assets, engage in mergers or acquisitions or dispose of assets, pay dividends or make other distributions, enter into transactions with affiliated persons, or make investments. Pursuant to that certain Subordination Agreement (the “Subordination Agreement”), dated as of September 21, 2023, entered into by Scilex Pharma with the ABL Lender and Acquiom Agency Services LLC (the “Agent”), the parties agreed that the ABL Lender’s rights and interests under the eCapital Credit Agreement and the Agent’s rights and interests under that certain Subsidiary Guarantee (the “Subsidiary Guarantee”), dated as of September 21, 2023, entered into by us and each of our subsidiaries with Oramed Pharmaceuticals Inc. (“Oramed”) and the Agent, shall be secured by first priority liens on certain other collateral and second priority liens on the ABL Priority Collateral (as defined in the Subordination Agreement).

The terms of the eCapital Credit Agreement and borrowings we may make in the future could have significant adverse consequences for our business, including:

•
requiring us, Scilex Pharma or our other subsidiaries to dedicate a substantial portion of cash and cash equivalents and marketable securities to the payment of interest on, and principal of, our debt, which would reduce the amounts available to fund operating expenditures, including working capital, capital expenditures and other general corporate purposes;
•
obligating us, Scilex Pharma or our other subsidiaries to additional negative covenants further restricting our activities;
•
requiring compliance with affirmative covenants, including payment and reporting covenants;
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

On September 21, 2023 (the “Oramed Closing Date”), we issued and sold to Oramed a senior secured promissory note due 18 months from the date of issuance in the principal amount of $101,875,000 (the “Oramed Note”) pursuant to that certain securities purchase agreement we entered into with Oramed, dated as of September 21, 2023 (the “Scilex-Oramed SPA”). The Oramed Note matures on March 21, 2025 and is payable in six principal installments, with the first installment in the principal amount of $5,000,000 paid on December 21, 2023, the second installment in the principal amount of $15,000,000 payable on March 21, 2024 and the next three installments each in the principal amount of $20,000,000 payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Oramed Note) and (2) eight and one half percent (8.5%), payable in-kind on a monthly basis.

Pursuant to the Oramed Note, if the outstanding principal of the Oramed Note has not been repaid in full on or prior to March 21, 2024, an exit fee of $3,056,250 shall become fully earned with respect to the Oramed Note, which shall be due and payable on the date on which the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to cause all outstanding amounts under the Oramed Note to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus fifteen percent (15%) or (ii) the maximum rate permitted under applicable law.

Any voluntary prepayments of the Oramed Note occurring prior to the one-year anniversary of the Oramed Closing Date are required to be paid together with a make-whole amount equal to 50% of the amount of additional interest that would accrue on the principal amount so prepaid under the Oramed Note from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, the Company is required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring us and our subsidiaries to, following the earlier of (x) April 1, 2024, and (y) the date on which the Acceptable Indebtedness (as defined in the Oramed Note) is repaid in full, use 70% of the net cash proceeds of any Cash Sweep Financing (as defined in the Oramed Note) or advance under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal amount of the Oramed Note (the “Mandatory Prepayment Sweep”).

The Oramed Note contains affirmative and negative covenants binding on us and our subsidiaries which restrict, among other things, us and our subsidiaries from incurring indebtedness or liens, amending charter and organizational documents, repaying or repurchasing stock, repaying, repurchasing, or acquiring indebtedness, paying or declaring cash dividends, assigning, selling, transferring or otherwise disposing of assets, making or holding investments, entering into transactions with affiliates, and entering into settlement agreements, in each case as more fully set forth in, and subject to certain qualifications, exceptions, and “baskets” set forth in the Oramed Note. The Oramed Note also contains covenants requiring the Company to maintain a segregated bank account under specific terms and conditions, for purposes of receiving the Mandatory Prepayment Sweep, requiring SCLX Stock Acquisition JV LLC, our indirect wholly owned subsidiary (“SCLX JV”), to comply with the separateness representations and covenants in its organizational documents, and requiring our subsidiary, SCLX DRE Holdings LLC, to maintain its status as a passive holding company.

The Oramed Note contains certain customary events of default, including, without limitation, a cross-default to other specified indebtedness or any other indebtedness involving an obligation of greater than $1,000,000, as well as an event of default upon a Change of Control Transaction or Fundamental Transaction (in each case, as defined in the Oramed Note). See the risk factor titled “We may not have the ability to raise the funds necessary to settle our Convertible Debentures or the Oramed Note in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Debentures” for additional information regarding such event of default provisions. The Oramed Note also contains additional events of default with respect to certain events relating to our obligations under that certain registration rights agreement, dated as of September 21, 2023, between us and Oramed and relating to (i) the warrants to purchase up to an aggregate of 13,000,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Penny Warrants”), that we issued to Oramed pursuant to the Scilex-Oramed SPA, (ii) the warrants to purchase up to 4,000,000 shares of Common Stock, with an exercise price of $11.50 per share (the “Transferred Warrants”), that we transferred to Oramed pursuant to the Scilex-Oramed SPA and/or (iii) the shares of Common Stock underlying the Penny Warrants or Transferred Warrants, in each case as more fully set forth in the Oramed Note.

In addition, failure to comply with the covenants under the Oramed Note could result in an event of default. The events of default include, among others, a change of control of the Company. Upon an event of default, subject to notice requirements in the case of certain events of default, all amounts outstanding under the Oramed Note may become immediately due and payable. We may not have sufficient funds or may be unable to arrange for additional financing to repay such indebtedness or to make any accelerated payments, and Oramed could seek to enforce its security interests in the collateral securing such indebtedness or other remedies available to it under the Oramed Note or as provided by applicable law. Oramed could also seek to enforce the guaranty under the Subsidiary Guarantee entered into by us and each of our subsidiaries (collectively, the “Guarantors”), dated as of September 21, 2023, to carry out our payment obligations under the Oramed Note. Any failure by us to comply with the obligations under the Oramed Note could have a negative effect on our business, financial condition and results of operations.

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

We may not have the ability to raise the funds necessary to settle our Convertible Debentures or the Oramed Note in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Debentures.

A change of control transaction triggers an event of default under the convertible debentures (the “Convertible Debentures”) that we issued to YA II PN, Ltd. (“Yorkville”) pursuant to that certain securities purchase agreement, dated as of March 21, 2023, between us and Yorkville if the Convertible Debentures are not retired in connection with such change of control transaction, which will result in the full unpaid principal amount of the Convertible Debentures, together with interest and other amounts owing in respect thereof, to the date of acceleration becoming, at the election of the holders of the Convertible Debentures, immediately due and payable in cash. Similarly, a change of control transaction triggers an event of default under the Oramed Note, which will result in the full unpaid principal amount of the Oramed Note, together with interest and other amounts owing in respect thereof, to the date of acceleration becoming, at the election of the holder of the Oramed Note, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Oramed Note).

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

As of December 31, 2023, our cash and cash equivalents were approximately $3.9 million and we had an accumulated deficit of approximately $490.2 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we disclose that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2023, which stated that management has concluded that substantial doubt exists about our ability to continue as a going concern for one year after the date our consolidated financial statements are issued. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of approximately $490.2 million as of December 31, 2023 and approximately $375.9 million as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to become a profitable operating company is dependent upon our ability to generate revenue and obtain financing adequate to fulfill our development and commercialization activities, and achieving a level of revenue adequate to support our cost structure. We have plans to obtain additional resources to fund our currently planned operations and expenditures through additional debt and equity financing. We will need to seek additional financing to fund our current operations, including the commercialization of ZTlido, GLOPERBA and ELYXYB, as well as the development of our other material product candidates for the next 12 months. Our plans are substantially dependent upon the success of future sales of ZTlido and ELYXYB, among which ELYXYB is still in the early stages of commercialization, and are dependent upon, among other things, the success of our marketing of ZTlido and ELYXYB and our ability to secure additional payor contracts with terms that are consistent with our business plan. If we are unable to obtain sufficient funding, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

We have previously identified a material weakness in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to timely and accurately report our financial results and such material weaknesses may result in a material misstatement of our financial statements.

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

As more fully disclosed in Item 9A, for the years ended December 31, 2022 and 2021, the material weakness identified in our internal control over financial reporting related to ineffective control activities in the areas of revenue, business combination, debt and derivative liabilities caused by a lack of sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas. As a result of the material weakness, we hired additional accounting personnel and are implementing remediation measures including, but not limited to, performing a comprehensive assessment of accounting and finance resource requirements and hiring other personnel with sufficient accounting expertise at our company to improve the operating effectiveness of our review controls and monitoring activities, and utilizing external accounting experts as appropriate. Any potential material misstatements were identified and corrected as audit adjustments in the applicable periods and are properly reflected in our financial statements included in this Annual Report on Form 10-K. We hired a new Chief Financial Officer in May 2022 at Legacy Scilex and she served as Chief Financial Officer of the Company through September 2023. In May 2023, we appointed a Chief Accounting Officer, who became our Chief Financial Officer in September 2023. In addition, we expect to hire additional personnel with accounting expertise and utilize external accounting experts.

As of December 31, 2023, we have remediated the previously identified material weaknesses in our internal control over financial reporting. If we identify additional material weaknesses or deficiencies in internal controls in the future and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our Common Stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

If, in the future, we identify material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section

404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our business, financial condition and results of operations could suffer.

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

•
the manufacturer and supplier for the commercial supply of ZTlido, ELYXYB and GLOPERBA;
•
the manufacturer and supplier for the clinical supply of SP-103;
•
the manufacturer and supplier for the clinical supply of SP-104;
•
the supplier of sodium hyaluronate, one of the excipients for SEMDEXA; and
•
the manufacturer for the clinical supply of SEMDEXA.

Under the Product Development Agreement and the Commercial Supply Agreement, we license the rights to ZTlido from, and rely exclusively on, Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of December 31, 2023, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of December 31, 2023, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

We expect our third-party manufacturers and suppliers of both GLOPERBA (which product we expect to launch in the first half of 2024) and ELYXYB are capable of providing sufficient quantities of these products to meet anticipated commercial demands; however, if third parties with whom we currently work are unable to meet our manufacturing and supply requirements, we will need to secure alternate manufacturers and suppliers or face potential delays or shortages. While we believe that there are other contract manufacturers and suppliers with the technical capabilities to manufacture and supply these products, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

Under the Genzyme Supply Agreement, we depend on Genzyme to fulfill our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SEMDEXA, and we are aware of only a limited number of suppliers of the excipient. Genzyme has the right to terminate the Genzyme Supply Agreement under certain circumstances, including, but not limited to, if Genzyme decides to discontinue manufacturing the product at its facility for economic or strategic reasons and provides us with 24 months’ notice. Genzyme has notified us of its intention to terminate the Genzyme Supply Agreement as it has determined to discontinue manufacturing the product at its facility, effective as of May 31, 2024. Although we are currently in the process of identifying and certifying new suppliers to fulfill our clinical and commercial supply requirements for sodium hyaluronate, we may not be able to find an alternative supplier of sodium hyaluronate on commercially reasonable terms.

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

Under the Tulex Master Services Agreement and the statement of work with Tulex, we depend on Tulex to develop, test and manufacture clinical supplies of SP-104. Tulex has the right to terminate the Tulex Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement or a statement of work and fail to cure such breach within 15 days after receipt of notice of such breach (or such other time period expressly stated in the applicable statement of work) or (2) in the event of our insolvency, bankruptcy, reorganization, liquidation or receivership, or a failure to remove any insolvency, bankruptcy, reorganization, liquidation or receivership proceedings within ten days from the date of institution of such proceedings. In addition, we may terminate the agreement or any statement of work (a) without cause upon 30 days prior written notice to Tulex or (b) immediately upon written notice in the event Tulex is dissolved or undergoes a change in control. In the event that the Tulex Master Services Agreement or a statement of work is terminated, we may not be able to find an alternative manufacturer and supplier on commercially reasonable terms.

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

We currently rely on Cardinal Health 105, LLC (“Cardinal Health 105”) as our third-party logistics distribution provider for ZTlido and ELYXYB in the United States. Cardinal Health 105 also performs the following services on our behalf: customer service, credit checks, invoicing, chargebacks, distributor fee for service, government reporting, customer returns, accounts receivable, inventory control, product security (DSCSA serialization) inquiries and recall assistance. If we are unable to maintain a favorable relationship with Cardinal Health 105, we expect that our revenue would decline and our business would be harmed as a result. We may be unable to control the timing of the delivery of ZTlido and ELYXYB to distributors, and any financial uncertainty or loss of key logistic employees of Cardinal Health 105, as our only third-party logistics provider, may negatively impact our sales.

In the years ended December 31, 2020 and 2021 and the first quarter of 2022, Cardinal Health 105 was also our only customer for ZTlido and sales to Cardinal Health 105 represented all of our net revenue for such periods. As we continue to expand the commercialization of ZTlido, we discontinued our use of “title model” services provided by Cardinal Health 105 in the second quarter of 2022 and expanded our direct distribution network to national and regional distributors and pharmacies. Beginning on April 1, 2022, we began selling ZTlido directly to three large distributors, McKesson, Cardinal Health 110 and AmerisourceBergen, as well as to numerous pharmacies. We expect that Cardinal Health 105 will continue to perform other third-party logistics services for us.

Any disruption in the above-mentioned distribution channel would adversely affect our business, financial condition and results of operations.

If we fail to achieve certain milestones in our Product Development Agreement with Itochu and Oishi, we could lose rights that are important to our business.

Certain of our existing license and supply agreements impose various milestone and other obligations on us. For example, under our Product Development Agreement with Itochu and Oishi, if our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, Itochu and Oishi have the right to terminate the Product Development Agreement if the parties are unable to resolve the concerns after 30 days of good-faith negotiation. As of December 31, 2023, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of December 31, 2023, neither Oishi nor Itochu has exercised its right of termination.

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

We may in the future enter into collaborations, in-licensing arrangements, joint ventures, or strategic alliances with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

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
•
third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials and/or not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory requirements;
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

We continue to monitor the potential impact of the COVID-19 outbreak, and if COVID-19 or variants of concern continue to spread globally, including in the United States, we may experience disruptions that could severely impact the development of our product candidates, including:

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

ZTlido and our product candidate, SP-103, face and will likely face competition from other prescription patches, generic topical lidocaine patches, and OTC lidocaine patches, including Lidoderm®, generic lidocaine patches manufactured by Mylan N.V., Teva and Par Pharmaceutical, Inc., and various OTC patches. Additionally, SP-103, if approved, will likely compete with various opioid pain medications, NSAIDs, muscle relaxants, antidepressants and anticonvulsants particularly as we seek approval for the treatment of chronic neck pain.

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

A Phase 3 trial was completed for SEMDEXA for the treatment of sciatica, a Phase 2 trial completed for SP-103, and multiple Phase 1 trials were completed in the first half of 2022 for SP-104. We may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of such clinical trials in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all. Our clinical trials may produce negative or inconclusive results, and, in the future, we may decide, or regulators may require us, to conduct additional clinical trials and preclinical studies in addition to those we have planned.

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

ZTlido, GLOPERBA, ELYXYB and our product candidates are complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or manufacturing problems that result in delays in our development or commercialization programs, limit the supply of our product candidates, or otherwise harm our business.

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

As of December 31, 2023, we had approximately 105 full-time employees. We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

Our principal executive offices are in the San Francisco Bay Area, California. Our facilities may be affected by natural or man-made disasters. Earthquakes are of particular significance since our facilities are located in an earthquake-prone area. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fires, floods and similar events. If our facilities are affected by a natural or man-made disaster, we may be forced to curtail our operations and/or rely on third parties to perform some or all of our research and development activities. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all. In the future, we may choose to expand our operations in either our existing facilities or in new facilities. If we expand our worldwide manufacturing locations, there can be no assurance that this expansion will occur without implementation difficulties, or at all.

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
•
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•
failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, and similar anti-bribery and anti-corruption laws in other jurisdictions, for example, by failing to maintain accurate information and control over sales or distributors’ activities.

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

While we have implemented and maintain security measures, our computer systems and those of our CROs and other contractors and consultants are vulnerable to computer viruses, unauthorized access, cybersecurity attacks, and other security incidents, including as perpetrated by hackers, or as the result of natural disasters, terrorism, war, or telecommunications or electrical failures. While we have not experienced any material system failure or a security breach to date, if such an event were to occur, it could result in a material disruption of our product development programs or a loss of our trade secrets or other proprietary information. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data. To the extent that any disruption or security breach were to result in the loss of or damage to our data or applications, or the unauthorized disclosure of confidential or proprietary information, including personal data, we could incur material legal liability or be the subject of legal claims, suffer damage to our reputation, lose or harm our intellectual property rights, and delay the continued research, development and commercial efforts of ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters or some other matter, that claim could have a material adverse effect on our business, financial condition, and results of operations.

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

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years and especially in 2021, 2022 and 2023 due to the impacts of the COVID-19 pandemic, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, as well as the continued hostilities between Russia and Ukraine and, more recently, Hamas’ attack against Israel and the ensuing conflict. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the repeal of certain provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2020 (the “ACA”), may decrease the demand for healthcare services and pharmaceuticals. If fewer patients seek medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.

In addition, Russia’s invasion of Ukraine and sanctions against Russia are causing disruptions to global economic conditions. The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and affect the stability of the Middle East region. It is not possible to predict the broader consequences of these ongoing conflicts. It is also not possible to predict with certainty these ongoing conflicts and additional adverse effects on existing U.S. macroeconomic conditions and financial markets, all of which could impact the business, financial condition, and results of operations of the Company as well as our ability to raise capital. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, the closure of any additional national or regional commercial banks could lead to further economic instability.

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

Our business is substantially dependent upon the intellectual property licensed from Oishi and Itochu. Pursuant to the Product Development Agreement, we have been granted an exclusive, worldwide license (except with respect to Japan) under current and future intellectual property rights relating to ZTlido and SP-103 lidocaine tape products and the lidocaine in such products, including, among other things: (1) any patent applications, continuation applications, any issued or issuing patents, as well as any foreign patent applications; (2) all know-how, work product, trade secrets, inventions, data, processes, techniques, procedures, compositions, devices, methods, formulas, protocols and information, whether patentable or not; (3) copyrightable works, copyrights and applications, registrations and renewals; (4) logos, trademarks, service marks, and all applications and registrations relating thereto; (5) other proprietary rights; (6) abbreviated new drug applications or other applications to market; and (7) any regulatory exclusivities or supplemental protection certificates. Our ability to commercialize ZTlido and develop SP-103 depends on the effectiveness and continuation of the Product Development Agreement. If we lose the right to license the intellectual property rights granted by the Product Development Agreement, our ability to develop ZTlido and SP-103 as well as new product candidates based on the licensed intellectual property would be harmed.

The Product Development Agreement imposes various development, regulatory and/or commercial diligence obligations, payments and other obligations. Oishi and Itochu have the right to terminate the Product Development Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of December 31, 2023, Scilex’s net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of December 31, 2023, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement is terminated for certain reasons, such as our material breach of the agreement, our bankruptcy, or lack of economic viability, we will be required to transfer all licensed intellectual property rights, including those relating to ZTlido and SP-103, to Oishi and Itochu or their designee, at our own cost and expense. The loss of such licenses could materially harm our business, financial condition and results of operations.

We are party to the Romeg Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, and if we lose the right to license such intellectual property or if the Romeg Agreement is terminated for any reason, our ability to commercialize GLOPERBA would be harmed.

On June 14, 2022, we entered into the Romeg Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA. Pursuant to the Romeg Agreement, we have been granted (1) the right to manufacture, promote, market, distribute and sell pharmaceutical products comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans in the United States and (2) an exclusive, transferable license to use the trademark “GLOPERBA.” Under the Romeg Agreement, among other things, Romeg granted us (1) a transferable license, with the right to sublicense, under the patents and know-how specified therein to (a) commercialize the pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Romeg Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Romeg Territory; and (2) an exclusive, transferable license, with right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof in connection with the commercialization of the Initial Licensed Product solely in the Romeg Territory. The license to know-how is exclusive for purposes of developing and commercializing Licensed Products in the Romeg Territory during the royalty term, but is otherwise non-exclusive. The license to patents is exclusive for purposes of developing and commercializing Licensed Products in the Romeg Territory until July 1, 2027 and, thereafter, is co-exclusive with Granules Pharmaceuticals, Inc. for the royalty term for such purposes. The royalty term begins on the date of the agreement and ends on the later of (i) expiration of the last-to-expire of the patents that covers the manufacture or commercialization of the Licensed Products in the Romeg Territory or (ii) the tenth anniversary of the date of the Romeg Agreement. Our ability to commercialize GLOPERBA and develop Licensed Products depends on the effectiveness and continuation of the Romeg Agreement. If we lose the right to license the intellectual property rights granted by the Romeg Agreement, our ability to develop GLOPERBA as well as new product candidates based on the licensed intellectual property would be harmed.

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

We rely upon a combination of patents, trademarks, trade secret protection, and confidentiality agreements to protect the intellectual property related to ZTlido, GLOPERBA, ELYXYB and our product candidates. Our success depends in part on our ability to obtain and maintain patent protection in the United States for GLOPERBA, in the United States and Canada for ELYXYB, and in the United States and other countries with respect to ZTlido and our product candidates. We seek to protect our proprietary position by filing and/or in-licensing patent applications in the United States and abroad related to our development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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
•
any successful intellectual property challenge to any patents owned by or licensed to us could deprive us of rights necessary for the practice of our technologies or the successful commercialization of any products or product candidates that we may develop;
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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and key personnel. For example, on June 22, 2022, we filed a complaint against Aveva and Apotex in the U.S. District Court for the Southern District of Florida alleging infringement of certain Orange Book patents covering ZTlido. See the section of this Annual Report on Form 10-K titled “Business — Legal Proceedings” for additional information regarding such proceedings. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our business, financial condition and results of operations. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

We have registered trademarks with the PTO for the mark “ZTlido,” “SCILEX,” “ELYXYB,” and “RESPONSIBLE BY DESIGN,” and we have filed trademark applications for the marks “SEMNUR PHARMACEUTICALS” and “SEMDEXA” in the United States. We also have trademark registrations for ZTlido in the UK and Greece and we have a pending trademark application for ZTlido in China. In China, we are involved in an ongoing dispute regarding third-party trademarks for ZTlido filed in the name of 秦皇島恆駿商貿有限公司 (Qinhuangdao Hengjun Trading Co., Ltd.). Our trademarks or trade names may be challenged, infringed, diluted, tarnished, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, dilution or tarnishment claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

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

We may become involved in opposition, interference, derivation, inter partes review, post-grant review, or other proceedings challenging our or our licensors’ patent rights, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our owned or in-licensed patent rights, allow third parties to commercialize ZTlido, GLOPERBA, ELYXYB and our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the PTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the Biden administration recently indicated its support for a proposal at the World Trade Organization to waive patent rights with respect to COVID-19 vaccines. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments could have a material adverse effect on our competitive position, business, financial condition and results of operations. For example, recent decisions raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but, the complexity and uncertainty of European patent laws has also increased in recent years. For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

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

However, current or former employees may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. For example, on March 12, 2021, we filed the Former Employee Action, as described under the section titled “Legal Proceedings” of this Annual Report on Form 10-K. The need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our competitive position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business, financial condition and results of operations. Enforcing a claim that a third party obtained illegally, and is using, trade secrets and/or confidential know-how is expensive, time-consuming and unpredictable, and the enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against claims that ZTlido, GLOPERBA, ELYXYB or any of our product candidates infringes or misappropriates third-party intellectual property rights. However, we may seek to use various post-grant administrative proceedings, including procedures created under the AIA, to invalidate potentially overly-broad third-party rights. Even if we can defend our position, the cost of doing so may adversely affect our ability to grow, generate revenue or become profitable. In the course of the ongoing litigation or any future additional litigation to which we may be subject, we may not be able to protect our intellectual property at a reasonable cost, or at all. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal, contractual or intellectual property rights, which could have a significant adverse effect on our business, financial condition and results of operations.

Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including PTO administrative proceedings, such as inter partes reviews, post-grant reviews, and reexamination proceedings before the PTO or oppositions and revocations and other comparable proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that the development and/or commercialization of ZTlido, GLOPERBA, ELYXYB or our product candidates may give rise to claims of infringement of the patent rights of others.

Despite safe harbor provisions for products prior to commercial launch, third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents, of which we are currently unaware, with claims to materials, formulations, methods of doing research, methods of manufacture or methods for treatment related to the use or manufacture of ZTlido, GLOPERBA, ELYXYB or our product candidates. Because patent applications can take many years to issue, there may be currently pending unpublished patent applications which may later result in issued patents that ZTlido, GLOPERBA, ELYXYB or our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that the use of our technologies infringes these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of ZTlido, GLOPERBA, ELYXYB or any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize ZTlido, GLOPERBA and ELYXYB, or develop and commercialize one or more of our product candidates. For example, Takeda filed the GLOPERBA Patent Litigation against us on November 6, 2023, alleging that our filing with the FDA of an application for approval of a proposed revision to the product label for our GLOPERBA product infringed the Colcrys Patents. Takeda is seeking an order that the effective date of any FDA approval of our labeling revision be no earlier than the expiration date of the Colcrys Patents, and such further and other relief as the court may deem appropriate. The filing of the complaint subjects us to a 30-month stay, preventing us from selling GLOPERBA under a revised label (but not from selling GLOPERBA under its current label) during that time. The stay could last as long as until May 6, 2026, unless the litigation is resolved before that time. See the section of this Annual Report on Form 10-K titled “Business – Legal Proceedings” for additional information regarding such proceedings. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, cease marketing ZTlido, GLOPERBA or ELYXYB, or developing our product candidates, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of ZTlido, GLOPERBA or ELYXYB or our product candidates, if approved. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further commercialize ZTlido, GLOPERBA or ELYXYB, or develop and commercialize one or more of our product candidates, which could harm our business, financial condition and results of operations significantly.

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

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope or requests for PTA. If we or our partners, collaborators, licensees or licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees or licensors, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and results of operations.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. If these changes were to occur, they could have a material adverse effect on our ability to generate revenue. For example, recent decisions raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will/will not be viewed in the future and whether patent expiration dates may be impacted. Similarly, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system took effect on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

The time required to obtain marketing approval from the FDA or comparable non-U.S. regulatory authorities for a product candidate is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities, and its outcome is inherently uncertain. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, we believe that the data from our Phase 3 CLEAR trial will be sufficient to support a 505(b)(2) NDA submission for SEMDEXA. However, the FDA has disagreed and has issued guidance requiring us to conduct an additional clinical study for the purpose of collecting additional safety data before we are able to submit the NDA, even though we believe the data from the CLEAR trial are adequate (see the section titled “Business — The Company — Our Product Candidates” for additional information). Our future success depends on our ability to develop, receive regulatory approval for, and introduce new products or product enhancements that will be accepted by the market in a timely manner.

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

The FDA ultimately denied our citizen’s petition in light of the new administrative order process under the CARES Act for considering OTC drug products. In February 2021, we filed a complaint against Sanofi and Hisamitsu, certain manufacturers of OTC lidocaine patches, to seek an award of damages and the entry of injunctive relief enjoining further dissemination of false and deceptive advertisement concerning claims about their lidocaine patches. On January 26 and February 2, 2024, Scilex Pharma entered into two separate settlement agreements and mutual releases with the two manufacturers that resolve the Action. The terms of those agreements are confidential.

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

Furthermore, U.S. state laws and regulations relating to data privacy and security and consumer protection are constantly evolving. For example, the CCPA, which went into effect on January 1, 2020, created new individual privacy rights for California consumers and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA has been amended by the CPRA, which largely took effect on January 1, 2023. The CPRA also created a new state agency, the CPPA, vested with authority to implement and, along with the California Attorney General, enforce the CCPA. Several other states have enacted or are considering similar state consumer privacy laws. The state privacy laws vary from each other in many ways, which may complicate compliance efforts. The effects on our business of the state privacy laws and general consumer protection authorities are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to so comply. Privacy laws and regulations are constantly evolving and there are a number of legislative proposals at both the state and federal levels that could impose new obligations or limitations in areas affecting our business.

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

International data protection laws, including the EU’s and UK’s GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR imposes several data protection requirements in the EU, as well as fines for violations that can reach up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information, including the right to access, correct and delete their data.

Compliance with international data protection laws and regulations could require us to take on more onerous obligations in our contracts, increase our compliance costs, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. We cannot guarantee that we are or will be in compliance with all applicable international regulations as they are enforced now or as they evolve. Claims that we have violated individual privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend against and could result in adverse publicity that could harm our business, financial condition, and results of operations.

Our business involves the use of hazardous materials and we and third parties with whom we contract must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

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

In addition, our current and future research and development of our product candidates outside the United States, and any future sales of our product or product candidates once commercialized outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

If we are found to have improperly promoted off-label uses of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, or if we are found to have improperly engaged in pre-approval promotion prior to the approval of such product candidates, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as ZTlido, GLOPERBA, ELYXYB, and our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Physicians may use our products, and our product candidates if they receive marketing approval, for their patients in a manner that is inconsistent with the approved labels, if the physicians believe in their professional medical judgment they could be used in such manner. However, if we are found to have promoted any of our products for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA, Department of Justice or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

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

Since its enactment, there have been ongoing efforts to modify the ACA and its implementing regulations. For example, tax legislation enacted at the end of 2017 included provisions that, effective January 1, 2019, eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage, or the so-called “individual mandate.” It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or efforts, if any, to modify the ACA or its implementing regulations, or portions thereof, will impact our business. Litigation and legislation over the ACA and other healthcare reform measures are likely to continue, with unpredictable and uncertain results. Further, additional legislative changes to and regulatory changes under or related to the ACA remain possible.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, ZTlido, GLOPERBA and/or ELYXYB may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

The Health Resources and Services Administration (“HRSA”) issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. Implementation of this regulation has affected manufacturer obligations and potential liability under the 340B program. Manufacturers are also required to report the 340B ceiling prices for covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that a manufacturer has violated the requirements of the program or the regulation could negatively affect financial results. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or otherwise could affect our 340B ceiling price calculations and negatively affect results of operations. The U.S. Court of Appeals for the Third Circuit (the “Third Circuit”) ruled in January 2023 that, under Section 340B, manufacturers are not required to provide the discounted drugs to an unlimited number of contract pharmacies, but can impose limitations on the availability to the hospital’s own pharmacy, and one contract pharmacy. The Third Circuit also upheld the ADR rules. Two other cases are pending, one in the U.S. Court of Appeals for the Seventh Circuit and one in the U.S. Court of Appeals for the District of Columbia Circuit.

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

While our Board has determined that Mr. Dorman Followwill, Mr. David Lemus and Dr. Alexander Wu are “independent directors” within the meaning of applicable regulatory and stock exchange requirements in the United States, each of Mr. David Lemus, Mr. Dorman Followwill and Dr. Alexander Wu have served, and continue to serve, as directors of Sorrento (and in the case of Mr. Dorman Followwill, the Lead Independent Director of Sorrento). In May 2022, pursuant to a bill of sale and assignment and assumption agreement (the “Bill of Sale”), Sorrento sold, conveyed, assigned and transferred to us all of its rights, title and interest in and to the delayed burst release low dose naltrexone formulation asset and intellectual property rights that it had previously acquired from Aardvark. When Sorrento had previously purchased such assets from Aardvark, it also purchased shares of Aardvark’s Series B Preferred Stock, resulting in Sorrento holding approximately 9.4% of Aardvark’s ownership interest as of December 31, 2023. Also as part of such investment, Dr. Henry Ji joined the board of directors of Aardvark in May 2021.We may enter into commercial arrangements with Aardvark in the future and Sorrento and Aardvark may also enter into more commercial arrangements in the future.

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

Sorrento previously supported many of our important corporate functions. Accordingly, our historical financial statements may not necessarily be indicative of the conditions that would have existed or our results of operations if we had been operated as an unaffiliated company of Sorrento, and we have and will continue to incur incremental costs as a stand-alone public company.

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

Historically, Sorrento performed or supported many important corporate functions for us. Our financial statements for the fiscal years ended December 31, 2023, 2022 and 2021 reflect charges for these services on an allocation basis. As a result, such financial statements may not be reflective of conditions that would have existed or what our results of operations would have been had we been a stand-alone public company and no longer a majority-owned subsidiary of Sorrento during such periods. We have incurred significant costs to replace the services and resources that are no longer provided by Sorrento. We are also incurring additional costs as a stand-alone public company. As a stand-alone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Sorrento. As we now operate separately from Sorrento, if we are not able to maintain adequate systems and business functions, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.

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

Dr. Henry Ji is our Executive Chairperson and also serves as President, Chief Executive Officer and Chairman of the board of directors of Sorrento. The amount of time that Dr. Ji devotes to us varies day-to-day and week-to-week depending on the then current needs and demands of each company’s business, transactions each company may be evaluating, and other corporate matters. On February 13, 2023, Sorrento and Sorrento’s wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al., Case Number 23-90085 (DRJ) (the “Chapter 11 Cases”). So long as the proceedings related to the Chapter 11 Cases continue, Dr. Ji may be required to devote additional time and effort dealing with the reorganization of Sorrento instead of focusing on our business operations. Such diversion of management attention could have a material adverse effect on our business and operations.

Risks Related to Ownership of our Common Stock

The market price of our Common Stock may fluctuate significantly, and investors in our Common Stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to March 7, 2024, our closing stock price ranged from $0.95 to $14.80. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

On December 30, 2022, Sorrento announced that its board of directors authorized Sorrento to dividend to Sorrento equityholders of record as of January 9, 2023 an aggregate of 76,000,000 shares of our Common Stock that were held by Sorrento (the “Dividend Shares”). Such shares were initially subject to a lock-up restriction prohibiting the sale, pledge or other transfer until May 11, 2023.

Such lock-up restriction was extended to March 31, 2024 by court order in the Chapter 11 Cases. On March 8, 2024, in connection with the Chapter 11 Cases, the Bankruptcy Court approved a motion with respect to the sale of certain assets of Sorrento to Vivasor, Inc. (an affiliate of Dr. Henry Ji, Ph.D., our Executive Chairperson) (the “Sorrento Asset Sale”), which sale is expected to close on or before March 17, 2024 (any such date of closing, the “Asset Closing Date”). In connection with the Sorrento Asset Sale, Sorrento is required to file a motion with the Bankruptcy Court to extend the application of trading and other restrictions to the transfer of the Dividend Shares under the automatic stay previously granted by the Bankruptcy Court through the two month period following the Asset Closing Date and Sorrento is required to use commercially reasonable efforts to obtain approval of such motion. As of the filing of this Annual Report on Form 10-K, such motion for extension has not yet been filed or approved.

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

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation and on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services and the FDIC was named receiver. Although we do not maintain any bank accounts with Silicon Valley Bank or Signature Bank, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about the Company or our business. We may never obtain research coverage by securities and industry analysts. Since we became public through a merger, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. If no or few securities or industry analysts commence coverage of the Company, the trading price for our capital stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover it issues an adverse opinion regarding the Company, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of the Company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to ZTlido or our product candidates.

We may issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our Common Stock or, alternatively, may have dividend, liquidation or other preferences to our Common Stock. The issuance of additional equity securities, whether upon conversion of the Convertible Debentures into Common Stock or pursuant to the Amended and Restated Standby Equity Purchase Agreement, dated as of February 8, 2023, between us and Yorkville (the “A&R Yorkville Purchase Agreement”) (pursuant to each of which we may also sell up to $500 million of shares of our Common Stock, or an aggregate of $1.0 billion, as more fully described elsewhere in this Annual Report on Form 10-K), the Sales Agreement, dated as of December 22, 2023, between us and B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (pursuant to which we may sell up to $170 million of shares of our Common Stock) (the “ATM Sales Agreement”) or otherwise, will dilute the holdings of existing stockholders and may reduce the share price of our Common Stock.

Pursuant to the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on November 9, 2022, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 9, 2022, we are authorized to sell shares to our employees. Further, pursuant to the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”), which was adopted on January 17, 2023, we are authorized to grant equity awards to individuals as a material inducement to join the Company. A total of 20,167,587 (which number of shares accounts for the annual increase on January 1, 2024 and the increase of 10,000,000 shares authorized for issuance thereunder that was approved by our stockholders on May 4, 2023), 4,476,601 (which number of shares accounts for the annual increase on January 1, 2024) and 1,400,000 shares of our Common Stock have been reserved for future issuance under the Equity Incentive Plan, the ESPP and the Inducement Plan, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, beginning on January 1, 2023. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our Common Stock to fall.

Pursuant to the Amended and Restated Registration Rights Agreement, dated as of November 10, 2022, by and among us, Vickers Venture Fund VI Pte Ltd, Vickers Venture Fund VI (Plan) Pte Ltd, Sorrento Therapeutics, Inc. and certain security holders set forth on the signature pages thereto (the “Registration Rights Agreement”), which was entered into in connection with the Business Combination, certain stockholders of Vickers and Legacy Scilex can each demand that we register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, we are required to file and maintain an effective registration statement under the Securities Act covering such securities and certain of our other securities. We have filed a registration statement on Form S-1 (File No. 333-268603) which was initially declared effective by the SEC on December 27, 2022, in order to satisfy these obligations. The registration of these securities will permit the public sale of such securities, subject to certain contractual restrictions imposed by the Registration Rights Agreement and the Merger Agreement. The presence of these additional shares of our Common Stock trading in the public market may have an adverse effect on the market price of our securities.

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

The TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss (“NOL”) carryforwards. The TCJA, as modified by the CARES Act, limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income (as calculated before taking the NOLs, and certain other tax attributes, into account) for taxable years beginning after December 31, 2020. In addition, NOLs arising in tax years ending after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. NOLs generated in tax years beginning before January 1, 2021 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward/carryback periods, as well as the new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

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

The Restated Certificate of Incorporation of the Company (the “Certificate of Incorporation”), the Bylaws of the Company (the “Bylaws”) and the General Corporation Law of the State of Delaware, as amended (the “DGCL”), contain provisions that could make it more difficult for a third party to acquire the Company, even if doing so might be beneficial to our stockholders. Among other things, these provisions include:

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

Previously, Sorrento beneficially owned, in the aggregate, more than 50% of the combined voting power for the election of our Board. However, on September 21, 2023, in connection with the Scilex-Oramed SPA, we and Sorrento entered into and consummated the transactions contemplated by that certain Stock Purchase Agreement (the “Sorrento SPA”), dated as of such date, pursuant to which, among other things, we purchased from Sorrento (i) 60,068,585 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock, and (iii) warrants exercisable for 4,490,617 shares of Common Stock, each with an exercise price of $11.50 (which constitutes the entirety of the holdings of our capital stock that was held by Sorrento, other than the 1,917,210 additional shares of Common Stock held by Sorrento in abeyance for the benefit of certain holders of warrants to purchase shares of common stock of Sorrento) ((i) through (iii) collectively, the “Purchased Securities”, and such transactions, the “Equity Repurchase Transaction”). As a result of the consummation of the Equity Repurchase Transaction, Sorrento no longer controls a majority of the voting power of our outstanding capital stock and at such time we ceased to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. As a result, we are subject to additional corporate governance requirements, including the requirements that (i) a majority of our Board consists of independent directors, (ii) our Board has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) director nominees must be selected or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or a nominating and corporate governance committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Nasdaq Listing Rules provide for phase-in periods for these requirements (including that each such committee consist of a majority of independent directors within 90 days of no longer being a “controlled company”), but we must be fully compliant with the requirements within one year of the date on which we cease to be a “controlled company.”

As of December 31, 2023, a majority of the directors on our Board are independent, and each of the directors serving on our audit, nominating and corporate governance and compensation committees are independent. We also adopted formal written charters for each of our audit, nominating and corporate governance, and our compensation committees at the closing of the Business Combination. While as of December 31, 2023, we are in compliance with the additional Nasdaq corporate governance requirements listed above, we may be unable to retain the number of independent directors needed to comply with such rules during the transition period. Moreover, until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

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

As of December 31, 2023, outstanding SPAC Warrants (as defined below) to purchase an aggregate of 10,958,309 shares of our Common Stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. The exercise price of these SPAC Warrants is $11.50 per share. As of December 31, 2023, none of the outstanding Penny Warrants to purchase an aggregate of 13,000,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $0.01 per share. “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that entitle the holder of each whole warrant to purchase one Vickers ordinary share at a price of $11.50 per share (the “Public Warrants”), and (ii) the 6,840,000 warrants sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 were subsequently forfeited and 3,104,000 were transferred to Sorrento, in each case in connection with the Business Combination) (the “Private Warrants”). “Warrants” means the SPAC Warrants and the Penny Warrants.

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

The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.

As of December 31, 2023, the exercise price for our SPAC Warrants is $11.50 per share of Common Stock. On March 7, 2024, the closing price of our Common Stock on the Nasdaq Capital Market was $1.39. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

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

We have the ability to redeem outstanding SPAC Warrants (other than Private Warrants still held by the initial purchasers thereof) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per SPAC Warrant, provided that the closing price of our Common Stock equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on each of the 20 trading days within any 30-trading-day period commencing after the SPAC Warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given. If and when the SPAC Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding SPAC Warrants could force the holders thereof to: (i) exercise such SPAC Warrants and pay the exercise price therefor at a time when it may be disadvantageous for a holder to do so; (ii) sell such SPAC Warrants at the then-current market price when a holder might otherwise wish to hold such SPAC Warrants; or (iii) accept the nominal redemption price that, at the time the outstanding SPAC Warrants are called for redemption, is likely to be substantially less than the market value of such Warrants.

In addition, we may redeem the SPAC Warrants (other than Private Warrants still held by the initial purchasers thereof) at any time after they become exercisable and prior to their expiration for a number of shares of our Common Stock determined based on the fair market value of our Common Stock. The value received upon exercise of the SPAC Warrants (1) may be less than the value the holders would have received if they had exercised their SPAC Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the SPAC Warrants.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity is a critical element of our information security program. Security controls are implemented in a manner that protects the confidentiality, integrity and availability of our information assets without hindering business operations. Management is responsible for the day-to-day administration of our cybersecurity policies, processes, and practices. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology (the “NIST”) and management’s knowledge of best practices in the cybersecurity industry. In general, we seek to address material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity and availability of our information systems or the information that we collect and store, by proactively monitoring for cybersecurity threats and assessing, identifying and managing cybersecurity issues as they occur.

We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Key elements of our cybersecurity risk management strategy include:

•
We require an annual Service Organization Control 2 Type 1 report from all third-party providers attesting to the presence of security processes. Additionally, we require that SaaS/PaaS providers perform risk assessments and manage the security risks associated with their services.
•
We have established and maintain a comprehensive incident response plan designed to address our response to a cybersecurity incident. We conduct regular training scenarios to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
We provide regular, mandatory training for employees regarding cybersecurity threats as a means to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
•
We use a third party to conduct a periodic assessment of our cybersecurity risk posture and maturity against the NIST Cybersecurity Framework. The results are evaluated by management and the Audit Committee and are used to adjust our cybersecurity policies, standards, processes and practices as necessary.
•
The company studies and evaluates threats in cyber landscape and aims to regularly improve our risk posture by learning from those lessons.

Our audit committee receives quarterly presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by other public companies.

The Director of IT acts as the Incident Manager and meets regularly with our Incident Response Team, including members of Financial Risk Management, IT Security and Human Resources senior management to discuss the necessary measures to take prior to and during an incident. In the event of an incident, the Incident Manager meets regularly with the executive leadership team and keeps them apprised of the status of any incident during the incident response. Our Board and the audit committee also receive prompt and timely information from the Director of IT and executive leadership regarding any cybersecurity risks that meet certain reporting thresholds, as well as ongoing updates regarding any such risk. Finally, the Incident Response Manager briefs corporate leadership on lessons learned from the incident during or after the recovery phase.

The Director of IT, in collaboration with a team of IT professionals, our legal counsel and Human Resources, are tasked with implementing a program designed to protect our information systems from cybersecurity threats and manage material risks. The Director of IT has served in various roles in information technology and information security for over 20 years. The Director of IT and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the audit committee when appropriate.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition as of December 31, 2023. For more information, please see the risk factor disclosures included in Item 1A of this Annual Report on Form 10-K.

Item 2. Properties.

Our principal executive office is currently located in Palo Alto, California, and consists of approximately 12,500 square feet of leased office space. The lease term expires in September 2027. We also sublease office space in San Diego, California. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate additional or alternative space will be available on commercially reasonable terms.

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

Holders

As of March 7, 2024, there were 315 holders of record of our Common Stock and 3 holders of record of our Warrants, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

Dividends

We have never declared or paid any dividends on shares of our Common Stock. We anticipate that we will retain all of our future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III for information regarding securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Between October 2023 and December 2023, we issued an aggregate of 1,161,754 shares of Common Stock (the “B. Riley Shares”) pursuant to advances under the Standby Equity Purchase Agreement (the “B. Riley Purchase Agreement”), dated as of January 8, 2023, between us and B. Riley Principal Investments, LLC (“B. Riley”), for aggregate net proceeds of approximately $1.9 million. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Standby Equity Purchase Agreements”.

Between October 2023 and December 2023, we issued an aggregate of 4,713,001 shares of Common Stock (the “Yorkville Shares”) pursuant to advances under the A&R Yorkville Purchase Agreement, for aggregate net proceeds of approximately $5.9 million. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Standby Equity Purchase Agreements”.

Neither the issuance of the B. Riley Shares nor the issuance of the Yorkville Shares was registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following information shall not be deemed to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such future filing.

The following graph compares the cumulative total stockholder return on our Common Stock from March 3, 2021 to December 31, 2023 with the cumulative total return of (i) the Nasdaq Market Index and (ii) the Nasdaq Biotechnology Index. This graph assumes the investment of $100.00 after the market closed on March 3, 2021 (the date on which the Vickers ordinary shares and redeemable warrants comprising the units of Vickers sold in the IPO of Vickers, our predecessor, began separate trading) in our common stock, and in the Nasdaq Market Index and the Nasdaq Biotechnology Index, and it assumes any dividends are reinvested. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018 and are developing our late-stage pipeline. Our commercial product, ZTlido, is a prescription lidocaine topical product approved by the federal Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a dedicated sales force of approximately 65 people, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We expect to commercialize GLOPERBA in the first half of 2024 and believe we are well positioned to market and distribute the product. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. We filed a New Drug Submission (“NDS”) to Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for the approval of ELYXYB® for acute treatment of migraine with or without aura in Canada.

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain or sciatica with completed Phase 3 study, (ii) SP-103 (lidocaine topical system) 5.4%, a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which we have completed a Phase 2 trial in LBP in the third quarter of 2023, and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules), a novel low-dose delayed-release naltrexone hydrochloride formulation for treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022 and a Phase 2 clinical trial is expected to commence in 2024.

SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the first FDA-approved alternative to off-label epidural steroid injections, which are administered over 12 million times annually in the United States. We have completed a pivotal Phase 3 study with final results received in March 2022, which results reflected achievement of primary and secondary endpoints. SP-103 has also been granted fast track designation by the FDA for LBP. We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. Increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study of ZTlido in patients with neck pain completed in the second half of 2023, which also has shown promising top-line efficacy and safety results. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of chronic neck pain. SP-103 is a triple-strength lidocaine topical system designed to deliver a dose of lidocaine three times higher than any lidocaine topical product that we are aware of, either approved or in development. We are examining SP-103 as a treatment for chronic neck pain, a condition with high unmet need which we expect could affect over 20 million patients in the United States as of 2023. Once the data analysis has been completed from both studies, we will request end of Phase 2 meeting with the FDA to discuss next steps to Phase 3.

We currently contract with third parties for the manufacture, assembly, testing, packaging, storage and distribution of our products. We obtain our commercial supply of certain of our products, the clinical supply of our product candidates and certain of the raw materials used in our product candidates from sole or single source suppliers and manufacturers. Prior to April 2022, we relied on a single third-party logistics distribution provider, Cardinal Health 105, for ZTlido distribution in the United States. Cardinal Health 105 purchased and shipped ZTlido to customer wholesale distribution centers. Cardinal Health 105 also performed order management services on our behalf. On April 2, 2022, we announced the expansion of our direct distribution network to national and regional wholesalers and pharmacies. Cardinal Health 105 will continue to provide traditional third-party logistics functions for us.

Since our inception, we have invested substantial efforts and financial resources on acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB (celecoxib oral solution) in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $114.3 million, $23.4 million and $88.4 million for the years ended December 31, 2023, 2022 and 2021 respectively. As of December 31, 2023, we had an accumulated deficit of approximately $490.2 million. As of December 31, 2023, we had cash and cash equivalents of approximately $3.9 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our consolidated financial statements and our independent registered public accounting firm report included elsewhere in this Annual Report on Form 10-K for additional information.

We expect to continue to make investments in our sales and marketing organization and expand digital marketing efforts to broaden awareness of ZTlido, GLOPERBA and ELYXYB and in research and development, clinical trials and regulatory affairs to develop our product candidates, SEMDEXA, SP-103 and SP-104. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, or at all. If adequate funds on acceptable terms are not available when needed, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA and ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

Recent Development

On February 29, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC, as the representatives (the “Representatives”) of the underwriters named in Schedule A (the “Underwriters”). Pursuant to the Underwriting Agreement, we agreed to sell, in an underwritten offering (the “Bought Deal Offering”), 5,882,353 shares (the “Firm Shares”) of the Common Stock, and accompanying common warrants to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Firm Warrants”). Pursuant to the Underwriting Agreement, we also granted the Underwriters an option for a period of 30 days from the date of the Underwriting Agreement to purchase up to 882,352 additional shares of Common Stock (the “Optional Shares”, and together with the Firm Shares, the “Shares”) and/or common warrants to purchase up to 882,352 shares of Common Stock (the “Optional Warrants”, and together with the Firm Warrants, the “Common Warrants”) that may be purchased by the Underwriters, at a price per Optional Share of $1.5548 and a price per Optional Warrant of $0.0092, which amounts reflect the public offering price of $1.69 per Optional Share and $0.01 per Optional Warrant, less underwriting discounts and commissions, as applicable (the “Underwriters’ Option”). Each Firm Share was sold together with a Firm Warrant at a combined public offering price of $1.70. The combined price per Firm Share and accompanying Firm Warrant paid by the Underwriters was $1.564, which amount reflects the combined public offering price of $1.70, less underwriting discounts and commissions.

Subject to certain ownership limitations, the Common Warrants are exercisable immediately from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.70 per share. The exercise price of the Common Warrants is subject to certain adjustments, including (but not limited to) for stock dividends, stock splits, combinations and reclassifications of the Common Stock.

In connection with the Bought Deal Offering, we agreed, pursuant to the Underwriting Agreement, to issue the Representatives warrants (the “Representative Warrants”, and together with the Common Warrants, the “Warrants”) to purchase up to an aggregate of 470,588 shares of Common Stock (which represents 8.0% of the aggregate number of Firm Shares sold in the Bought Deal Offering), or up to an aggregate of 541,176 shares of Common Stock if the Underwriters exercise the Underwriters’ Option in full. The Representative Warrants are immediately exercisable and have the same terms as the Common Warrants described above, except that the exercise price of the Representative Warrants is $2.125 per share, which represents 125% of the combined public offering price per Firm Share and accompanying Firm Warrant. We also agreed to pay certain expenses of the Representatives in connection with the Bought Deal Offering, including their legal fees and out-of-pocket expenses up to $200,000 and up to $15,950 for clearing expenses.

The Shares, the Warrants and the shares of Common Stock issuable upon exercise of the Warrants were offered and sold by us pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2023, as amended, and was declared effective on January 11, 2024 (File No. 333-276245), a base prospectus dated January 11, 2024, and a final prospectus supplement dated February 29, 2024.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento, together with its wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. While we were previously majority-owned by Sorrento, we were not a debtor in Sorrento’s voluntary Chapter 11 filing. As of December 31, 2023, Sorrento no longer holds a majority of the voting power of our outstanding capital stock entitled to vote. As of December 31, 2023, we had a $3.2 million receivable from Sorrento, which was fully reserved. We evaluate the collectability of this receivable on a quarterly basis.

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

Operating Costs and Expenses

Cost of Revenue

Cost of revenue consists of the cost of purchasing ZTlido and ELYXYB from our manufacturing partners, inventory write-downs related to expiration dates for on-hand inventory, cost of shipments, and royalty payments to our manufacturers. We expect the cost of revenue to fluctuate with related sales revenue.

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
•
costs related to outside consultants.

We expect our research and development expenses to increase, as we will incur incremental expenses associated with our product candidates that are currently under development and in clinical trials. Product candidates in later stages of clinical development generally have higher development costs, primarily due to the increased size and duration of later-stage clinical trials. Accordingly, we expect to incur significant research and development expenses in connection with our clinical trials for SEMDEXA, SP-103 and SP-104.

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

We expect that our selling, general and administrative expenses will vary year over year in the future as we adapt our commercial strategies to changes in the business environment. We also expect to incur increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to adjust the size of our administrative, finance and legal functions to adapt to the changes above and the anticipated growth of our business.

Intangible Amortization

Intangible amortization expense consists of the amortization expense of intangible assets recognized on a straight-line basis over the estimated useful lives of the assets. Our intangible assets, excluding goodwill, are composed of patent rights, acquired technology, acquired licenses and assembled workforce.

Other (Income) Expense

Loss (Gain) on Derivative Liability

Loss (Gain) on derivative liability includes the remeasurement of the derivative warrant liability. See Note 4 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments includes the remeasurement of the convertible debentures (the “Convertible Debentures”) issued to YA II, Ltd. (“Yorkville”) pursuant to that certain securities purchase agreement dated as of March 21, 2023 and amended on October 11, 2023, between Yorkville and us (the “Yorkville SPA”) and a senior secured promissory note to Oramed Pharmaceuticals Inc. (“Oramed”) issued in September 2023 in the principal amount of $101.9 million (the “Oramed Note”). See Note 4 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Interest Expense

Interest expense for the year ended December 31, 2023 consists of interest related to the Revolving Facility. Interest expense for the year ended December 31, 2022 consists of interest related to the senior secured notes issued by Scilex Pharma in September 2018 (the “Scilex Pharma Notes”) and related party note payables to Sorrento.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange relates to foreign exchange losses on payments made to our foreign supplier, Itochu, a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations

The following tables summarize our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Changes
Statements of Operations Data:
Net revenue	$46,743	$38,034	$8,709
Operating costs and expenses:
Cost of revenue	15,681	10,797	4,884
Research and development	12,746	9,054	3,692
Selling, general and administrative	119,641	64,895	54,746
Intangible amortization	4,106	3,922	184
Total operating costs and expenses	152,174	88,668	63,506
Loss from operations	(105,431)	(50,634)	(54,797)
Other (income) expense:
Loss (gain) on derivative liability	512	(8,310)	8,822
Change in fair value of debt and liability instruments	7,189	—	7,189
Gain on debt extinguishment, net	—	(28,634)	28,634
Interest expense, net	1,068	9,604	(8,536)
Loss on foreign currency exchange	118	66	52
Total other expense (income)	8,887	(27,274)	36,161
Loss before income taxes	(114,318)	(23,360)	(90,958)
Income tax expense	13	4	9
Net loss	$(114,331)	$(23,364)	$(90,967)

For financial information and discussions pertaining to the year ended December 31, 2021, refer to the Annual Report on Form 10-K filed with the SEC on March 7, 2023.

Comparison of the Years Ended December 31, 2023 and 2022

Net Revenue

Net revenue for the years ended December 31, 2023 and 2022 was $46.7 million and $38.0 million, respectively. The increase of $8.7 million was driven by the increase in gross product sales of ZTlido by approximately 55% and launch of ELYXYB with sales commencing in April 2023, offset by an increase in rebates.

Cost of Revenue

Cost of revenue for the years ended December 31, 2023 and 2022 was $15.7 million and $10.8 million, respectively. The increase of $4.9 million was primarily due to an increase in gross product sales of approximately 61% for the year ended December 31, 2023 compared to the year ended December 31, 2022, and royalty expense of $8.6 million and $4.5 million in the years ended December 31, 2023 and 2022, respectively, that started to accrue in the second quarter of 2022.

Research and Development Expenses

The following table summarizes research and development expenses by project for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Increase (Decrease)
SP-102
Contracted R&D	$1,229	$1,488	$(259)
Personnel	254	250	4
Other	64	82	(18)
Total SP-102	1,547	1,820	(273)
SP-103
Contracted R&D	4,270	4,739	(469)
Personnel	1,107	596	511
Other	474	1,147	(673)
Total SP-103	5,851	6,482	(631)
SP-104
Contracted R&D	925	388	537
Personnel	605	—	605
Other	149	163	(14)
Total SP-104	1,679	551	1,128
GLOPERBA
Contracted R&D	345	103	242
Personnel	658	—	658
Other	115	98	17
Total GLOPERBA	1,118	201	917
ELYXYB
Contracted R&D	1,252	—	1,252
Personnel	908	—	908
Other	391	—	391
Total ELYXYB	2,551	—	2,551
Total Research and Development Expenses	$12,746	$9,054	$3,692

Research and development expenses for the years ended December 31, 2023 and 2022 were $12.7 million and $9.0 million, respectively. The $3.7 million increase was primarily attributed to the costs associated with planning for Phase 2 clinical trials of SP-104 and development costs of our new products GLOPERBA and ELYXYB for the year ended December 31, 2023.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were $119.6 million and $64.9 million,

respectively. The increase of approximately $54.7 million was primarily due to a $16.8 million increase in advisory expenses, which primarily includes an aggregate of $9.4 million fees paid to Hudson Bay Capital Management LP (“Hudson Bay”), Cove Lane Onshore Fund, LLC (“Cove Lane”) and HBC Investments LLC (“HBC” and collectively, the “Hudson Bay Parties”) (which amount includes shares of Common Stock worth approximately $0.8 million at the date of issuance), a $16.6 million increase in personnel expense due to increase in headcount, a 7% merit increase starting January 2023 and new stock-based compensation from January 2023 and October 2023 equity grants, a $10.1 million increase in legal expenses primarily related to an assumption of third-party legal fees and expenses in connection with recent financing transactions, a $4.4 million increase in contracted services, a $3.5 million increase in marketing expense, a $1.4 million increase in travel and business development expenses, and a $1.9 million increase in other expenses.

Intangible Amortization Expense

Intangible amortization expense for the years ended December 31, 2023 and 2022 was $4.1 million and $3.9 million, respectively. The increase of $0.2 million is related to the amortization of the acquired exclusive license of GLOPERBA.

Loss (Gain) on Derivative Liability

Loss (gain) on derivative liability for the years ended December 31, 2023 and 2022 was $0.5 million and $(8.3) million, respectively. The loss recognized during the year ended December 31, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants. The gain recognized during the year ended December 31, 2022 was attributed to the change in the fair value of the derivative liability pertaining to the Scilex Pharma Notes, as described in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K filed with the SEC on March 7, 2023, taking into account a risk adjusted sales forecast and the derivative warrant liability associated with the Private Warrants assumed in the Business Combination.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the years ended December 31, 2023 and 2022 was $7.2 million and nil, respectively. The change in fair value of $7.2 million during the year ended December 31, 2023 was attributed to the Convertible Debentures and the Oramed Note. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million, of which the principal amount of $4.4 million remained outstanding as of December 31, 2023. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $96.9 million remained outstanding as of December 31, 2023.

Gain on Debt Extinguishment, Net

Gain on debt extinguishment, net for the years ended December 31, 2023 and 2022 was nil and $28.6 million, respectively. The gain recognized during the year ended December 31, 2022 was attributed to Scilex Pharma’s repurchase of the Scilex Pharma Notes of $20.0 million and $41.4 million in February 2022 and June 2022, respectively, as well as the early paydown provision of such Scilex Pharma Notes of $39.7 million in September 2022 (see Note 7 titled “Debt” included in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023 for additional information).

Interest Expense, Net

Interest expense for the years ended December 31, 2023 and 2022 was $1.1 million and $9.6 million, respectively. The decrease was attributed to the repayment of Scilex Pharma Notes in September 2022 and the conversion of related party notes payable to Sorrento that were outstanding as of the closing of the Business Combination into shares of Preferred Stock and Common Stock in November 2022 in connection with the closing of the Business Combination. Interest expense for the year ended December 31, 2023 consists of interest related to the Revolving Facility.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of approximately $3.9 million.

We have funded our operations primarily through the Yorkville financing pursuant to the A&R Yorkville Purchase Agreement (as defined below), the B. Riley financing pursuant to the B. Riley Purchase Agreement, the Revolving Facility, the issuance of the Convertible Debentures and the issuance of the Oramed Note in 2023. We also have deferred consideration related to the GLOPERBA license acquired in 2022. The following table summarizes the aggregate indebtedness of these issuances as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Oramed Note (Outstanding Principal Balance: $96.9 million)	$104,089	$—
Convertible Debentures (Outstanding Principal Balance: $4.4 million)	4,340	—
Revolving Facility	17,038	—
Deferred Consideration with Romeg	3,386	3,651
Total indebtedness	$128,853	$3,651

The Oramed Note

As of December 31, 2023, we have $104.1 million outstanding under the Oramed Note pursuant to the Scilex-Oramed SPA (see Note 7 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Convertible Debentures

As of December 31, 2023, we have $4.3 million in Convertible Debentures outstanding pursuant to the Yorkville SPA (see Note 7 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Revolving Facility

As of December 31, 2023, we have $17.0 million outstanding under the Revolving Facility (see Note 7 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Deferred Consideration

As of December 31, 2023, we have $3.4 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

ZTlido and ELYXYB Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi”, and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During the year ended December 31, 2023, Scilex Pharma made royalty payments in the amount of $8.3 million. As of December 31, 2023 and 2022, Scilex Pharma had ending balances of accrued royalty payables of $2.4 million and $2.2 million, respectively.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to the low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the year ended December 31, 2023, we made royalty payments in the amount of $26.0 thousand As of December 31, 2023, we had ending balances of accrued royalty payables of $5.0 thousand.

Contingent Consideration

We have $280.0 million, $13.0 million and $23.0 million in aggregate contingent consideration obligations in connection with the SEMDEXA, GLOPERBA and SP-104 acquisitions, respectively, that are contingent upon achieving certain specified milestones or the occurrence of certain events. Contingent consideration obligations are comprised of regulatory milestones and additional payments that will be due upon the achievement of certain amounts of net sales (see Note 3 titled “Acquisitions” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Standby Equity Purchase Agreements

On November 17, 2022, we entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with Yorkville. On February 8, 2023, we entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. Pursuant to the A&R Yorkville Purchase

Agreement, we have the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Original Purchase Agreement was initially declared effective by the SEC on December 9, 2022 and we are now able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein. As of December 31, 2023, we have sold 11,552,074 shares of Common Stock under the A&R Yorkville Purchase Agreement for aggregate net proceeds of approximately $32.3 million.

On January 8, 2023, we entered into the B. Riley Purchase Agreement (together with the A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley, pursuant to which we had the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and we were able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Convertible Debentures. As of December 31, 2023, we had sold 1,414,554 shares of Common Stock pursuant to advances under the B. Riley Purchase Agreement for aggregate net proceeds of approximately $3.2 million. On, and effective as of, February 16, 2024, we and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

At-the-Market Sales Agreement

On December 22, 2023, we entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”). Pursuant to the ATM Sales Agreement, we may offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the "ATM Shares"), through or to the Sales Agents as part of the Offering. We have no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers at any time. The Offering will be terminated upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from us to the Sales Agents or a Sales Agent to us, or (iii) the sale of all $170,000,000 of shares of Common Stock thereunder. The ATM Shares offered and sold in the Offering will be issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares may be offered only by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents are entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We will also reimburse the Sales Agents for certain expenses and have agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended. As of December 31, 2023, no sales of Common Stock had been made under the ATM Sales Agreement.

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

Should our sales of ZTlido, GLOPERBA, ELYXYB and other product candidates not materialize at the anticipated rate contemplated in our business plan, we will need to raise additional capital in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings and license agreements. As discussed above, following the completion of the Business Combination, we entered into the A&R Yorkville Purchase Agreement, the B. Riley Purchase Agreement (which was terminated in February 2024), the Yorkville SPA, the eCapital Credit Agreement and the ATM Sales Agreement. The registration statements filed with the SEC in connection with the Original Purchase Agreement, the Convertible Debentures and the Shelf S-3 Registration Statement were initially declared effective by the SEC on December 9, 2022, April 19, 2023 and January 11, 2024, respectively, and we are now able to offer and sell shares of our Common Stock under the A&R Yorkville Purchase Agreement and the ATM Sales Agreement, subject to any limitations set forth therein, which will provide us with an additional source of liquidity. We have issued all of the Convertible Debentures under the Yorkville SPA.

In addition to the liquidity provided by revenue generating products, advances under the A&R Yorkville Purchase Agreement, the issuance of the Convertible Debentures under the Yorkville SPA and the issuance of the Common Stock under the ATM Sales Agreement, as of December 31, 2023, we will receive up to an aggregate of approximately $120.4 million from the exercise of the Private Warrants and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “ SPAC Warrants”) (at an exercise price of $11.50 per share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $11.50 per share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us.

We can give no assurances that we will be able to secure additional sources of funds to support our operations on acceptable terms, or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds by issuing equity or convertible debt securities, including pursuant to the A&R Yorkville Purchase Agreement and the ATM Sales Agreement, or as we have done pursuant to the Convertible Debentures and the Oramed Note, it could result in dilution to our existing stockholders or increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur additional indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to ZTlido, GLOPERBA, ELYXYB, or our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and results of operations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA or ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidates, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Our existing cash and cash equivalents, proceeds from the Revolving Facility, proceeds from the issuance of the Convertible Debentures, proceeds from the issuance of the Oramed Note and the issuance of the Common Stock pursuant to the ATM Sales Agreement and any advances made under the A&R Yorkville Purchase Agreement may be insufficient to enable us to fund our operating expenses, capital expenditure requirements, and to service our debt obligations (whether under the Oramed Note, the Convertible Debentures or otherwise) for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Cash Flow Data:
Net cash used for operating activities	$(20,707)	$(21,258)
Net cash used for investing activities	(330)	(2,067)
Net cash proceeds from financing activities	23,582	21,171
Net change in cash, cash equivalents and restricted cash	$2,545	$(2,154)

Cash Flows from Operating Activities

For the year ended December 31, 2023, net cash used for operating activities was approximately $20.7 million, attributable to our net loss of $114.3 million, partially offset by other non-cash reconciling items of $27.9 million related to loss on derivative liabilities, stock-based compensation, change in fair value of debt and liability instruments, depreciation and amortization and non-cash operating lease cost, and changes in operating assets and liabilities that provided $65.7 million of cash.

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

Cash Flows from Investing Activities

For the year ended December 31, 2023, net cash used for investing activities was approximately $0.3 million, related to payments of deferred consideration for Romeg intangible asset acquisition and $30.0 thousand attributed to cash paid for property and equipment purchases.

For the year ended December 31, 2022, net cash used for investing activities was approximately $2.1 million attributed to cash paid for the acquisition of GLOPERBA licenses from Romeg and $7.0 thousand attributed to cash paid for property and equipment purchases.

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was approximately $23.6 million and is primarily related to $86.4 million in gross proceeds from the Revolving Facility between Scilex Pharma and eCapital Healthcare Corp., $35.5 million in proceeds from the Standby Equity Purchase Agreements, $24.0 million in proceeds from the Convertible Debentures and $1.1 million in proceeds from the exercise of stock options and warrants, partially offset by $89.6 million repayment of the borrowings under the Revolving Facility, Convertible Debentures, and Oramed Note, $20.0 million capital distribution to Sorrento, $10.0 million cash consideration paid for the Purchased Securities, $2.0 million payment of the transaction costs related to the Scilex-Oramed SPA and the Sorrento SPA and $1.8 million payment of the transaction costs related to the Business Combination and debt issuance costs.

For the year ended December 31, 2022, net cash provided by financing activities was approximately $21.2 million and is primarily related to $62.5 million in proceeds from related party note payables, $51.9 million in proceeds from related party payables, $9.8 million in proceeds from the revolving loan we previously had with CNH Finance Fund I., L.P. (the “CNH Revolving Loan”), $3.4 million in proceeds from the Business Combination, and $0.1 million in proceeds from the exercise of stock options offset by $84.8 million repayment of the Scilex Pharma Notes, $18.8 million repayment on the CNH Revolving Loan, and $2.9 million on transaction costs payment related to the Business Combination.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates and judgments and base them on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Revenue Recognition

Our revenue to date has been generated from product sales of ZTlido and ELYXYB in the United States. We do not have significant costs associated with obtaining contracts with our customers.

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

Our performance obligations with respect to sales of ZTlido and ELYXYB are satisfied at a certain point in time, and we consider control to have transferred upon delivery to the customer, because, upon delivery, the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards in connection with ownership of the asset, and we have a present right to payment from the customer at that time. Invoicing typically occurs upon shipment and the length of time between invoicing and the date on which payment is due is not significant.

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

Upon the closing of the Business Combination, the Company assumed a derivative warrant liability of $2.5 million related to Private Warrants (See Note 8 titled “Stockholders’ Equity” to our Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 7, 2023 for additional information). The warrant liability associated with the Private Warrants was valued using the Black-Scholes option pricing model, which is considered to be Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrant is the expected volatility of the Common Stock. The expected volatility assumption is based on historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants.

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

Convertible Debentures and the Oramed Note

We elected the fair value option to account for the Convertible Debentures in an aggregate principal amount of up to $25.0 million that were issued in March and April 2023 and for the Oramed Note in the principal amount of $101.9 million that was issued in September 2023. The Convertible Debentures and the Oramed Note are discussed in Note 7 titled “Debt” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These instruments are measured at fair value on a recurring basis using Level 3 inputs. We employ the Binomial Lattice Model valuation technique and a discounted cash flow model to measure the fair value of the Convertible Debentures and the Oramed Note, respectively, with any changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, except for changes due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value.

Recent Accounting Pronouncements

See Note 1 titled “Nature of Operations and Basis of Presentation” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Emerging Growth Company

An “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in Scilex’s business could significantly affect our business, financial condition and results of operations.

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

Concentration Risk

During the year ended December 31, 2023, we purchased inventory from our sole supplier, Itochu. This exposes us to concentration of customer and supplier risk. We monitor the financial condition of our customers, limit our credit exposure by setting credit limits, and have not experienced any credit losses for the year ended December 31, 2023.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”), such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, management identified a material weakness in our ICFR. The material weakness related to a lack of sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas. As a result, we identified that certain of our control activities in the areas of revenues, debt, business combination and derivative liabilities did not operate effectively and therefore, were deficient and the combination of the aforementioned deficiencies were deemed to represent a material weakness in our ICFR as of December 31, 2022.

In response to the material weaknesses, and as previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented the following additional measures as part of the remediation process:

(i)
recruiting and employing personnel with appropriate experience and technical expertise to enhance management’s assessment of judgmental and technical accounting areas,
(ii)
conducting additional training for staff involved in judgmental and technical accounting areas, and
(iii)
engaging additional independent third-party technical consultants to assist in performing accounting analyses of complex transactions.

The applicable measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively, and that the material weakness was remediated as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate ICFR as defined in Rules 13a-15(f) under the Exchange Act. Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our ICFR as of December 31, 2023, based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our ICFR was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our ICFR. Management’s report was not subject to attestation by the Company’s registered public accounting firm because the JOBS Act permits emerging growth companies such as our company to provide only management’s report in the Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

As described above, we have taken steps to remediate the material weaknesses in our ICFR. Other than in connection with the remediation process described above, there were no changes in our ICFR (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B. Other Information.

During the fourth quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information contained in the Company’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2024 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

4.2

Specimen Warrant Certificate of Scilex Holding Company (f/k/a Vickers Vantage Corp. I) (incorporated by reference to Exhibit 4.3 of Vickers’s Form S-1 (File No. 333-251352), filed with the SEC on December 15, 2020).

Exhibit Number	Description
4.3

Senior Secured Promissory Note issued to Oramed Pharmaceuticals, Inc. on September 21, 2023 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

4.4

Form of Scilex Holding Company Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 5, 2024).

4.6	Form of Representative Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 5, 2024).

4.7+	Description of Securities of Scilex Holding Company.

10.1*	Form of Indemnification Agreement of Scilex Holding Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

10.2*

Scilex Pharmaceuticals, Inc. Amended and Restated 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.3*

Form of Option Agreement and Stock Option Grant Notice under the Scilex Pharmaceuticals Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.4*

Scilex Holding Company 2019 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.9 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.5*

Form of Option Agreement and Stock Option Grant Notice under the Scilex Holding Company 2019 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.10 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.6*	Scilex Holding Company 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on May 5, 2023).

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

10.9*	Scilex Holding Company 2022 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

10.10*	Scilex Holding Company 2023 Inducement Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 17, 2023).

10.11*

Form of Stock Option Grant Notice and Stock Option Agreement under the Scilex Holding Company 2023 Inducement Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 17, 2023).

10.12*

Form of Restricted Stock Unit Award Grant Notice and Award Agreement under the Scilex Holding Company 2023 Inducement Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 17, 2023).

10.13*

Offer Letter, dated as of April 19, 2019, between Scilex Pharmaceuticals Inc. and Jaisim Shah (incorporated by reference to Exhibit 10.17 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.14*

Consulting Agreement, dated as of September 20, 2023, by and between Scilex Holding Company and Elizabeth Czerepak (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 22, 2023).

Exhibit Number	Description
10.15^

Office Lease, dated as of August 8, 2019, by and between Scilex Pharmaceuticals Inc. and 960 San Antonio LLC (incorporated by reference to Exhibit 10.59 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.16^

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

10.18^

Sublease Agreement, dated as of May 18, 2022, by and between Scilex Holding Company and Live Action, Inc. (incorporated by reference to Exhibit 10.61 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.19^

Commercial Supply Agreement, dated as of February 16, 2017, by and among Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.22 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.20^

First Addendum to Commercial Supply Agreement, dated as of August 31, 2017, by and among Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.23 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.21^

Second Addendum to Commercial Supply Agreement, dated as of May 9, 2018, by and among Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.24 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.22

Third Addendum to Commercial Supply Agreement, dated as of August 30, 2018, by and among Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.25 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.23#

Exclusive Distribution Agreement, dated as of August 6, 2015, by and among Scilex Pharmaceuticals Inc. and Cardinal Health 105, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 4 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on September 13, 2022).

10.24

Amendment to Exclusive Distribution Agreement, dated as of May 24, 2018, by and among Scilex Pharmaceuticals Inc. and Cardinal Health 105, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 4 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on September 13, 2022).

10.25#

Second Amendment to Exclusive Distribution Agreement, dated as of September 19, 2018, by and among Scilex Pharmaceuticals Inc. and Cardinal Health 105, Inc. (incorporated by reference to Exhibit 10.28 of Amendment No. 4 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on September 13, 2022).

10.26

Third Amendment to Exclusive Distribution Agreement, dated as of October 1, 2021, by and among Scilex Pharmaceuticals Inc. and Cardinal Health 105, LLC (f/k/a Cardinal Health 105, Inc.). (incorporated by reference to Exhibit 10.29 of Amendment No. 4 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on September 13, 2022).

10.27#^

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

Exhibit Number	Description
reference to Exhibit 10.35 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.30^

Second Amendment to Product Development Agreement, dated as of February 20, 2017, by and between Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.36 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.31^

Third Amendment to Product Development Agreement, dated as of August 29, 2018, by and between Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.37 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.32

Fourth Amendment to Product Development Agreement, dated as of December 13, 2019, by and between Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.38 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.33

Fifth Amendment to Product Development Agreement, dated as of April 30, 2021, by and between Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.39 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.34#^

Master Services Agreement - SP-102, dated as of January 27, 2017, by and between Semnur Pharmaceuticals, Inc. and Lifecore Biomedical, LLC (incorporated by reference to Exhibit 10.40 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.35

Amendment No. 1 to Master Services Agreement, dated as of April 26, 2018, by and between Semnur Pharmaceuticals, Inc. and Lifecore Biomedical, LLC (incorporated by reference to Exhibit 10.41 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.36

Novation Agreement re Master Services Agreement, dated as of June 15, 2022, by and among Scilex Holding Company, Tulex Pharmaceuticals Inc. and Aardvark Therapeutics Inc. (incorporated by reference to Exhibit 10.42 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.37#

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

10.38#^

License and Commercialization Agreement, dated as of June 14, 2022, by and between Scilex Holding Company and RxOmeg Therapeutics LLC, a/k/a Romeg Therapeutics, LLC (incorporated by reference to Exhibit 10.44 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.39#

Securities Purchase Agreement, dated September 21, 2023, by and between Scilex Holding Company, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.40

Convertible Debenture, dated as of March 21, 2023, executed by Scilex Holding Company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 21, 2023).

10.41

Convertible Debenture, dated as of April 11, 2023, executed by Scilex Holding Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on April 11, 2023).

10.42

Convertible Debenture, dated as of April 20, 2023, executed by Scilex Holding Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on April 20, 2023).

Exhibit Number	Description
10.43

Amendment to Convertible Debenture, dated as of October 11, 2023, by and between Scilex Holding Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 11, 2023).

10.44^

Credit and Security Agreement, dated as of June 27, 2023, by and between Scilex Pharmaceuticals Inc. and eCapital Healthcare Corp. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on June 27, 2023).

10.45^

Guaranty Agreement, dated as of June 27, 2023, executed by Scilex Holding Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on June 27, 2023).

10.46

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

10.47

Amended and Restated Standby Equity Purchase Agreement, dated as of February 8, 2023, by and between Scilex Holding Company and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 9, 2023).

10.48

Registration Rights Agreement, dated as of March 21, 2023, by and between Scilex Holding Company and YA II PN, LTD. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 21, 2023).

10.49

Settlement Agreement, dated September 15, 2023, by and among Scilex Holding Company, Cove Lane Onshore Fund, LLC, HBC Investments LLC and Hudson Bay Capital Management LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 21, 2023).

10.50

Registration Rights Agreement, dated September 21, 2023, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.51#

Securities Purchase Agreement, dated September 21, 2023, by and between Scilex Holding Company, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.52#

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

10.53

Security Agreement, dated September 21, 2023, by and among Scilex Holding Company, the Subsidiaries of the Company party thereto, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.54

Subordination Agreement, dated September 21, 2023, by and among eCapital Health Corp., Scilex Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.55#

Stock Purchase Agreement, dated September 21, 2023, by and between Scilex Holding Company and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.56

Assignment, Assumption and Release Agreement, dated September 21, 2023, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and Scintilla Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.57#

Letter Agreement, dated September 21, 2023, by and among Scilex Holding Company, Sorrento Therapeutics, Inc. and Scintilla Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

Exhibit Number	Description
10.58#

Letter Agreement, dated September 21, 2023, by and between Scilex Holding Company and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.59#

Underwriting Agreement, dated February 29, 2024, among Scilex Holding Company, Rodman & Renshaw LLC and StockBlock Securities LLC. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 5, 2024).

10.60*

Severance and Change of Control Agreement, dated as of November 8, 2023, by and between Jaisim Shah and Scilex Holding Company (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on November 14, 2023).

10.61*

Severance and Change of Control Agreement, dated as of November 9, 2023, by and between Henry Ji and Scilex Holding Company (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on November 14, 2023).

10.62*

Severance and Change of Control Agreement, dated as of November 8, 2023, by and between Stephen Ma and Scilex Holding Company (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on November 14, 2023).

19.1+	Scilex Holding Company Insider Trading Policy.

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of our Form S-1 (File No. 333-275117), filed with the SEC on October 20, 2023).

23.1+	Consent of Ernst & Young LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page hereto).

31.1+	Certification of Jaisim Shah, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Jaisim Shah, Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Scilex Holding Company Clawback Policy.

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

March 11, 2024	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

March 11, 2024

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, each of Jaisim Shah and Stephen Ma, acting alone or together with another attorney-in-fact, as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jaisim Shah	Chief Executive Officer, President and Director	March 11, 2024
Jaisim Shah	(Principal Executive Officer)

/s/ Stephen Ma	Chief Financial Officer	March 11, 2024
Stephen Ma	(Principal Financial and Accounting Officer)

/s/ Henry Ji, Ph.D.	Executive Chairperson and Director	March 11, 2024
Henry Ji, Ph.D.

/s/ Dorman Followwill	Director	March 11, 2024
Dorman Followwill

/s/ Jay Chun	Director	March 11, 2024
Jay Chun, M.D., Ph.D.

/s/ David Lemus	Director	March 11, 2024
David Lemus

/s/ Yue Alexander Wu	Director	March 11, 2024
Yue Alexander Wu, Ph.D.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of

Scilex Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scilex Holding Company (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ (deficit)/equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, has suffered losses from operations, has recurring negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

March 11, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,921	$2,184
Accounts receivable, net	34,597	21,236
Inventory	4,214	1,378
Prepaid expenses and other	4,049	4,810
Total current assets:	46,781	29,608
Property and equipment, net	722	772
Operating lease right-of-use asset	2,943	1,131
Intangibles, net	36,485	40,591
Goodwill	13,481	13,481
Other long-term assets	897	944
Total assets	$101,309	$86,527
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$40,954	$8,450
Accrued payroll	2,681	1,354
Accrued rebates and fees	89,658	30,893
Accrued expenses	7,408	3,136
Current portion of deferred consideration	491	264
Debt, current	108,429	—
Current portion of operating lease liabilities	759	745
Total current liabilities:	250,380	44,842
Long-term portion of deferred consideration	2,895	3,387
Debt, net of issuance costs	17,038	—
Derivative liabilities	1,518	1,231
Operating lease liabilities	2,237	665
Other long-term liabilities	179	163
Total liabilities	$274,247	$50,288
Commitments and contingencies (See Note 11)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized; 29,057,097 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	3
Common stock, $0.0001 par value, 740,000,000 shares authorized; 160,084,250 shares issued and 100,015,665 shares outstanding as of December 31, 2023; 141,348,856 shares issued and outstanding as of December 31, 2022	16	14
Additional paid-in capital	407,813	412,136
Accumulated deficit	(490,245)	(375,914)
Treasury stock, at cost; 60,068,585 shares and nil shares as of December 31, 2023 and December 31, 2022, respectively	(90,522)	—
Total stockholders’ (deficit) equity	(172,938)	36,239
Total liabilities and stockholders’ (deficit) equity	$101,309	$86,527

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for net loss per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$46,743	$38,034	$31,317
Operating costs and expenses:
Cost of revenue	15,681	10,797	3,634
Research and development	12,746	9,054	9,201
Selling, general and administrative	119,641	64,895	50,582
Intangible amortization	4,106	3,922	3,738
Total operating costs and expenses	152,174	88,668	67,155
Loss from operations	(105,431)	(50,634)	(35,838)
Other (income) expense:
Loss (gain) on derivative liability	512	(8,310)	300
Change in fair value of debt and liability instruments	7,189	—	—
(Gain) loss on debt extinguishment, net	—	(28,634)	12,463
Scilex Pharma Notes principal increase	—	—	28,000
Interest expense, net	1,068	9,604	11,764
Loss on foreign currency exchange	118	66	54
Total other (income) expense	8,887	(27,274)	52,581
Loss before income taxes	(114,318)	(23,360)	(88,419)
Income tax expense	13	4	5
Net loss	$(114,331)	$(23,364)	$(88,424)
Net loss per share attributable to common stockholders — basic and diluted	$(1.28)	$(0.17)	$(0.67)
Weighted average number of shares during the period — basic and diluted	130,298	134,226	132,858

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) / EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	(Deficit) Equity
Balance, December 31, 2020	—	$—	132,858	$13	$122,430	$(264,126)	—	$—	$(141,683)
Stock-based compensation	—	—	—	—	5,822	—	—	—	5,822
Adjustment to shares issued in Semnur Acquisition	—	—	—	—	409	—	—	—	409
Net loss	—	—	—	—	—	(88,424)	—	—	(88,424)
Balance, December 31, 2021	—	—	132,858	13	128,661	(352,550)	—	—	(223,876)
Stock options exercised	—	—	202	—	96	—	—	—	96
Aardvark SP-104 license transfer from Sorrento, net of discount	—	—	—	—	(4,127)	—	—	—	(4,127)
Aardvark SP-104 discount amortization	—	—	—	—	(35)	—	—	—	(35)
Shares issued pursuant to the terms of the Debt Exchange Agreement	29,057	3	2,906	—	289,730	—	—	—	289,733
Shares issued as a result of the Business Combination, net of transaction activities	—	—	5,133	1	(8,707)	—	—	—	(8,706)
Shares issued to Yorkville pursuant to Yorkville Purchase Agreement	—	—	250	—	1,238	—	—	—	1,238
Stock-based compensation	—	—	—	—	5,280	—	—	—	5,280
Net loss	—	—	—	—	—	(23,364)	—	—	(23,364)
Balance, December 31, 2022	29,057	3	141,349	14	412,136	(375,914)	—	—	36,239
Shares issued under Standby Equity Purchase Agreements	—	—	13,218	1	34,256	—	—	—	34,257
Disbursement of funds to Sorrento	—	—	—	—	(20,000)	—	—	—	(20,000)
Repurchase of Treasury Stock, Preferred Stock, and warrants	—	(3)	—	—	(53,196)	—	(60,069)	(90,522)	(143,721)
Issuance of Penny Warrants	—	—	—	—	10,401	—	—	—	10,401
Issuance of common stock in connection with Settlement Agreement	—	—	475	—	750	—	—	—	750
Conversion of Convertible Debentures into common stock	—	—	632	—	7,735	—	—	—	7,735
Retainer shares issued	—	—	4,000	1	—	—	—	—	1
Issuance of common stock upon warrants exercise	—	—	45	—	521	—	—	—	521
Stock options exercised	—	—	365	—	614	—	—	—	614
Stock-based compensation	—	—	—	—	14,596	—	—	—	14,596
Net loss	—	—	—	—	—	(114,331)	—	—	(114,331)
Balance, December 31, 2023	29,057	$—	160,084	$16	407,813	$(490,245)	(60,069)	$(90,522)	$(172,938)

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(114,331)	$(23,364)	$(88,424)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,146	3,961	3,779
Amortization of debt issuance costs and debt discount	65	3,142	7,909
Scilex Pharma Notes principal increase	—	—	28,000
Payment on the Scilex Pharma Notes attributed to accreted interest related to the debt discount	—	(21,190)	(12,487)
(Gain) loss on debt extinguishment, net	—	(28,634)	12,463
Non-cash operating lease cost	507	492	372
Stock-based compensation	14,596	5,280	5,822
Issuance of shares under Settlement Agreement	750	—	—
Loss (gain) on derivative liability	512	(8,310)	300
Forfeitures of private warrants	—	1,697	—
Change in fair value of debt and liability instruments	7,189	—	—
Other	57	—	—
Changes in operating assets and liabilities:
Accounts receivables, net	(13,361)	(6,968)	(1,142)
Inventory	(2,838)	1,184	(1,417)
Prepaid expenses and other	(441)	(2,629)	1,479
Other long-term assets	855	350	—
Accounts payable	19,880	2,806	(3,836)
Accrued payroll	1,327	(2,379)	(21)
Accrued expenses	2,310	(123)	664
Accrued rebates and fees	58,765	23,531	(255)
Other liabilities	(711)	(392)	(80)
Related party payable	—	30,125	18,210
Other long-term liabilities	16	163	—
Net cash used for operating activities	(20,707)	(21,258)	(28,664)
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(300)	(2,060)	—
Purchase of property and equipment	(30)	(7)	—
Net cash used for investing activities	(330)	(2,067)	—
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements	35,458	—	—
Proceeds from issuance of Convertible Debentures	24,000	—	—
Repayment of Convertible Debentures	(15,625)	—	—
Proceeds from issuance of Revolving Facility	86,354	—	—
Repayment of Revolving Facility	(69,001)	—	—
Repayment of Oramed Note	(5,000)	—	—
Transaction costs paid related to the Business Combination	(1,372)	(2,949)	—
Payments of debt issuance costs	(380)	—	—
Disbursement of funds to Sorrento	(20,000)	—	—
Cash consideration paid in connection with share repurchase	(10,000)	—	—
Transaction costs paid in connection with share repurchase	(1,987)	—	—
Proceeds from the Business Combination	—	3,375	—
Proceeds from stock options and warrants exercised	1,135	96	—
Proceeds from related party payable	—	51,900	47,850
Proceeds from related party note payable	—	62,500	14,700
Proceeds from other loans	—	9,857	47,832
Repayment of principal on the Scilex Pharma Notes	—	(84,808)	(33,387)
Repayment on other loans	—	(18,800)	(48,832)
Net cash proceeds from financing activities	23,582	21,171	28,163
Net change in cash, cash equivalents and restricted cash	2,545	(2,154)	(501)
Cash, cash equivalents and restricted cash at beginning of period	2,184	4,338	4,839
Cash, cash equivalents and restricted cash at end of period	$4,729	$2,184	$4,338
Supplemental disclosure:
Cash paid for interest	$1,426	$—	$—
Non-cash investing and financing activities
Issuance of shares to B. Riley pursuant to B. Riley Purchase Agreement	$1,869	$—	$—
Conversion of Convertible Debentures into common stock	$7,735	$—	$—
Right-of-use assets obtained in exchange for operating lease liabilities with lease modification	$2,523	$—	$—
Oramed Note issuance at fair value	$106,252	$—	$—

	Year Ended December 31,
	2023	2022	2021
Other non-cash consideration in connection with share repurchase	$26,154	$—	$—
Excise tax in connection with share repurchase included in accrued expenses	$1,310	$—	$—
Related party debt converted to equity pursuant to Debt Exchange Agreement	$—	$289,733	$—
Deferred consideration for Romeg intangible asset acquisition	$—	$3,650	$—
Promissory Note issued to Sorrento in exchange for the SP-104 license	$—	$4,162	$—
Fair value adjustment to derivative liability in troubled debt restructuring	$—	$30,400	$—
Scilex Pharma Notes principal increase	$—	$—	$28,000
Transaction costs obligation assumed by Sorrento	$—	$5,148	$—

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its wholly owned subsidiaries, the “Company”) is the successor entity to Vickers Vantage Corp. I (“Vickers”), a special purpose acquisition company. The Company is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has five wholly owned subsidiaries, Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), Semnur Pharmaceuticals, Inc. (“Semnur”), SCLX DRE Holdings LLC and SCLX Stock Acquisition JV LLC. The business combination with Vickers (the “Business Combination”) was closed in November 2022.

The Company launched its first commercial product in October 2018, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), a prescription lidocaine topical system that is designed with novel technology to address the limitations of current prescription lidocaine therapies by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. The Company in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), a U.S. Food and Drug Administration (“FDA”)-approved prophylactic treatment for painful gout flares in adults, in the United States (“U.S.”). In February 2023, the Company acquired the rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and the commercialization thereof in the U.S. and Canada. ELYXYB is a first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults. In April 2023, the Company launched ELYXYB in the U.S. The Company expects to commercialize GLOPERBA in the U.S. in the first half of 2024.

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica for which the Company has completed a Phase 3 study (“SP-102” or “SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which the Company has recently completed a Phase 2 trial in low back pain, and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022 and a Phase 2 clinical trial is expected to commence in 2024. Since inception, the Company has devoted substantially all of its efforts to the development of SP-102, SP-103 and SP-104, and the commercialization of ZTlido. In 2024, the Company will also devote efforts on the commercialization of GLOPERBA and ELYXYB.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), the Company’s then-controlling stockholder, and Sorrento’s wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al., Case Number 23-90085 (DRJ) (the “Chapter 11 Cases”). While the Company was majority-owned by Sorrento, the Company was not a debtor in the Chapter 11 Cases. As of December 31, 2023, Sorrento no longer holds a majority of the voting power of the Company’s outstanding capital stock entitled to vote. As of December 31, 2023, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. The Company evaluates the collectability of this receivable on a quarterly basis.

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

Customer Concentration Risk

Prior to April 2022, sales to the Company’s sole distributor represented 100% of net revenue. In April 2022, the Company announced the expansion of its direct distribution network to national and regional wholesalers and pharmacies. The Company had three and four customers during the years ended December 31, 2023 and 2022, respectively, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 85% and 83% of the Company’s revenue for the years ended December 31, 2023 and 2022, respectively, individually ranging from 22% to 32% and 19% to 24%, respectively. As of December 31, 2023 and 2022, these customers represented 91% and 90% of the Company’s outstanding accounts receivable, respectively, individually ranging between 24% and 36% for both periods. Additionally, during the years ended December 31, 2023 and 2022, the Company purchased ZTlido inventory from its sole supplier, Itochu Chemical Frontier Corporation (“Itochu”). This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the years ended December 31, 2023 and 2022.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the consolidated balance sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The derivative warrant liability associated with the Private Warrants (as defined below) is valued using the Black-Scholes option pricing model, which is further discussed in Note 4. The Company elected the fair value option to account for the Convertible Debentures (as defined below) in an aggregate principal amount of up to $25.0 million that were issued in March and April 2023 and for the Oramed Note (as defined below) in the principal amount of $101.9 million that was issued in September 2023 (see Note 7 titled “Debt” below). These instruments are measured at fair value on a recurring basis using Level 3 inputs. The Binomial Lattice Model valuation technique and a discounted cash flow model were employed to measure the fair value of the Convertible Debentures and the Oramed Note, respectively. The Revolving Facility (as defined below) in an aggregate principal amount of up to $30.0 million was issued in June 2023 (see Note 7 titled “Debt” below). The Company accounts for the Revolving Facility using the amortized cost basis and recognizes interest expense over the expected term using the effective interest rate method. The carrying value of the Revolving Facility approximates its fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value.

Restricted cash as of December 31, 2023 consist of deposits placed in a segregated bank account as required under the terms of the Credit and Security Agreement, dated as of June 27, 2023, between Scilex Pharma and eCapital Healthcare Corp., which is discussed further in Note 7. Restricted cash is recorded as other long-term assets within the Company’s consolidated balance sheet.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that together reflect the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$3,921	$2,184
Restricted cash	808	—
Total cash, cash equivalents, and restricted cash	$4,729	$2,184

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

Inventory

The Company determines inventory cost on a first-in, first-out basis. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow- moving. The Company reserves for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and expiration dates for on-hand inventory. Inventory costs resulting from these adjustments are recognized as cost of sales in the period in which they are incurred. When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, the Company capitalizes pre-launch inventory costs prior to regulatory approval. As of December 31, 2023 and 2022, the Company’s inventory was primarily comprised of finished goods.

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

Public Warrants and Private Warrants

Upon completion of the Business Combination, the Company assumed public and private placement warrants to purchase Common Stock, each with an exercise price of $11.50 per share (“Public Warrants” and “Private Warrants”, respectively, and collectively, the “SPAC Warrants”) that were issued by Vickers in connection with its initial public offering (declared effective by the Securities and Exchange Commission (“SEC”) on January 11, 2021) whereby holders of the public and private placement warrants are entitled to acquire ordinary shares of Vickers.

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

Debt

The Company may enter into financing arrangements, the terms of which involve significant assumptions and estimates. This involves estimating future net product sales, determining interest expense, determining the amortization period of the debt discount, as well as determining the classification between current and long-term portions.

Convertible Debentures and the Oramed Note

The Company has elected the fair value option to account for the Convertible Debentures (as defined in Note 2 “Liquidity and Going Concern” below) that were issued in March and April 2023, as discussed further in Note 7. The Company has also elected the fair value option to account for the Oramed Note (as defined in Note 4 “Fair Value Measurements” below). The Company recorded the Convertible Debentures and the Oramed Note at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures and the Oramed Note were expensed as incurred. The weighted-average interest rates for the short-term loans, including the Convertible Debentures and the Oramed Note, were 13.55% and nil for the years ended December 31, 2023 and 2022, respectively.

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

Income Taxes

The provisions of the FASB ASC Topic 740, Income Taxes, address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Subtopic 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has uncertain tax positions.

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates.

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2023 and 2022, the Company maintained a full valuation allowance against its deferred tax assets.

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

Revenue from product sales is comprised of sales of ZTlido and ELYXYB. The Company’s performance obligation with respect to sales of ZTlido and ELYXYB is satisfied at a point in time, when control is transferred upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the product, physical possession of the product has been transferred to the customer, the customer has significant risks and rewards of ownership of the product, and the Company has a present right to payment at that time. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of December 31, 2023 and 2022 were not material.

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

Product Returns

The Company is obligated to accept the return of products sold that are expiring within six months, damaged or do not meet certain specifications. The Company may authorize the return of products sold in accordance with the term of its sales contracts, and estimates allowances for such amounts at the time of sale. The Company estimates the amount of its product sales that may be returned by its customer and records this estimate as a reduction of revenue in the period the related product revenue is recognized.

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

Recently Adopted Accounting Pronouncements

In October 2021, FASB issued Accounting Standards Updates (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. ASU 2021-08 should be applied prospectively to business combinations occurring on or after the adoption date. The Company adopted this guidance as of January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring fair value. Recognizing such a restriction as a separate unit of account is also not permitted. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company elected to early adopt this guidance as of January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

2. Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management has assessed the Company’s ability to continue as a going concern for at least one year after the issuance date of the accompanying consolidated financial statements.

On November 17, 2022, the Company entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”). On February 8, 2023, the Company entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. On January 8, 2023, the Company entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement” and together with A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley

Principal Capital II, LLC (“B. Riley”). Pursuant to each of the Standby Equity Purchase Agreements, the Company has the right, but not the obligation, to sell to each of Yorkville and B. Riley up to $500.0 million of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at its request any time during the 36 months following the date on which the registration statement related to each such purchase agreement was initially declared effective by the SEC, subject to certain conditions, which are discussed further in Note 9. On, and effective as of, February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

As consideration for Yorkville’s and B. Riley’s respective commitment to purchase shares of Common Stock at the Company’s direction, the Company issued 250,000 commitment shares to each of Yorkville (the “Yorkville Commitment Shares”) and B. Riley (the “B. Riley Commitment Shares”).

On March 21, 2023, the Company entered into a securities purchase agreement with Yorkville (the “Yorkville SPA”), pursuant to which the Company would issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $25.0 million (the “Convertible Debentures”). As of December 31, 2023, Convertible Debentures in the principal amount of $25.0 million (for net cash proceeds of $24.0 million) were issued and sold pursuant to the Yorkville SPA, which is discussed further in Note 7.

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the “eCapital Credit Agreement”) with eCapital Healthcare Corp. (the “Lender”), pursuant to which the Lender shall make available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30.0 million (the “Facility Cap”). The proceeds of the Revolving Facility will be used for (i) transaction fees incurred in connection with the eCapital Credit Agreement, (ii) working capital needs of Scilex Pharma and (iii) other uses not prohibited under the eCapital Credit Agreement. As of December 31, 2023, the Company has an outstanding balance of $17.0 million under the Revolving Facility. See Note 7 for additional discussion of the terms of the eCapital Credit Agreement.

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”). Pursuant to the ATM Sales Agreement, the Company may offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the "ATM Shares"), through or to the Sales Agents as part of the Offering. The Company has no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers thereunder at any time. The Offering will terminate upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from the Company to the Sales Agents or a Sales Agent to the Company, or (iii) the sale of all $170,000,000 of shares of Common Stock thereunder. As of December 31, 2023, no sales of Common Stock had been made under the ATM Sales Agreement.

As of December 31, 2023, the Company’s negative working capital was $203.6 million, including cash and cash equivalents of approximately $3.9 million. During the year ended December 31, 2023, the Company had operating losses of $105.4 million and cash flows used for operations of $20.7 million. The Company had an accumulated deficit of $490.2 million as of December 31, 2023.

The Company has plans to obtain additional resources to fund its currently planned operations and expenditures for at least twelve months from the issuance of these consolidated financial statements through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. The Company’s plans are also dependent upon the success of future sales of ZTlido and ELYXYB, among which ELYXYB is still in the early stages of commercialization, and the future commercialization of GLOPERBA.

Although the Company believes such plans, if executed, should provide the Company with financing to meet its needs, successful completion of such plans is dependent on factors outside the Company’s control. As a result, management has concluded that the aforementioned conditions, among other things, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of December 31, 2023 and December 31, 2022, the contingent consideration associated with the Development Milestone Payment was $0.2 million, recorded in the other long-term liabilities.

GLOPERBA License Agreement

In June 2022, the Company entered into a license agreement (the “Romeg License Agreement”) with RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”). Pursuant to the Romeg License Agreement, among other things, Romeg granted the Company (a) a transferable license, with a right to sublicense, to (i) commercialize the pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product” or “GLOPERBA”) in the United States (including its territories) (the “GLOPERBA Territory”), (ii) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (the “Licensed Products”) and commercialize any such products and (iii) manufacture Licensed Products anywhere in the world, solely for commercialization in the GLOPERBA Territory; and (b) an exclusive, transferable license, with a right to sublicense, to use the trademark GLOPERBA and logos, designs, translations, and modifications thereof in connection with the commercialization of the Initial Licensed Product solely in the GLOPERBA Territory. The Initial Licensed Product, GLOPERBA, was approved and made available in the United States in 2020.

As consideration for the license under the Romeg License Agreement, the Company paid Romeg an up-front license fee of $2.0 million, and has agreed to pay Romeg (a) upon the Company’s achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (b) certain royalties, at rates that do not exceed ten percent, based on annual net sales of the Licensed Products by the Company during the applicable royalty term under the Romeg License Agreement, and (c) minimum quarterly royalty payments totaling $7.1 million commencing on the first year anniversary of the effective date of the Romeg License Agreement and ending on the later of (i) expiration of the last-to-expire of the licensed patents covering the Licensed Products in the GLOPERBA Territory or (ii) the tenth anniversary of the effective date of the Romeg License Agreement.

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. No contingent consideration was recognized as a liability or included in the fair value of the assets as of December 31, 2023 or December 31, 2022.

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

As consideration for the acquisition, the Company assumed various rights and obligations under the asset purchase agreement between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), dated August 3, 2021 (the “DRL APA”), including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to the Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by the Company include contingent sales and regulatory milestone payments and sales royalties. The Company is also obligated to make quarterly royalty payments to DRL on net sales of ELYXYB in the ELYXYB Territory. In April 2023, the Company launched ELYXYB in the U.S. As of December 31, 2023, the Company had ending balances of accrued royalty payables of $5.0 thousand. As of December 31, 2023, no sales or regulatory milestone payments had been accrued as there were no potential milestones yet considered probable of achievement.

4. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	December 31, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$104,089	$—	$—	$104,089
Convertible Debentures	4,340	—	—	4,340
Derivative liabilities	1,518	—	—	1,518
Other long-term liabilities	179	—	—	179
Total liabilities measured at fair value	$110,126	$—	$—	$110,126

	December 31, 2022
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative liabilities	$1,231	$—	$—	$1,231
Other long-term liabilities	163	—	—	163
Total liabilities measured at fair value	$1,394	$—	$—	$1,394

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed Pharmaceuticals Inc. (“Oramed”) in the principal amount of $101.9 million (the “Oramed Note”) (see Note 7). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the consolidated statements of operations. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of December 31, 2023 was determined to be $104.1 million by applying a discount rate of 13.05%. For the year ended December 31, 2023, the Company recorded $2.8 million in change in fair value of the Oramed Note.

Convertible Debentures

In March and April 2023, the Company issued the Convertible Debentures in the principal amount of $25.0 million (see Note 7). The Convertible Debentures are measured at fair value on a recurring basis using Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the Convertible Debentures with any changes in the fair value of the Convertible Debentures recorded in the consolidated statements of operations. Interest expense related to the Convertible Debentures is included in the changes in fair value. For the year ended December 31, 2023, the Company recorded $4.4 million in change in fair value of the Convertible Debentures. A summary of inputs used in valuing the Convertible Debentures is as follows:

December 31, 2023
Risk -Free Rate	5.31%
Corporate Bond Yield	15.60%
Coupon Interest Rate	7.0%
Volatility	70.0%
Dividend Yield	0.0%
Conversion Price	$8.00

Derivative Liabilities

The Company recorded a gain of $0.5 million and $8.3 million and a loss of $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, on derivative liabilities which was attributed to the Private Warrants that the Company assumed from Vickers in November 2022 in connection with the Business Combination and compound derivative liabilities associated with the senior secured notes issued by Scilex Pharma in September 2018 (the “Scilex Pharma Notes”), respectively. The fair value of the derivative liability associated with the Scilex Pharma Notes decreased by $30.4 million immediately after entry into Amendment No. 4 to the Scilex Pharma Notes on June 2, 2022 (“Amendment No. 4”). The fair value of the derivative liability associated with the Scilex Pharma Notes was estimated using the discounted cash flow method combined with a Monte Carlo simulation model including consideration of the terms of Amendment No. 4. Significant Level 3 assumptions used in the measurement included a 6.1% risk adjusted net sales forecast and an effective debt yield of 21.5%. The Scilex Pharma Notes were fully extinguished in September 2022 and, as such, there were no remaining loan derivative liabilities associated with the Scilex Pharma Notes as of December 31, 2022. At the closing of the Business Combination in November 2022, the Company assumed a derivative warrant liability of $2.5 million related to the Private Warrants.

As of December 31, 2023, 3,613,383 Private Warrants were outstanding, and the fair value of derivative warrant liability related to the Private Warrants was $1.5 million.

The following table includes a summary of the derivative liabilities measured at fair value during the three years ended December 31, 2023, 2022 and 2021 (in thousands):

Fair Value
Ending Balance as of December 31, 2020	$35,400
Re-measurement of fair value	300
Ending Balance as of December 31, 2021	35,700
Private warrant liability acquired as part of the Business Combination	2,545
Forfeiture of Private Warrants	1,696
Change in fair value measurement	(38,710)
Ending Balance as of December 31, 2022	1,231
Change in fair value measurement	512
Forfeiture of Private Warrants	(225)
Ending Balance as of December 31, 2023	$1,518

Warrant Liability Measurement

The derivative warrant liability was valued using the Black-Scholes option pricing model, which is considered to be Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrant is the expected volatility of the Common Stock. The expected volatility assumption is based on historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants (see Note 9). A summary of the inputs used in valuing the derivative warrant liabilities is as follows:

	December 31,	December 31,
	2023	2022
Equity value	$2.04	$3.99
Exercise price	$11.50	$11.50
Term, in years	3.86	4.86
Volatility	76.0%	35.0%
Risk-free rate	3.90%	3.94%
Dividend yield	0.0%	0.0%
Call option value	$0.42	$0.30

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 10.2%. As of December 31, 2023 and December 31, 2022, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

There were no transfers between fair value measurement levels during the years ended December 31, 2023, 2022 and 2021.

5. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Construction in progress	$689	$689
Furniture	5	118
Computers and equipment	36	77
Leasehold improvements	50	55
Property and equipment, gross	780	939
Less: Accumulated depreciation	(58)	(167)
Property and equipment, net	$722	$772

The Company recognized depreciation expense of $40.0 thousand, $40.0 thousand and $39.0 thousand for the years ended December 31, 2023, 2022 and 2021, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued professional service fees	$2,029	$2,024
Accrued sales and marketing costs	1,601	574
Accrued research and development costs	1,546	459
Accrued tax payable	1,452	—
Accrued others	780	79
Accrued expenses	$7,408	$3,136

6. Goodwill and Intangible Assets

As of December 31, 2023 and 2022, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the years ended December 31, 2023, 2022 and 2021.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. A summary of the Company’s identifiable intangible assets as of December 31, 2023 and December 31, 2022 is as follows (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$15,591	$17,039
Acquired technology	21,940	7,679	14,261
Acquired licenses	5,711	551	5,160
Assembled workforce	500	475	25
Total intangible assets	$60,781	$24,296	$36,485

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$13,415	$19,215
Acquired technology	21,940	6,216	15,724
Acquired licenses	5,711	184	5,527
Assembled workforce	500	375	125
Total intangible assets	$60,781	$20,190	$40,591

As of December 31, 2023, the weighted average remaining life for identifiable intangible assets was 9.4 years. Aggregate amortization expense was $4.1 million, $3.9 million and $3.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Patent rights and acquired technology are amortized over a 15-year period. Assembled workforce is amortized over a 5-year period.

Estimated future amortization expense related to intangible assets as of December 31, 2023 is as follows (in thousands):

Amount
2024	$4,031
2025	4,006
2026	4,006
2027	4,006
2028	4,006
Thereafter	16,430
Total	$36,485

7. Debt

Convertible Debentures

On March 21, 2023, the Company entered into the Yorkville SPA, pursuant to which the Company would issue and sell to Yorkville Convertible Debentures in an aggregate principal amount of up to $25.0 million. The Yorkville SPA provides that the Convertible Debentures would be issued and sold at a purchase price equal to 96% of the applicable principal amount in three tranches as follows: (i) $10.0 million upon the signing of the Yorkville SPA, which was funded on March 21, 2023; (ii) $7.5 million upon the filing of a registration statement on Form S-1 with the SEC to register the resale by Yorkville of any shares of Common Stock issuable upon conversion of the Convertible Debentures under the Securities Act of 1933, as amended (the “Securities Act”), which was funded on April 11, 2023; and (iii) $7.5 million at the time such registration statement was declared effective by the SEC, which was funded on April 20, 2023.

The Convertible Debentures bear interest at an annual rate of 7.00% and were initially set to mature on December 21, 2023. On October 11, 2023, the Company and Yorkville amended the Convertible Debentures. The Default Conversion Price (as defined therein) was originally set not to fall below $2.00 per share and such floor price has been amended to mean a price per share of Common Stock equal to 95% of the lowest daily VWAP (as defined therein) during the five consecutive trading days immediately preceding the conversion date, but not lower than $0.50 per share. The maturity date of the Convertible Debentures was also extended from December 21, 2023 to March 15, 2024. The outstanding principal amount is to be repaid in equal installments that are due every 30 days beginning on May 20, 2023, which is 60 days after the date on which the first Convertible Debenture was issued to Yorkville. The Convertible Debentures provide a conversion right, in which any portion of the outstanding and unpaid principal and any accrued but unpaid interest may be converted into shares of Common Stock, at a conversion price of $8.00 per share at the option of the holder of the Convertible Debentures.

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

The Company has elected the fair value option for the Convertible Debentures and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. Pursuant to the Yorkville SPA, the Company issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023 for $14.4 million in net cash proceeds. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debentures issued to Yorkville, resulting in the issuance of 632,431 shares of Common Stock at a conversion price of $8.00 per share and reducing the outstanding Convertible Debentures fair value balance by $4.4 million. The Company repaid $15.6 million of the Convertible Debentures during the year ended December 31, 2023. Interest expense related to the Convertible Debentures and included in the changes in fair value was $0.7 million for the year ended December 31, 2023.

The following table provides a summary of the changes in the balance and the estimated fair value of the Convertible Debentures (in thousands):

December 31,
2023
Beginning Balance as of January 1, 2023	$—
Issuance of Convertible Debentures	24,000
Repayment of Convertible Debentures	(15,625)
Change in fair value of Convertible Debentures	3,700
Conversion of Convertible Debentures into Common Stock	(7,735)
Ending Balance as of December 31, 2023	$4,340

Revolving Facility

On June 27, 2023, Scilex Pharma entered into the eCapital Credit Agreement, pursuant to which the Lender shall make available the Revolving Facility in an aggregate principal amount of up to $30.0 million. The Facility Cap may, at the request of Scilex Pharma and with the consent of the Lender, be increased in increments of $250,000 at such time as the outstanding principal balance under the eCapital Credit Agreement equals or exceeds 95% of the then-existing Facility Cap. The amount available to Scilex Pharma under the Revolving Facility at any one time is the lesser of the Facility Cap and 85% of the Net Collectible Value of Eligible Receivables (each as defined therein) minus the amount of any reserves or adjustments against receivables required by the Lender, in its discretion.

Under the terms of the eCapital Credit Agreement, interest will accrue daily on the principal amount outstanding at a rate per annum equal to the Wall Street Journal Prime Rate plus 1.5%, based on a year consisting of 360 days, and which shall be payable by Scilex Pharma monthly in arrears, commencing July 1, 2023. The eCapital Credit Agreement provides for an early termination fee of 0.5% of the Facility Cap if Scilex Pharma voluntarily prepays and terminates in full the Revolving Facility prior to the first anniversary of the closing of the Revolving Facility.

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

The eCapital Credit Agreement contains a financial covenant requiring Scilex Pharma to maintain cash on hand of at least $1.0 million at all times. Scilex Pharma’s obligations under the eCapital Credit Agreement are secured by a continuing security interest in Scilex Pharma’s accounts receivable, arising from customers in the ordinary course of business. The eCapital Credit Agreement contains customary events of default and also provides that an event of default includes a change of control of Scilex Pharma and the failure by the Company to issue at least $75.0 million of debt or equity by September 30, 2023, which condition was satisfied by the issuance of the Oramed Note. As of December 31, 2023, Scilex Pharma has an outstanding balance of $17.0 million under the Revolving Facility, which is classified as a long-term liability in the consolidated balance sheet.

On September 21, 2023, Scilex Pharma signed a subordination agreement (the “Subordination Agreement”) with the Lender and Acquiom Agency Services LLC (the “Agent”). Pursuant to the Subordination Agreement, the rights and interests of the Lender under the eCapital Credit Agreement would be secured by first priority liens on the ABL Priority Collateral (as defined therein). The ABL Priority Collateral consists of all of the Company’s properties identified in the description of collateral in the UCC-1 Financing Statement filed with the Delaware Secretary of State on June 27, 2023. The Agent’s rights and interests under that certain Subsidiary Guarantee, dated as of September 21, 2023, entered into by us and each of our subsidiaries with Oramed and the Agent (the “Subsidiary Guarantee”), would be secured by first priority liens on certain other collateral and second priority liens on the ABL Priority Collateral. The Subordination Agreement also includes other standard interlender terms and requires that the Facility Cap (as defined therein) shall not exceed $30.0 million.

The Oramed Note

On September 21, 2023, the Company entered into a securities purchase agreement with Oramed (the “Scilex-Oramed SPA”), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, matures on March 21, 2025. It is payable in six principal installments, with the first installment of $5.0 million payable on December 21, 2023, the second installment in the principal amount of $15.0 million payable on March 21, 2024, the next three installments each in the principal amount of $20.0 million payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) 4% and (y) Term SOFR (as defined in the Oramed Note) and (2) 8.5%, payable in-kind on a monthly basis. If the outstanding principal has not been fully repaid by March 21, 2024, an exit fee of approximately $3.1 million becomes due upon repayment. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus 15% or (ii) the maximum rate permitted under applicable law. Voluntary prepayments made before the one-year anniversary of the closing date of the Scilex-Oramed SPA must include a make-whole amount equal to 50% of the additional interest that would accrue on the principal amount so prepaid from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, repayment is required at a mandatory default rate of 125% of the principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring use of 70% of net cash proceeds from any Cash Sweep Financing (as defined in the Oramed Note) or advances under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal after the earlier of April 1, 2024 or full repayment of Acceptable Indebtedness (as defined in the Oramed Note).

The Oramed Note contains affirmative and negative covenants binding on the Company and its subsidiaries, which restrict, among other things, the Company and its subsidiaries from incurring indebtedness or liens, amending charter and organizational documents, repaying or repurchasing stock, repaying, repurchasing, or acquiring indebtedness, paying or declaring cash dividends, assigning, selling, transferring or otherwise disposing of assets, making or holding investments, entering into transactions with affiliates, and entering into settlement agreements, in each case as more fully set forth in, and subject to certain qualifications and exceptions set forth in, the Oramed Note. The Company was in compliance with all of the covenants as of December 31, 2023.

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

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. As of December 31, 2023, the fair value of the Oramed Note was $104.1 million, which is classified as a current liability in the consolidated balance sheet.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

December 31,
2023
Beginning Balance as of January 1, 2023	$—
Issuance of Oramed Note	106,252
Change in fair value of Oramed Note	2,837
Repayment of Oramed Note	(5,000)
Ending Balance as of December 31, 2023	$104,089

8. Junior DIP Facility and Sorrento Stock Purchase Agreement

Junior DIP Facility

In July 2023, the Company entered into an agreement to provide Sorrento with a non-amortizing super-priority junior secured term loan facility (“Junior DIP Facility”) in an aggregate principal amount of $20.0 million (the “Junior DIP Loan Agreement”), which was funded in the same month. The Junior DIP Facility bears interest at a per annum rate of 12.0% payable in kind on the first day of each month in arrears and on the DIP Termination Date (as defined in the Junior DIP Loan Agreement). Upon repayment or satisfaction of the DIP Loans (as defined in the Junior DIP Loan Agreement) in whole or in part, Sorrento is required to pay to the Company in cash an exit fee equal to 2.00% of the aggregate principal amount of the Junior DIP Facility. The Junior DIP Facility was to mature on the earliest of: (i) September 30, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to Sorrento; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of Sorrento; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments (as defined in the Junior DIP Loan Agreement) in accordance with the DIP Documents (as defined in the Junior DIP Loan Agreement); and (v) dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

On September 21, 2023, Sorrento’s obligations under the Junior DIP Facility were waived and deemed to be fully settled in conjunction with the Sorrento SPA as described below. Consequently, the transfer of funds associated with the Junior DIP Facility was deemed and accounted for as a capital distribution to Sorrento.

Sorrento Stock Purchase Agreement

On September 21, 2023, the Company entered into a Stock Purchase Agreement with Sorrento (“Sorrento SPA”), pursuant to which the Company purchased from Sorrento (i) 60,068,585 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock, par value $0.0001 per share, of the Company (the “Preferred Stock”) and (iii) 1,386,617 Public Warrants and 3,104,000 Private Warrants (collectively, the “Purchased Securities”). On the same day, the Company and Oramed entered into the Scilex-Oramed SPA. The Company concluded that the Sorrento SPA and the Scilex-Oramed SPA were entered in contemplation of each other and the issuance of the Oramed Note was accounted as part of the consideration payable for the Purchased Securities acquired from Sorrento.

Pursuant to the terms of the Scilex-Oramed SPA, the Company issued the Oramed Note (see Note 7), which replaced Sorrento’s outstanding obligations to Oramed, warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock (the “Closing Penny Warrant”) with an exercise price of $0.01 per share and restrictions on exercisability, and warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock (the “Subsequent Penny Warrants” and together with the Closing Penny Warrant, the “Penny Warrants”), each with an exercise price of $0.01 per share and each with restrictions on exercisability. Additionally, the Company agreed to transfer to Oramed 4,000,000 SPAC Warrants, which were acquired by the Company under the Sorrento SPA. There was no change in the terms for the warrants transferred to Oramed as a result of the transactions described above. The remaining consideration for the Purchased Securities was comprised of a credit bid for all amounts of principal and accrued but unpaid interest outstanding under the Junior DIP Facility, a $10.0 million cash payment, and the assumption and assignment of certain obligations of Sorrento for legal fees and expenses amounting to approximately $12.3 million.

The Company allocated the total consideration between the repurchased instruments by allocating to the repurchased Private Warrants their full value, with the remaining consideration allocated to the Common Stock, Preferred Stock, and Public Warrants based on their relative fair values as of September 21, 2023.

Before the closing of the Sorrento SPA transactions and in connection with the transactions contemplated by the Sorrento SPA, the Company formed two entities: (a) Scilex DRE Holdings LLC (“Holdco”), a single purpose entity that is the Company’s direct wholly owned subsidiary and (b) Scilex Stock Acquisition Joint Venture LLC, a single purpose bankruptcy-remote entity that is the Company’s indirect wholly owned subsidiary (“SCLX JV”), which was formed to hold the Purchased Securities. Holdco was formed to hold all of the equity interests in SCLX JV. Holdco and SCLX JV are parties to the Security Agreement and Subsidiary Guarantee (see Note 7).

Preferred Stock

Pursuant to the terms of the Sorrento SPA, the Company repurchased all of the outstanding Preferred Stock. The Preferred Stock is classified in equity and does not have any bifurcated features. Therefore, the repurchase of the Preferred Stock by the Company is treated as a redemption of shares and viewed as a deemed dividend. The fair value of Preferred Stock as of the repurchase date of September 21, 2023 was $52.6 million. The Company derecognized the carrying value of the Preferred Stock, with any excess amount allocated as the reduction in additional paid-in capital. The Preferred Stock is currently held as collateral for the Oramed Note.

Treasury Stock

The Common Stock that has been repurchased by the Company under the Sorrento SPA is not intended for constructive retirement, and is being held as collateral for the Oramed Note. In accordance with treasury stock accounting guidance, the consideration allocated to Common Stock is presented under a separate caption of Treasury Stock as a reduction of equity.

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

The Company accounted for the Penny Warrants as an equity classified instrument as they are indexed to the Company’s own stock and meet the conditions to be classified in equity under FASB ASC 815, Derivatives and Hedging, including sufficient available shares for the Company to settle the exercise of the warrants in shares. The Penny Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The fair value of Penny Warrants as of September 21, 2023, the date of issuance, was $10.4 million.

Excise Tax

In December 2022, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued guidelines on the implementation of the new code section added by the Inflation Reduction Act of 2022, which imposes a 1% excise tax on the total fair market value of stock repurchases during the tax year, subject to adjustments. Pursuant to the terms of the Sorrento SPA, the Company repurchased the Purchased Securities from Sorrento. The total fair market value of the Purchased Securities was offset by the fair market value of the shares issued during the year ended December 31, 2023. The Company has accrued $1.3 million of the excise tax liability, which is recorded as accrued expenses under current liabilities on the consolidated balance sheet. The excise tax will be adjusted based on any new guidance that the IRS may release.

9. Stockholders’ Equity

SPAC Warrants

Upon the completion of the Business Combination, the Company assumed the SPAC Warrants.

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

The Public Warrants are equity-classified warrants and recognized in additional paid-in capital in the accompanying consolidated balance sheets. The Private Warrants are liability-classified warrants and are recognized as liabilities (refer to Notes 1 and 4).

During the year ended December 31, 2023, the SPAC Warrants held by Sorrento were repurchased, and certain of such warrants transferred to Oramed, as a result of the Sorrento SPA (refer to Note 8).

As of December 31, 2023 and 2022, there were 6,854,309 and 6,899,988 Public Warrants outstanding, respectively.

As of December 31, 2023 and 2022, there were 3,613,383 and 4,104,000 Private Warrants outstanding, respectively.

Preferred Stock

As of December 31, 2023 and 2022, there were 29,057,097 shares of Preferred Stock outstanding. On September 21, 2023, the Preferred Stock was repurchased and derecognized for accounting purposes. The Preferred Stock is currently held as collateral for the Oramed Note.

Treasury Stock

As of December 31, 2023, there were 60,068,585 shares of Treasury Stock.

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

In connection with the execution of the Original Purchase Agreement, the Company issued to Yorkville 250,000 shares of Common Stock. During the year ended December 31, 2023, the Company sold 11,552,074 shares of Common Stock pursuant to the A&R Yorkville Purchase Agreement for aggregate net proceeds of $32.3 million.

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

In connection with the execution of the B. Riley Purchase Agreement, the Company issued to B. Riley 250,000 shares of Common Stock. During the year ended December 31, 2023, the Company sold an aggregate of 1,414,554 shares of Common Stock for aggregate net proceeds of $3.2 million. On, and effective as of, February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

Stock Issued under Settlement Agreement with Hudson Bay Parties

In August 2023, the Company, along with Hudson Bay Capital Management LP (“Hudson Bay”), Cove Lane Onshore Fund, LLC (“Cove Lane”), and HBC Investments LLC (“HBC” and collectively, the “Hudson Bay Parties”), entered into several agreements. Under these agreements, the Company agreed to issue and sell up to $118.6 million in securities and warrants to the Hudson Bay Parties. However, on September 15, 2023, a settlement agreement was reached and released all claims related to the previous agreements. The Company acknowledged payments of $8.65 million made to the Hudson Bay Parties as properly earned. To satisfy remaining obligations, the Company agreed to issue shares of Common Stock to Cove Lane and HBC worth $0.3 million and $0.5 million, respectively. This resulted in the issuance of an aggregate of 474,683 shares of Common Stock on September 25, 2023.

At-the-Market Sales Agreement

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”). Pursuant to the ATM Sales Agreement, the Company may offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the “ATM Shares”), through or to the Sales Agents. The Company has no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers at any time. The Offering will terminate upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from the Company to the Sales Agents or a Sales Agent to the Company, or (iii) the sale of all $170,000,000 of shares of Common Stock thereunder.

The ATM Shares offered and sold in the Offering will be issued pursuant to the Company’s shelf registration statement on Form S-3 (the “Shelf S-3 Registration Statement”), filed with the SEC on December 22, 2023, and declared effective by the SEC on January 11, 2024. The ATM Shares may be offered only by means of a prospectus forming a part of the Shelf S-3 Registration Statement.

The Sales Agents are entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. The Company will also reimburse the Sales Agents for certain expenses and has agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act.

As of December 31, 2023, no sales of Common Stock had been made under the ATM Sales Agreement.

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

Scilex Holding Company 2019 Stock Option Plan

In May 2019, the Board of Directors of the Company adopted the Scilex Holding Company 2019 Stock Option Plan (the “2019 Stock Option Plan”), which subsequently was amended in December 2020. The 2019 Stock Option Plan was terminated at the closing of the Business Combination, and no further awards have been granted under the 2019 Stock Option Plan thereafter. However, the 2019 Stock Option Plan will continue to govern outstanding awards granted thereunder.

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). The total number of shares of Common Stock for which incentive stock options (“ISOs”) may be granted under the Equity Incentive Plan is not to exceed 20,276,666 shares, which was increased from 14,622,712 as a result of the automatic annual increase on January 1, 2023 pursuant to the Equity Incentive Plan provisions.

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

As of December 31, 2023, options to purchase 33,123,798 shares of Common Stock were outstanding under all equity incentive plans.

The Company recently determined that the aggregate value of all compensation granted or paid to each non-employee director for the fiscal year ending December 31, 2023 (when aggregated with any remaining compensation payable for the remainder of such fiscal year) would inadvertently exceed the $750,000 annual compensation limit for non-employee directors (the “Compensation Limit”) under the Equity Incentive Plan, as a result of the previously disclosed equity grants made thereunder to such non-employee directors in January 2023 (the “Awards”). As a result, the Company’s current non-employee directors, David Lemus and Dorman Followwill, and the Company’s former non-employee directors, Tien-Li Lee and Laura Hamill, each voluntarily agreed to forfeit (i) a number of shares of Common Stock subject to their Awards or (ii) a combination of shares of Common Stock subject to their Awards and cash compensation payable by the Company for such person’s service as a director for the remainder of 2023, in each case in an amount that would bring each such non-employee director’s aggregate compensation for the fiscal year ending December 31, 2023 below the Compensation Limit. The non-employee directors forfeited an aggregate of 311,735 shares of Common Stock and an aggregate of approximately $107,424 in cash compensation.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board of Directors of the Company adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company, provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 1,400,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the year ended December 31, 2023.

The following table summarizes stock option activity during the year ended December 31, 2023 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	16,939	$1.68	7.0	$38,942
Granted	17,610	$7.02
Exercised	(365)	$1.68
Forfeited/Cancelled	(1,060)	$6.36
Outstanding as of December 31, 2023	33,124	$4.38	7.5	$7,459
Exercisable as of December 31, 2023	18,990	$2.78	6.3	$5,600

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options granted during the year ended December 31, 2023 was $3.24 per share. The total intrinsic values of options exercised during the years ended December 31, 2023, 2022, and 2021 were $1.1 million, $0.3 million, and nil, respectively.

Total stock-based compensation recorded within operating expenses was $14.6 million, $5.3 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of December 31, 2023 were $42.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

In October 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of December 31, 2023, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 2,875,759, which was increased from 1,462,271 shares as a result of automatic annual increase on January 1, 2023.

Total stock-based compensation recorded as operating expense for the ESPP was $21.0 thousand and nil for the year ended December 31, 2023 and 2022, respectively.

Valuation Assumptions

The Company calculates the fair value of stock options and ESPP awards granted to employees and nonemployees using the Black-Scholes option-pricing method. The Black-Scholes option-pricing method requires the use of subjective assumptions.

The following assumptions were used in the Black-Scholes options pricing model to estimate stock-based compensation on the date of grant for stock options and ESPP:

Year Ended December 31, 2023
Stock options:
Expected dividend yield	0.00%
Expected volatility	40.00% - 77.00%
Risk-free interest rate	3.59% - 4.74%
Term of options (in years)	6.25
Employee stock purchase plan:
Expected dividend yield	0.00%
Expected volatility	117.57%
Risk-free interest rate	5.33%
Expected life (in years)	0.50

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.5 million, $0.3 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

As of December 31, 2023, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. For the years ended December 31, 2023 and 2022, Scilex Pharma made royalty payments in the amount of $8.3 million and $2.3 million. As of December 31, 2023 and 2022, Scilex Pharma had ending balances of accrued royalty payables of $2.4 million and $2.2 million, respectively. Total royalty expense recorded within cost of revenue was $8.5 million and $4.5 million for the years ended December 31, 2023 and 2022, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

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

Litigation

In the normal course of business, the Company may be named as a defendant in one or more lawsuits. Other than the following four lawsuits, the Company is not a party to any outstanding material litigation and management is not aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

From time to time the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business.

Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc. Litigation

On February 23, 2021, the Company filed an action (the “Action”) in the U.S. District Court for the Northern District of California against Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc., two manufacturers of over-the-counter (“OTC”) lidocaine patch products, alleging, among other things, false and deceptive advertising and unfair competition under the Lanham Act and California state laws by those companies regarding their respective OTC patch products. This lawsuit sought, among other relief, damages and an injunction enjoining the defendants from continuing to make false or misleading statements of fact about their respective OTC lidocaine patch products. The defendants filed motions to dismiss, which narrowed slightly the Company’s claims, but which motions the court largely rejected. Discovery was proceeding. On January 26 and February 2, 2024, Scilex Pharma entered into two separate settlement agreements and mutual releases with the two manufacturers that resolve the Action. The terms of those agreements are confidential.

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, the Company and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, the Company and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax will be obligated to make the following payments to the Company to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein); (ii) $2.5 million by July 1, 2024 and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm; (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). The Company and Virpax provide mutual releases of all claims that exist as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect its claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. Plaintiffs’ release as to Virpax is conditioned upon Virpax’s Initial Payment.

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex is subject to a 30-month stay preventing it from selling a generic version of ZTlido during that time. The stay should expire no earlier than November 11, 2024. The two Apotex entities were recently dismissed from the litigation without prejudice, as they no longer have an interest in the generic product that Aveva seeks to market. Trial in the ZTlido Patent Litigation has been scheduled for July 8, 2024. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

GLOPERBA Patent Litigation

On November 6, 2023, Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) filed a complaint against the Company in the U.S. District Court for the District of Delaware (the “GLOPERBA Patent Litigation”) alleging that the Company’s filing with the FDA of an application for approval of a proposed revision to the product label for its GLOPERBA product infringed certain Orange Book listed patents covering Takeda’s colchicine product, Colcrys® (the “Colcrys Patents”). Takeda is seeking an order that the effective date of any FDA approval of the Company’s labeling revision be no earlier than the expiration date of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. The filing of the complaint subjects the Company to a 30-month stay, preventing it from selling GLOPERBA under a revised label (but not from selling GLOPERBA under its current label) during that time. The Company cannot make any predictions about the final outcome of this matter or the timing thereof. The stay could last as long as until May 6, 2026, unless the litigation is resolved before that time. As of December 31, 2023, the Company accrued $0.5 million with respect to the GLOPERBA Patent Litigation.

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of December 31, 2023, the Company’s leases have remaining lease terms of approximately 0.7 to 3.8 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that were not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the ROU assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of December 31, 2023, the Company has no finance leases.

In April 2023, the Company modified the lease term for its principal executive offices located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027. As a result of the modification, the Company recognized additional ROU assets and corresponding lease liabilities of $2.5 million.

Lease expense was $1.1 million, $0.5 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was primarily comprised of operating lease costs. The lease expense also included variable lease costs and sublease income, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(1,021)	$(746)
Weighted average remaining lease term in years — operating leases	3.6	1.8
Weighted average discount rate — operating leases	11.1%	11.8%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Year Ended December 31,	Amount
2024	$1,042
2025	916
2026	944
2027	724
Total lease payments	3,626
Less imputed interest	(630)
Total lease liabilities	2,996
Less current portion of lease liability	759
Lease liability, net of current portion	$2,237

12. Income Taxes

Total loss before income taxes for the years ended December 31, 2023, 2022 and 2021 did not include a foreign component.

The components of the provision expense (benefit) were as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense (benefit):
Federal	$—	$—	$—
State	13	4	5
Total current	13	4	5
Deferred income tax expense (benefit):
Federal	(16,514)	(10,396)	(12,981)
State	(11,247)	(1,851)	(2,472)
Total deferred	(27,761)	(12,247)	(15,453)
Changes in tax rate	(1,471)	1,347	31
Changes in valuation allowance	29,232	10,900	15,422
Total income tax expense from continuing operations	$13	$4	$5

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company’s net deferred tax liabilities and related valuation allowance are as follows as of December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$71,434	$48,984
Debt related interest	16,898	15,272
Capitalized research and development	4,936	2,014
Tax credit carryforwards	3,960	1,630
Stock based compensation	525	1,602
Accrued expense and reserves	1,584	568
Operating lease liabilities	774	315
Other	159	77
Total deferred tax assets	100,270	70,462
Less valuation allowance	(96,776)	(67,543)
Total deferred tax assets	3,494	2,919
Deferred tax liabilities:
Intangible assets	(2,734)	(2,666)
Operating lease right-of-use assets	(760)	(253)
Total deferred tax liabilities	(3,494)	(2,919)
Net deferred tax liabilities	$—	$—

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax benefit at federal statutory rate	$(24,007)	$(4,905)	$(19,150)
Valuation allowance	29,232	10,900	15,422
Debt discount and interest limitation	—	(9,293)	8,954
Compensation expense	3,798	2,469	224
Acquisition related charges	260	992	75
Prior year true-up and carryback	(5,079)	(713)	(3,968)
State, net of federal tax benefit	(5,127)	(174)	(2,545)
Change in fair value of Convertible Debentures	1,752	—	—
Change in tax rates	(1,471)	—	—
Other	655	728	993
Income tax expense	$13	$4	$5

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $96.8 million against its deferred tax assets as of December 31, 2023. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.

As of December 31, 2023, the Company had $278.7 million and $114.0 million of federal and state net operating loss carryforwards, respectively. The net operating loss carryforwards begin to expire in 2035 and 2034 for federal and state, respectively. As of December 31, 2023, the Company had a total of $265.9 million of federal net operating losses that have an indefinite life and will not expire, and had federal research and development income tax credits of $3.4 million which will begin to expire in 2035. As of December 31, 2023, the Company had California research and development income tax credits of $1.9 million that have an indefinite life and will not expire.

Internal Revenue Code Section 382 rules apply to limit a corporation’s ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. For the years ended December 31, 2023 and 2022, there was no impact of such limitations on the Company’s income tax provision.

The Company is subject to taxation in U.S. federal and state tax jurisdictions. All of the Company’s tax years will remain open for three years for examination by the federal and state tax authorities from the date of utilizations of net operating loss. There are no active tax compliance audits as of December 31, 2023.

A reconciliation of the beginning and ending amount of unrecognized tax expense (benefits) is as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Beginning balance	$408	$408	$406
Increase related to prior year tax positions	536	—	2
Increases related to current year tax positions	127	—	—
Ending balance	$1,071	$408	$408

As of December 31, 2023, 2022 and 2021, the Company had $1.1 million, $0.4 million and $0.4 million in total unrecognized tax benefits, respectively. If these were to be recognized, they would affect the effective tax rate, however given the full valuation allowance in the jurisdiction in which the unrecognized tax benefits relate to, the impact on the effective tax rate would be nil.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties have been recognized as of and for the periods ended December 31, 2023, 2022 and 2021.

The Company believes that no material amount of the liabilities for uncertain tax positions are expected to reverse within 12 months of December 31, 2023.

13. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the years ended December 31, 2023, 2022 and 2021 (in thousands except per share data):

	Year Ended December 31,
	2023	2022	2021
Net loss	$(114,331)	$(23,364)	$(88,424)
Premium on redemption of Preferred Stock	(52,645)	—	—
Net loss for basic and diluted loss per share available to common stockholders	$(166,976)	$(23,364)	$(88,424)
Weighted average number of shares outstanding - basic	130,298	134,226	132,858
Effect of dilutive securities	—	—	—
Weighted average number of shares and assumed conversions - diluted	130,298	134,226	132,858
Loss per share
Basic and diluted	$(1.28)	$(0.17)	$(0.67)

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Premium paid on redemption of Preferred Stock was added to the net loss to arrive at loss available for common stockholders as it represents a dividend to the preferred stockholder. Diluted earnings per share is computed using the weighted average number of Common Stock and, if dilutive, potential Common Stock outstanding during the period. Potential Common Stock consists of the incremental Common Stock issuable upon the exercise of stock options and warrants (using the treasury stock method).

In the computation of net loss per share, treasury shares are not included as part of the outstanding shares.

In accordance with FASB ASC 260, Earnings Per Share, Penny Warrants are warrants that would be exercised for no or little consideration and therefore should be included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted net income (loss) per share. The Closing Penny Warrants become exercisable upon the passage of time and are included in basic and diluted net income (loss) per share from the closing date of September 21, 2023. The Subsequent Penny Warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock are not vested as of the closing date of September 21, 2023 and the vesting is based on the passage of time, the Company’s repayment of the Oramed Note or the occurrence of the Management Sale Trigger Date (as defined therein). Therefore, these Subsequent Penny Warrants are included in the computation for diluted net income per share once all other exercise contingencies are removed except for the passage of time.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	December 31,	December 31,	December 31,
	2023	2022	2021
Stock options	33,123,798	16,939,093	18,967,724
Public Warrants	6,854,309	6,899,988	—
Private Warrants	3,613,383	4,104,000	—
Retainer Shares	4,000,000	—	—
Shares Issuable pursuant to ESPP	29,806	—	—
Convertible Debentures	546,921	—	—
Total	48,168,217	27,943,081	18,967,724

14. Subsequent Events

Termination of B. Riley Purchase Agreement

On February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement. The termination is effective as of February 16, 2024.

Underwritten Offering

On February 29, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC, as the representatives (the “Representatives”) of the underwriters named in Schedule A (the “Underwriters”). Pursuant to the Underwriting Agreement, the Company agreed to sell, in an underwritten offering (the “Bought Deal Offering”), 5,882,353 shares (the “Firm Shares”) of the Common Stock, and accompanying common warrants to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Firm Warrants”). Pursuant to the Underwriting Agreement, the Company also granted the Underwriters an option for a period of 30 days from the date of the Underwriting Agreement to purchase up to 882,352 additional shares of Common Stock (the “Optional Shares”, and together with the Firm Shares, the “Shares”) and/or common warrants to purchase up to 882,352 shares of Common Stock (the “Optional Warrants”, and together with the Firm Warrants, the “Common Warrants”) that may be purchased by the Underwriters, at a price per Optional Share of $1.5548 and a price per Optional Warrant of $0.0092, which amounts reflect the public offering price of $1.69 per Optional Share and $0.01 per Optional Warrant, less underwriting discounts and commissions, as applicable (the “Underwriters’ Option”). Each Firm Share was sold together with a Firm Warrant at a combined public offering price of $1.70. The combined price per Firm Share and accompanying Firm Warrant paid by the Underwriters was $1.564, which amount reflects the combined public offering price of $1.70, less underwriting discounts and commissions.

Subject to certain ownership limitations, the Common Warrants are exercisable immediately from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.70 per share. The exercise price of the Common Warrants is subject to certain adjustments, including (but not limited to) for stock dividends, stock splits, combinations and reclassifications of the Common Stock.

In connection with the Bought Deal Offering, the Company agreed, pursuant to the Underwriting Agreement, to issue the Representatives warrants (the “Representative Warrants”, and together with the Common Warrants, the “Warrants”) to purchase up to an aggregate of 470,588 shares of Common Stock (which represents 8.0% of the aggregate number of Firm Shares sold in the Bought Deal Offering), or up to an aggregate of 541,176 shares of Common Stock if the Underwriters exercise the Underwriters’ Option in full. The Representative Warrants are immediately exercisable and have the same terms as the Common Warrants described above, except that the exercise price of the Representative Warrants is $2.125 per share, which represents 125% of the combined public offering price per Firm Share and accompanying Firm Warrant. The Company also agreed to pay certain expenses of the Representatives in connection with the Bought Deal Offering, including their legal fees and out-of-pocket expenses up to $200,000 and up to $15,950 for clearing expenses.

The Shares, the Warrants and the shares of Common Stock issuable upon exercise of the Warrants were offered and sold by us pursuant to an effective shelf registration statement on Form S-3, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2023, as amended, and was declared effective on January 11, 2024 (File No. 333-276245), a base prospectus dated January 11, 2024, and a final prospectus supplement dated February 29, 2024.