Form 10-Q
period 2024-03-31
Scilex Holding Co
filed 2024-05-13
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 9, 2024, the registrant had 181,189,935 shares of common stock, par value $0.0001, outstanding.

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

These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024 (the “Annual Report on Form 10-K”), as updated by the risk factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report on Form 10-Q.

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

ii

•
our ability to obtain and maintain regulatory approval of any of our product candidates;
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
•
the impact of COVID-19 and other similar disruptions in the future; and
•
other factors detailed under the section titled “Risk Factors” in the Annual Report on Form 10-K, as updated by the risk factors described in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.”

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,818	$3,921
Accounts receivable, net	29,716	34,597
Inventory	3,486	4,214
Prepaid expenses and other	2,725	4,049
Total current assets:	37,745	46,781
Property and equipment, net	718	722
Operating lease right-of-use asset	2,763	2,943
Intangibles, net	35,458	36,485
Goodwill	13,481	13,481
Other long-term assets	1,075	897
Total assets	$91,240	$101,309
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$42,219	$40,954
Accrued payroll	3,727	2,681
Accrued rebates and fees	104,088	89,658
Accrued expenses	8,564	7,408
Current portion of deferred consideration	480	491
Debt, current	92,923	108,429
Current portion of operating lease liabilities	731	759
Total current liabilities:	252,732	250,380
Long-term portion of deferred consideration	2,780	2,895
Debt, net of issuance costs	16,323	17,038
Derivative liabilities	6,941	1,518
Operating lease liabilities	2,068	2,237
Other long-term liabilities	182	179
Total liabilities	$281,026	$274,247
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized; 29,057,097 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 740,000,000 shares authorized; 166,189,835 shares issued and 106,121,250 shares outstanding as of March 31, 2024; 160,084,250 shares issued and 100,015,665 shares outstanding as of December 31, 2023	17	16
Additional paid-in capital	415,341	407,813
Accumulated deficit	(514,622)	(490,245)
Treasury stock, at cost; 60,068,585 shares as of each of March 31, 2024 and December 31, 2023	(90,522)	(90,522)
Total stockholders’ deficit	(189,786)	(172,938)
Total liabilities and stockholders’ deficit	$91,240	$101,309

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and net loss per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$10,884	$10,582
Operating costs and expenses:
Cost of revenue	3,840	3,591
Research and development	3,108	2,736
Selling, general and administrative	29,278	28,701
Intangible amortization	1,027	1,027
Legal settlements	(6,891)	—
Total operating costs and expenses	30,362	36,055
Loss from operations	(19,478)	(25,473)
Other (income) expense:
Loss on derivative liability	457	5,253
Change in fair value of debt and liability instruments	3,905	—
Interest expense, net	531	(1)
Loss on foreign currency exchange	6	20
Total other expense	4,899	5,272
Loss before income taxes	(24,377)	(30,745)
Income tax expense	—	8
Net loss	$(24,377)	$(30,753)
Net loss per share attributable to common stockholders — basic and diluted	$(0.24)	$(0.22)
Weighted average number of shares during the period — basic and diluted	102,407	141,660

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Deficit
Balance, December 31, 2023	29,057	—	160,084	$16	$407,813	$(490,245)	60,069	$(90,522)	$(172,938)
Shares issued under Standby Equity Purchase Agreements and under ATM Sales Agreement	—	—	189	—	156	—	—	—	156
Shares issued under Bought Deal Offering	—	—	5,882	1	3,768	—	—	—	3,769
Stock options exercised	—	—	35	—	46	—	—	—	46
Stock-based compensation	—	—	—	—	3,558	—	—	—	3,558
Net loss	—	—	—	—	—	(24,377)	—	—	(24,377)
Balance, March 31, 2024	29,057	$—	166,190	$17	$415,341	$(514,622)	60,069	$(90,522)	$(189,786)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Deficit
Balance, December 31, 2022	29,057	$3	141,349	$14	$412,136	$(375,914)	—	$—	$36,239
Shares issued under Standby Equity Purchase Agreements	—	—	462	—	1,869	—	—	—	1,869
Retainer shares issued	—	—	4,000	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,720	—	—	—	3,720
Net loss	—	—	—	—	—	(30,753)	—	—	(30,753)
Balance, March 31, 2023	29,057	$3	145,811	$15	$417,725	$(406,667)	—	$—	$11,076

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(24,377)	$(30,753)
Adjustments to reconcile net loss to net cash proceeds from (used for) operating activities:
Depreciation and amortization	1,031	1,037
Amortization of debt issuance costs and debt discount	31	—
Non-cash operating lease cost	180	144
Stock-based compensation	3,558	3,720
Loss on derivative liability	457	5,253
Allocated expenses for warrant issuance cost	1,375	—
Change in fair value of debt and liability instruments	3,905	—
Other	26	—
Changes in operating assets and liabilities:
Accounts receivables, net	4,881	1,992
Inventory	726	(897)
Prepaid expenses and other	(39)	294
Other long-term assets	(30)	997
Accounts payable	1,265	2,001
Accrued payroll	1,046	359
Accrued expenses	1,120	3,543
Accrued rebates and fees	14,430	4,736
Other liabilities	(197)	(175)
Other long-term liabilities	3	5
Net cash proceeds from (used for) operating activities	9,391	(7,744)
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(150)	—
Net cash used for investing activities	(150)	—
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements and ATM Sales Agreement	156	1,663
Proceeds from issuance of Convertible Debentures	—	9,600
Proceeds from issuance of Revolving Facility	32,567	—
Repayment of Revolving Facility	(33,313)	—
Repayment of Oramed Note	(15,000)	—
Transaction costs paid related to the Business Combination	—	(634)
Repayment of Convertible Debentures	(4,375)	—
Proceeds from issuance of shares under Bought Deal Offering	10,000
Payments of Bought Deal Offering issuance costs	(1,277)	—
Proceeds from stock options exercised	46	—
Net cash (used for) proceeds from financing activities	(11,196)	10,629
Net change in cash, cash equivalents and restricted cash	(1,955)	2,885
Cash, cash equivalents and restricted cash at beginning of period	4,729	2,184
Cash, cash equivalents and restricted cash at end of period	$2,774	$5,069
Supplemental disclosure:
Non-cash investing and financing activities
Issuance of shares to B. Riley pursuant to B. Riley Purchase Agreement	$—	$1,869
Issuance costs related to Bought Deal Offering included in accrued expenses	$1,501	$—

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its wholly owned subsidiaries, the “Company”) is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has five wholly owned subsidiaries, Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), Semnur Pharmaceuticals, Inc. (“Semnur”), SCLX DRE Holdings LLC and SCLX Stock Acquisition JV LLC. The business combination with Vickers (the “Business Combination”) was closed in November 2022.

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

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica for which the Company has completed a Phase 3 study (“SP-102” or “SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which the Company completed a Phase 2 trial in low back pain (“LBP”) in the third quarter of 2023, and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022. Since inception, the Company has devoted substantially all of its efforts to the development of SP-102, SP-103 and SP-104, and the commercialization of ZTlido. In 2024, the Company will also devote efforts on the commercialization of GLOPERBA and ELYXYB.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), the Company’s then-controlling stockholder, and Sorrento’s wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al., Case Number 23-90085 (DRJ) (the “Chapter 11 Cases”). While the Company was majority-owned by Sorrento, the Company was not a debtor in the Chapter 11 Cases. Pursuant to that certain Stock Purchase Agreement that we entered into with Sorrento on September 21, 2023 (the “Sorrento SPA”), we repurchased shares of our Common Stock and Series A Preferred Stock from Sorrento. As a result, Sorrento no longer holds a majority of the voting power of the Company’s outstanding capital stock entitled to vote. As of March 31, 2024, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. The Company evaluates the collectability of this receivable on a quarterly basis.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the

Securities and Exchange Commission (“SEC”) regarding interim financial reporting of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 12, 2024 (the “Annual Report on Form 10-K”). The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Customer Concentration Risk

The Company had three customers during the three months ended March 31, 2024, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 85% of the Company’s revenue for the three months ended March 31, 2024, individually ranging from 24% to 31%. As of March 31, 2024, these customers represented 94% of the Company’s outstanding accounts receivable, individually ranging between 25% to 36%. Additionally, during the three months ended March 31, 2024 and 2023, the Company purchased ZTlido inventory from its sole supplier, Itochu Chemical Frontier Corporation (“Itochu”). In November 2023 and February 2024, respectively, the Company started purchasing ELYXYB and GLOPERBA inventories from its sole suppliers, Contract Pharmaceuticals Ltd Canada (CPL) and Ferndale Laboratories, Inc., respectively. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the three months ended March 31, 2024 and 2023.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The valuation of the derivative warrant liability for Private Warrants, Firm Warrants and Representative Warrants (each as defined below) is outlined in Note 4, utilizing the Black-Scholes option pricing model. The Company has chosen the fair value option for the Convertible Debentures and the Oramed Note (each as defined below), with the valuation methodologies detailed in Note 7. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,818	$3,921
Restricted cash	956	808
Total cash, cash equivalents, and restricted cash	$2,774	$4,729

Convertible Debentures and the Oramed Note

The Company has elected the fair value option to account for the Convertible Debentures (as defined in Note 2 “Liquidity and Going Concern” below) that were issued in March and April 2023, as discussed further in Note 7. The Company has also elected the fair value option to account for the Oramed Note (as defined in Note 4 “Fair Value Measurements” below). The Company recorded the Convertible Debentures and the Oramed Note at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures and the Oramed Note were expensed as incurred. As of March 31, 2024 and December 31, 2023, the weighted-average interest rates for the short-term loans, including the Convertible Debentures and the Oramed Note, were 13.83% and 13.55%, respectively.

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

On November 17, 2022, the Company entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”). On February 8, 2023, the Company entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. On, and effective as of, March 25, 2024, the Company and Yorkville mutually agreed to terminate the Amended and Restated Standby Equity Purchase Agreement.

On January 8, 2023, the Company entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement” and together with A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to each of the Standby Equity Purchase Agreements, the Company had the right, but not the obligation, to sell to each of Yorkville and B. Riley up to $500.0 million of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at its request any time during the 36 months following the date on which the registration statement related to each such purchase agreement was initially declared effective by the SEC, subject to certain conditions, which are discussed further in Note 9. As consideration for Yorkville’s and B. Riley’s respective commitment to purchase shares of Common Stock at the Company’s direction, the Company issued 250,000 commitment shares to each of Yorkville (the “Yorkville Commitment Shares”) and B. Riley (the “B. Riley Commitment Shares”). On, and effective as of, February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

On March 21, 2023, the Company entered into a securities purchase agreement with Yorkville (the “Yorkville SPA”), pursuant to which the Company would issue and sell to Yorkville convertible debentures in an aggregate principal amount of up to $25.0 million (the “Convertible Debentures”). Convertible Debentures in the principal amount of $25.0 million (for net cash proceeds of $24.0 million) were issued and sold pursuant to the Yorkville SPA, which is discussed further in Note 7. The Company fully repaid the Convertible Debentures in March 2024.

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the “eCapital Credit Agreement”) with eCapital Healthcare Corp. (the “Lender”), pursuant to which the Lender shall make available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30.0 million (the “Facility Cap”). The proceeds of the Revolving Facility will be used for (i) transaction fees incurred in connection with the eCapital Credit Agreement, (ii) working capital needs of Scilex Pharma and (iii) other uses not prohibited under the eCapital Credit Agreement. As of March 31, 2024, the Company has an outstanding balance of $16.3 million under the Revolving Facility. See Note 7 for additional discussion of the terms of the eCapital Credit Agreement.

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”). Pursuant to the ATM Sales Agreement, the Company may offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the “ATM Shares”), through or to the Sales Agents as part of the Offering. The Company has no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers thereunder at any time. The Offering will terminate upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from the Company to the Sales Agents or a Sales Agent to the Company, or (iii) the sale of all $170,000,000 of shares of Common Stock thereunder. As of March 31, 2024, the Company sold 92,295 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

As of March 31, 2024, the Company’s negative working capital was $215.0 million, including cash and cash equivalents of approximately $1.8 million. During the three months ended March 31, 2024, the Company had operating losses of $19.5 million and cash flows received from operations of $9.4 million. The Company had an accumulated deficit of $514.6 million as of March 31, 2024.

The Company has plans to obtain additional resources to fund its currently planned operations and expenditures and to service its debt obligations (whether under the Oramed Note or otherwise) for at least twelve months from the issuance of these unaudited condensed consolidated financial statements through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. The Company’s plans are also dependent upon the success of future sales of ZTlido and ELYXYB, which is still in the early stages of commercialization, and the future commercialization of GLOPERBA.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of March 31, 2024 and December 31, 2023, the contingent consideration associated with Development Milestone Payment was $0.2 million, recorded in the other long-term liabilities.

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

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. No contingent consideration was recognized as a liability or included in the fair value of the assets as of March 31, 2024 or December 31, 2023.

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

As consideration for the acquisition, the Company assumed various rights and obligations under the asset purchase agreement between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), dated August 3, 2021 (the “DRL APA”), including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to the Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by the Company include contingent sales and regulatory milestone payments and sales royalties. The Company is also obligated to make quarterly royalty payments to DRL on net sales of ELYXYB in the ELYXYB Territory. In April 2023, the Company launched ELYXYB in the U.S. As of March 31, 2024 and December 31, 2023, the Company had ending balances of accrued royalty payables of $48.5 thousand and $5.0 thousand, respectively. As of March 31, 2024, no sales or regulatory milestone payments had been accrued as there were no potential milestones yet considered probable of achievement.

4. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	March 31, 2024
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$92,923	$—	$—	$92,923
Derivative liabilities	6,941	—	—	6,941
Other long-term liabilities	182	—	—	182
Total liabilities measured at fair value	$100,046	$—	$—	$100,046

	December 31, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$104,089	$—	$—	$104,089
Convertible Debentures	4,340	—	—	4,340
Derivative liabilities	1,518	—	—	1,518
Other long-term liabilities	179	—	—	179
Total liabilities measured at fair value	$110,126	$—	$—	$110,126

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed Pharmaceuticals Inc. (“Oramed”) in the principal amount of $101.9 million (the “Oramed Note”) (see Note 7). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the unaudited condensed consolidated statements of operations. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of March 31, 2024 was determined to be $92.9 million by applying a discount rate of 12.64%. For the three months ended March 31, 2024, the Company recorded $3.8 million in change in fair value of the Oramed Note.

Convertible Debentures

In March and April 2023, the Company issued the Convertible Debentures in the principal amount of $25.0 million (see Note 7). The Convertible Debentures were measured at fair value on a recurring basis using Level 3 inputs. The Company used the Binomial Lattice Model valuation technique to measure the fair value of the Convertible Debentures with any changes in the fair value of the Convertible Debentures recorded in the unaudited condensed consolidated statements of operations. Interest expense related to the Convertible Debentures is included in the changes in fair value. The Company fully repaid the Convertible Debentures in March 2024.

Derivative Liabilities

The Company recorded a loss of $0.5 million for the three months ended March 31, 2024, attributed to warrant liabilities consisting of the Private Warrants, the Firm Warrants and the Representative Warrants (each as defined below). The Company recorded a loss of $5.3 million for the three months ended March 31, 2023, attributed to warrant liability consisting of the Private Warrants. The Company assumed the private placement warrants from Vickers in November 2022 in connection with the Business Combination (“Private Warrants”). The Company issued the Firm Warrants and the Representative Warrants in March 2024 as part of the Bought Deal Offering (as defined below).

As of March 31, 2024, there were 3,613,383 Private Warrants, 5,882,353 Firm Warrants and 470,588 Representative Warrants outstanding. The fair value of derivative warrant liabilities related to the Firm Warrants, the Representative Warrants and the Private Warrants was $6.9 million.

The following table includes a summary of the derivative liabilities measured at fair value during the three months ended March 31, 2024 (in thousands):

Fair Value
Ending Balance as of December 31, 2023	$1,518
Change in fair value measurement	457
Issuance of Firm Warrants and Representative Warrants as part of the Bought Deal Offering	4,966
Ending Balance as of March 31, 2024	$6,941

Warrant Liability Measurement

The derivative warrant liability was valued using the Black-Scholes option pricing model, which is considered to be Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrant is the expected volatility of the Common Stock. The expected volatility assumption is based on historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants (as defined below), described in Note 9 of the Notes to consolidated financial statements in the Annual Report on Form 10-K. A summary of the inputs used in valuing the derivative warrant liabilities is as follows:

Private Warrants

	March 31,	December 31,
	2024	2023
Equity value	$1.59	$2.04
Exercise price	$11.50	$11.50
Term, in years	3.61	3.86
Volatility	90.0%	76.0%
Risk-free rate	4.30%	3.90%
Dividend yield	0.0%	0.0%
Call option value	$0.39	$0.42

Firm Warrants

March 31,
2024
Equity value	$1.59
Exercise price	$1.70
Term, in years	4.93
Volatility	64.0%
Risk-free rate	4.17%
Dividend yield	0.0%
Call option value	$0.88

Representative Warrants

March 31,
2024
Equity value	$1.59
Exercise price	$2.13
Term, in years	4.93
Volatility	68.0%
Risk-free rate	4.17%
Dividend yield	0.0%
Call option value	$0.76

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 10.6%. As of March 31, 2024 and December 31, 2023, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Construction in progress	$689	$689
Furniture	5	5
Computers and equipment	9	36
Leasehold improvements	50	50
Property and equipment, gross	753	780
Less: Accumulated depreciation	(35)	(58)
Property and equipment, net	$718	$722

The Company recognized depreciation expense of $4.0 thousand and $10.0 thousand for the three months ended March 31, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued professional service fees	$4,477	$2,029
Accrued tax payable	1,432	1,452
Accrued research and development costs	1,216	1,546
Accrued sales and marketing costs	585	1,601
Accrued litigation expenses	500	500
Accrued others	354	280
Accrued expenses	$8,564	$7,408

6. Goodwill and Intangible Assets

As of March 31, 2024 and December 31, 2023, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the three months ended March 31, 2024 and 2023.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. A summary of the Company’s identifiable intangible assets as of March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$16,136	$16,494
Acquired technology	21,940	8,045	13,895
Acquired licenses	5,711	642	5,069
Assembled workforce	500	500	—
Total intangible assets	$60,781	$25,323	$35,458

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$15,591	$17,039
Acquired technology	21,940	7,679	14,261
Acquired licenses	5,711	551	5,160
Assembled workforce	500	475	25
Total intangible assets	$60,781	$24,296	$36,485

As of March 31, 2024, the weighted average remaining life for identifiable intangible assets was 9.2 years. Aggregate amortization expense was $1.0 million for each of the three months ended March 31, 2024 and 2023.

Estimated future amortization expense related to intangible assets as of March 31, 2024 is as follows (in thousands):

Amount
2024	$3,004
2025	4,006
2026	4,006
2027	4,006
2028	4,006
Thereafter	16,430
Total	$35,458

7. Debt

Convertible Debentures

On March 21, 2023, the Company entered into the Yorkville SPA pursuant to which the Company would issue and sell to Yorkville Convertible Debentures in an aggregate principal amount of up to $25.0 million. The Yorkville SPA provided that the Convertible Debentures would be issued and sold at a purchase price equal to 96% of the applicable principal amount in three tranches as follows: (i) $10.0 million upon the signing of the Yorkville SPA, which was funded on March 21, 2023, (ii) $7.5 million upon the filing of a registration statement on Form S-1 with the SEC to register the resale by Yorkville of any shares of Common Stock issuable upon conversion of the Convertible Debentures under the Securities Act of 1933, as amended (the “Securities Act”), which was funded on April 11, 2023 and (iii) $7.5 million at the time such registration statement is declared effective by the SEC, which was funded on April 20, 2023.

The Convertible Debentures bore interest at an annual rate of 7.00% and was initially set to mature on December 21, 2023. On October 11, 2023, the Company and Yorkville amended the Convertible Debentures. The Default Conversion Price (as defined therein) was originally set not to fall below $2.00 per share and such floor price has been amended to mean a price per share of Common Stock equal to 95% of the lowest daily VWAP (as defined therein) during the five consecutive trading days immediately preceding the conversion date, but not lower than $0.50 per share. The maturity date of the Convertible Debentures was also extended from December 21, 2023 to March 15, 2024. The outstanding principal amount was to be repaid in equal installments that are due every 30 days beginning on May 20, 2023, which is 60 days after the date on which the first Convertible Debenture was issued to Yorkville. The Convertible Debentures provided a conversion right, in which any portion of the outstanding and unpaid principal and any accrued but unpaid interest, may be converted into shares of Common Stock, at a conversion price of $8.00 per share at the option of the holder of the Convertible Debentures.

The Company had the option to repay either (i) in cash, with premium equal to 5% in respect of the principal amount of such payment, or (ii) by submitting a notice for an advance under the A&R Yorkville Purchase Agreement, or a series of advances thereunder, or any combination of (i) or (ii) as determined by the Company. In the case of (ii), the proceeds from the shares sold to Yorkville are applied against the outstanding amounts.

The Company had the right, but not the obligation, in its sole discretion, to redeem, upon five business days’ prior written notice to Yorkville (the “Redemption Notice”), all or any portion of the amounts outstanding under the Convertible Debentures; provided that the trading price of the Common Stock is less than the Conversion Price at the time of the Redemption Notice. The redemption amount shall be equal to the outstanding principal balance being redeemed by the Company, plus the redemption premium of 10% of the principal amount being redeemed, plus all accrued and unpaid interest in respect of such redeemed principal amount.

The Company elected the fair value option for the Convertible Debentures and recorded the changes in the fair value within the consolidated statements of operations at the end of each reporting period. Pursuant to the Yorkville SPA, the Company issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023 for $14.4 million in net cash proceeds. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debentures issued to Yorkville, resulting in the issuance of 632,431 shares of Common Stock at a conversion price of $8.00 per share and reducing the outstanding Convertible Debentures balance by $7.7 million. The Company repaid the remaining $4.4 million of Convertible Debentures during the three months ended March 31, 2024. Interest expense related to the Convertible Debentures and included in the changes in fair value was $35 thousand for the three months ended March 31, 2024.

The following table provides a summary of the changes in the balance and the estimated fair value of the Convertible Debentures (in thousands):

March 31,
2024
Beginning Balance as of January 1, 2024	$4,340
Repayment of Convertible Debentures	(4,375)
Change in fair value of Convertible Debentures	35
Ending Balance as of March 31, 2024	$-

Revolving Facility

On June 27, 2023, Scilex Pharma entered into the eCapital Credit Agreement pursuant to which the Lender shall make available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30.0 million. The Facility Cap may, at the request of Scilex Pharma and with the consent of the Lender, be increased in increments of $250,000 at such time as the outstanding principal balance under the eCapital Credit Agreement equals or exceeds 95% of the then-existing Facility Cap. The amount available to Scilex Pharma under the Revolving Facility at any one time is the lesser of the Facility Cap and 85% of the “Net Collectible Value” of “Eligible Receivables” (each as defined therein) minus the amount of any reserves or adjustments against receivables required by the Lender, in its discretion.

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

The eCapital Credit Agreement contains a financial covenant requiring Scilex Pharma to maintain cash on hand of at least $1.0 million at all times. Scilex Pharma’s obligations under the eCapital Credit Agreement are secured by a continuing security interest in Scilex Pharma’s accounts receivable, arising from customers in the ordinary course of business. The eCapital Credit Agreement contains customary events of default and also provides that an event of default includes a change of control of Scilex Pharma and the failure by the Company to issue at least $75.0 million of debt or equity by September 30, 2023, which condition was satisfied by the issuance of the Oramed Note. As of March 31, 2024, Scilex Pharma has an outstanding balance of $16.3 million under the Revolving Facility, which is classified as a long-term liability in the unaudited condensed consolidated balance sheet.

On September 21, 2023, Scilex Pharma signed a subordination agreement (the “Subordination Agreement”) with the Lender and Acquiom Agency Services LLC (the “Agent”). Pursuant to the Subordination Agreement, the rights and interests of the Lender under the eCapital Credit Agreement would be secured by first priority liens on the ABL Priority Collateral (as defined therein). The ABL Priority Collateral consists of all of the Company’s properties identified in the description of collateral in the UCC-1 Financing Statement filed with the Delaware Secretary of State on June 27, 2023. The Agent’s rights and interests under the Subsidiary Guarantee, dated as of September 21, 2023, entered into by the Company and each of its subsidiaries with Oramed and the Agent (the “Subsidiary Guarantee”), would be secured by first priority liens on certain other collateral and second priority liens on the ABL Priority Collateral. The Subordination Agreement also includes other standard interlender terms and requires that the Facility Cap (as defined therein) shall not exceed $30.0 million.

The Oramed Note

On September 21, 2023, the Company entered into a securities purchase agreement with Oramed (the “Scilex-Oramed SPA”), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, matures on March 21, 2025. It is payable in six principal installments, with the first installment of $5.0 million payable on December 21, 2023, the second installment in the principal amount of $15.0 million payable on March 21, 2024, the next three installments each in the principal amount of $20.0 million payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) 4% and (y) Term SOFR (as defined in the Oramed Note) and (2) 8.5%, payable in-kind on a monthly basis. Pursuant to the Oramed Note, since the outstanding principal of the Oramed Note was not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3.1 million has been earned with respect to the Oramed Note, which shall be due and payable on the date on which the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus 15% or (ii) the maximum rate permitted under applicable law. Voluntary prepayments made before the one-year anniversary of the closing date of the Scilex-Oramed SPA must include a make-whole amount equal to 50% of the additional interest that would accrue on the principal amount so prepaid from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, repayment is required at a mandatory default rate of 125% of the principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring use of 70% of net cash proceeds from any Cash Sweep Financing (as defined in the Oramed Note) or advances under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal after the earlier of April 1, 2024 or full repayment of Acceptable Indebtedness (as defined in the Oramed Note). Following the Registered Direct Offering (as defined below and as described under Note 13), the Company made a mandatory prepayment of $9,578,835 to Oramed, which equals 70% of the net cash proceeds the Company received from the Registered Direct Offering. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

The Oramed Note contains affirmative and negative covenants binding on the Company and its subsidiaries, which restrict, among other things, the Company and its subsidiaries from incurring indebtedness or liens, amending charter and organizational documents, repaying or repurchasing stock, repaying, repurchasing, or acquiring indebtedness, paying or declaring cash dividends, assigning, selling, transferring or otherwise disposing of assets, making or holding investments, entering into transactions with affiliates, and entering into settlement agreements, in each case as more fully set forth in, and subject to certain qualifications and exceptions set forth in the Oramed Note. The Company was in compliance with all of the covenants as of March 31, 2024.

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

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. As of March 31, 2024, the fair value of the Oramed Note was $92.9 million, which is classified as a current liability in the unaudited condensed consolidated balance sheet.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

March 31,
2024
Beginning Balance as of January 1, 2024	$104,089
Change in fair value of Oramed Note	3,834
Repayment of Oramed Note	$(15,000)
Ending Balance as of March 31, 2024	$92,923

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

On September 21, 2023, Sorrento’s obligations under the Junior DIP Facility were waived and deemed to be fully settled in conjunction with the Sorrento SPA. Consequently, the transfer of funds associated with the Junior DIP Facility was deemed and accounted for as a capital distribution to Sorrento.

Sorrento Stock Purchase Agreement

On September 21, 2023, the Company entered into the Sorrento SPA pursuant to which the Company purchased from Sorrento (i) 60,068,585 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock, par value $0.0001 per share, of the Company (the “Preferred Stock”) and (iii) 1,386,617 Public Warrants (as defined below) and 3,104,000 Private Warrants (collectively, the “Purchased Securities”). On the same day, the Company and Oramed entered into the Scilex-Oramed SPA. The Company concluded that the Sorrento SPA and the Scilex-Oramed SPA were entered in contemplation of each other and the issuance of the Oramed Note was accounted as part of the consideration payable for the Purchased Securities acquired from Sorrento.

Pursuant to the terms of the Scilex-Oramed SPA, the Company issued the Oramed Note (see Note 7), which replaced Sorrento’s outstanding obligations to Oramed, warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock (the “Closing Penny Warrant”) with an exercise price of $0.01 per share and restrictions on exercisability, and warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock (the “Subsequent Penny Warrants” and together with the Closing Penny Warrant, the “Penny Warrants”), each with an exercise price of $0.01 per share and each with restrictions on exercisability. Additionally, the Company agreed to transfer to Oramed 4,000,000 SPAC Warrants (as defined below), which were acquired by the Company under the Sorrento SPA. There was no change in the terms for the warrants transferred to Oramed as a result of the transactions described above. The remaining consideration for the Purchased Securities was comprised of a credit bid for all amounts of principal and accrued but unpaid interest outstanding under the Junior DIP Facility, a $10.0 million cash payment, and the assumption and assignment of certain obligations of Sorrento for legal fees and expenses amounting to approximately $12.3 million.

The Company allocated the total consideration between the repurchased instruments by allocating to the repurchased Private Warrants their full value, with the remaining consideration allocated to the Common Stock, Preferred Stock, and Public Warrants (as defined below) based on their relative fair values as of September 21, 2023.

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

9. Stockholders’ Equity

SPAC Warrants

Upon the completion of the Business Combination, the Company assumed the Private Warrants and the public warrants to purchase Common Stock, each with an exercise price of $11.50 per share (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”).

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

As of March 31, 2024 and December 31, 2023, there were 6,854,309 Public Warrants outstanding.

As of March 31, 2024 and December 31, 2023, there were 3,613,383 Private Warrants outstanding.

Preferred Stock

As of March 31, 2024 and December 31, 2023, there were 29,057,097 shares of Preferred Stock outstanding. On September 21, 2023, the Preferred Stock was repurchased and derecognized for accounting purposes. The Preferred Stock is currently held as collateral for the Oramed Note.

Treasury Stock

As of March 31, 2024 and December 31, 2023, there were 60,068,585 shares of Treasury Stock.

A&R Yorkville Purchase Agreement

Pursuant to the A&R Yorkville Purchase Agreement, the Company had the right, but not the obligation, in its sole and absolute discretion, to sell to Yorkville up to $500.0 million of shares of Common Stock at its request and subject to certain conditions by delivering written notice to Yorkville at any time until the first day of the month following the 36-month anniversary of the date on which the Company’s registration statement on Form S-1 registering such shares has been declared effective by the SEC. Pursuant to the A&R Yorkville Purchase Agreement, the shares of Common Stock, if any, that the Company elected to sell to Yorkville pursuant to a sale of Common Stock will be purchased at a price equal to 98% of the VWAP (as defined below) during the applicable pricing period for such advance, which shall be the period commencing upon receipt by Yorkville of an advance notice from the Company (or the open of regular trading hours, if later) and ending on 4:00 p.m. on the same day. For purposes of the A&R Yorkville Purchase Agreement, “VWAP” means, for a specified period, the volume weighted average price of the Common Stock on the Nasdaq Capital Market for such period as reported by Bloomberg L.P. through its “AQR” function. Pursuant to the terms of the Original Purchase Agreement, the Company filed a registration statement on Form S-1 (File No. 333-268607) (as it may be amended or supplemented from time to time, the “Yorkville Registration Statement”) related to the Original Purchase Agreement with the SEC on November 30, 2022 (following the execution of the Original Purchase Agreement). The Yorkville Registration Statement was initially declared effective by the SEC on December 9, 2022.

In connection with the execution of the Original Purchase Agreement, the Company issued to Yorkville 250,000 shares of Common Stock. During the three months ended March 31, 2024, the Company sold 96,982 shares of Common Stock pursuant to the A&R Yorkville Purchase Agreement for aggregate net proceeds of $0.2 million. On, and effective as of, March 25, 2024, the Company and Yorkville mutually agreed to terminate the A&R Yorkville Purchase Agreement.

B. Riley Purchase Agreement

Pursuant to the B. Riley Purchase Agreement, the Company had the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock, subject to certain limitations and conditions set forth therein, from time to time at the Company’s sole and absolute discretion, during the term of the B. Riley Purchase Agreement.

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

In connection with the execution of the B. Riley Purchase Agreement, the Company issued to B. Riley 250,000 shares of Common Stock. During the three months ended March 31, 2024, the Company did not sell any shares of Common Stock pursuant to the B. Riley Purchase Agreement. On, and effective as of, February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

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

The ATM Shares offered and sold in the Offering will be issued pursuant to an effective shelf registration statement on Form S-3 (which was initially filed with the SEC on December 22, 2023, as amended, and declared effective on January 11, 2024 (File No. 333-276245)) (the “Shelf S-3 Registration Statement”). The ATM Shares may be offered only by means of a prospectus forming a part of the Shelf S-3 Registration Statement.

The Sales Agents are entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. The Company will also reimburse the Sales Agents for certain expenses and has agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act.

As of March 31, 2024, the Company sold 92,295 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

Underwriting Agreement

On February 29, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC, acting as representatives of the underwriters, to sell, in an underwritten offering (the “Bought Deal Offering”), 5,882,353 shares of Common Stock (the “Firm Shares”) and accompanying common warrants to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Firm Warrants”). The securities in the Bought Deal Offering were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024, and a final prospectus supplement dated February 29, 2024.

The Bought Deal Offering closed on March 5, 2024, and the combined price per Firm Share and accompanying Firm Warrant paid by the underwriters was $1.564, which amount reflects the combined public offering price of $1.70, less underwriting discounts and commissions. Pursuant to the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to 882,352 additional shares of Common Stock and/or common warrants to purchase up to 882,352 shares of Common Stock (the “Optional Warrants”, and together with the Firm Warrants, the “Common Warrants”). The underwriters did not exercise this option and it expired on March 30, 2024. Subject to certain ownership limitations, the Common Warrants are immediately exercisable upon issuance, set to expire five years later, with an exercise price of $1.70 per share, subject to adjustments. Additionally, the Company issued the Representative warrants (the “Representative Warrants”) to the underwriters, allowing them to purchase up to 470,588 shares of Common Stock, with these warrants being immediately exercisable at $2.125 per share, representing 125% of the combined public offering price per Firm Share and accompanying Firm Warrant.

As of March 31, 2024, there were 5,882,353 Firm Warrants and 470,588 Representative Warrants outstanding.

10. Stock Incentive and Employee Benefit Plan

2017 Scilex Pharmaceuticals Inc. Equity Incentive Plan

In June 2017, the Board of Directors of the Company (the “Board”) adopted the Scilex Pharmaceuticals Inc. Equity Incentive Plan (the “Scilex Pharma 2017 Plan”). In connection with the corporate reorganization in March 2019, the Scilex Pharma 2017 Plan was terminated. Accordingly, after such time, no additional awards were granted under the Scilex Pharma 2017 Plan.

Scilex Holding Company 2019 Stock Option Plan

In May 2019, the Board adopted the Scilex Holding Company 2019 Stock Option Plan (the “2019 Stock Option Plan”), which subsequently was amended in December 2020. The 2019 Stock Option Plan was terminated at the closing of the Business Combination, and no further awards have been granted under the 2019 Stock Option Plan thereafter. However, the 2019 Stock Option Plan will continue to govern outstanding awards granted thereunder.

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). As of March 31, 2024, a total of 20,129,644 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan, which number of shares accounts for the automatic annual increase on January 1, 2024 pursuant to the Equity Incentive Plan.

As of March 31, 2024, options to purchase 33,267,137 shares of Common Stock were outstanding under all equity incentive plans.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 1,400,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the three months ended March 31, 2024.

The following table summarizes stock option activity during the three months ended March 31, 2024 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	33,124	$4.38	7.5	$7,459
Granted	228	$1.37
Exercised	(34)	$1.34
Forfeited/Cancelled	(51)	$4.61
Outstanding as of March 31, 2024	33,267	$4.36	7.2	$1,100
Exercisable as of March 31, 2024	20,174	$2.99	6.2	$612

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options granted during the three months ended March 31, 2024 was $0.89 per share. The total intrinsic value of options exercised during the three months ended March 31, 2024 was $8.8 thousand.

Total stock-based compensation recorded within operating expenses was $3.6 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of March 31, 2024 were $38.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

On October 17, 2022, the Board adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of March 31, 2024, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 4,476,601, which was increased from 2,875,759 shares as a result of automatic annual increase on January 1, 2024.

Total stock-based compensation recorded as operating expense for the ESPP was $58.0 thousand and nil for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there were no shares of Common Stock issued under the ESPP.

Valuation Assumptions

The Company calculates the fair value of stock options and ESPP awards granted to employees and nonemployees using the Black-Scholes option pricing method. The Black-Scholes option pricing method requires the use of subjective assumptions.

The following assumptions were used in the Black-Scholes option pricing model to estimate stock-based compensation on the date of grant for stock options:

Three Months Ended March 31, 2024
Stock options:
Expected dividend yield	0.00%
Expected volatility	72.00%
Risk-free interest rate	4.33%
Term of options (in years)	5.5 - 6.3

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. For the three months ended March 31, 2024 and 2023,

Scilex Pharma made royalty payments in the amount of $2.4 million and $2.2 million, respectively. As of March 31, 2024 and December 31, 2023, Scilex Pharma had ending balances of accrued royalty payables of $2.3 million and $2.4 million, respectively. Total royalty expense recorded within cost of revenue was $2.3 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

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

Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc. Litigation

On February 23, 2021, the Company filed an action (the “Action”) in the U.S. District Court for the Northern District of California against Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc., two manufacturers of over-the-counter (“OTC”) lidocaine patch products, alleging, among other things, false and deceptive advertising and unfair competition under the Lanham Act and California state laws by those companies regarding their respective OTC patch products (the “Sanofi-Aventis & Hisamitsu Litigation”). This lawsuit sought, among other relief, damages and an injunction enjoining the defendants from continuing to make false or misleading statements of fact about their respective OTC lidocaine patch products. The defendants filed motions to dismiss, which narrowed slightly the Company’s claims, but which motions the court largely rejected. Discovery was proceeding. On January 26 and February 2, 2024, Scilex Pharma entered into two separate settlement agreements and mutual releases with the two manufacturers that resolved the Action. The terms of those agreements are confidential.

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, the Company and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, the Company and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to the Company to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024 and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm, (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). The Company and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect its claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing.

As of March 31, 2024, the Company fully reserved the $2.5 million receivable to be paid by Virpax by July 1, 2024, as the collectability of this receivable was deemed uncertain.

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

GLOPERBA Patent Litigation

On November 6, 2023, Takeda Pharmaceuticals U.S.A., Inc. (“Takeda”) filed a complaint against the Company in the U.S. District Court for the District of Delaware (the “GLOPERBA Patent Litigation”) alleging that the Company’s filing with the FDA of an application for approval of a proposed revision to the product label for its Gloperba product infringed certain Orange Book listed patents covering Takeda’s colchicine product, Colcrys® (the “Colcrys Patents”). Takeda sought an order that the effective date of any FDA approval of the Company’s labeling revision be no earlier than the expiration date of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. The Company had previously accrued $0.5 million with respect to the GLOPERBA Patent Litigation. On March 7, 2024, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with

Takeda to resolve the Action and entered into a license agreement with Takeda pursuant to which Takeda granted a non-exclusive license to the Company and its affiliates of certain patents owned by Takeda. The terms of those agreements are confidential. The Settlement Agreement was subject to review by the Federal Trade Commission and the U.S. Department of Justice, neither of which objected during the review period. After the expiration of the review period, the U.S. District Court for the District of Delaware entered a final consent judgment on May 3, 2024.

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of March 31, 2024, the Company’s leases have remaining lease terms of approximately 0.4 to 3.5 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that were not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the right-of-use (“ROU”) assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of March 31, 2024, the Company has no finance leases.

In April 2023, the Company modified the lease term for its principal executive offices located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027. As a result of the modification, the Company recognized additional ROU assets and corresponding lease liabilities of $2.5 million.

Lease expense was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The lease expense included variable lease costs, sublease income and impairment, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(277)	$(216)
Weighted average remaining lease term in years — operating leases	3.4	1.4
Weighted average discount rate — operating leases	11.0%	11.8%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2024 (Remainder of 2024)	$426
2025	916
2026	944
2027	724
Total lease payments	3,010
Less imputed interest	(211)
Total lease liabilities	2,799
Less current portion of lease liability	731
Lease liability, net of current portion	$2,068

12. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three months ended March 31, 2024 and 2023 (in thousands except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net loss for basic and diluted loss per share available to common stockholders	$(24,377)	$(30,753)
Weighted average number of shares outstanding - basic	102,407	141,660
Effect of dilutive securities	—	—
Weighted average number of shares and assumed conversions - diluted	102,407	141,660
Loss per share
Basic and diluted	$(0.24)	$(0.22)

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of Common Stock and, if dilutive, potential Common Stock outstanding during the period. Potential Common Stock consist of the incremental Common Stock issuable upon the exercise of stock options and warrants (using the treasury stock method or the reverse treasury stock method, as applicable).

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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,	December 31,
	2024	2023
Stock options	33,267,137	33,123,798
Public Warrants	6,854,309	6,854,309
Firm Warrants	5,882,353	—
Retainer Shares	4,000,000	4,000,000
Private Warrants	3,613,383	3,613,383
Representative Warrants	470,588	—
Shares Issuable pursuant to ESPP	107,831	29,806
Convertible Debentures	—	546,921
Total	54,195,601	48,168,217

13. Subsequent Events

On April 23, 2024, the Company entered into a securities purchase agreement (the “RDO Purchase Agreement”) with the investor named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”): (i) an aggregate of 15,000,000 shares of Common Stock (the “RDO Shares”), and (ii) common warrants to purchase up to 15,000,000 shares of Common Stock (the “RDO Warrants”). The offering price per RDO Share and accompanying RDO Warrant to purchase one share of Common Stock was $1.00, for aggregate gross proceeds to the Company of $15,000,000, before deducting the placement agent fees and other offering expenses.

Subject to certain ownership limitations, the RDO Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.10 per share. The exercise price of the RDO Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

StockBlock Securities LLC and its affiliate, Rodman & Renshaw LLC, acted as exclusive placement agents (the “Placement Agents”) in connection with the Registered Direct Offering. As compensation for such placement agent services, the Company paid the Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by the Company from the Registered Direct Offering. The Company also reimbursed the Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. The Company has also agreed to issue to the Placement Agents or their respective designees common warrants, substantially in the form of the RDO Warrants, to purchase up to 1,200,000 shares of Common Stock (the “Placement Agent Warrants”), representing up to 8.0% of the total number of the RDO Shares issued in the Registered Direct Offering. The Placement Agent Warrants have an exercise price of $1.25 per share (which represents 125% of the combined offering price per share of Common Stock and the RDO Warrant sold in the Registered Direct Offering), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the Registered Direct Offering.

The RDO Shares, the RDO Warrants, the Placement Agent Warrants and the shares of Common Stock issuable upon exercise of such warrants were offered and sold by the Company pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024 and a prospectus supplement dated April 23, 2024. The Registered Direct Offering closed on April 25, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on 10-Q (this “Quarterly Report on Form 10-Q”) and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024 (the “Annual Report on Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. As a result of these risks, you should not replace undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018 and are developing our late-stage pipeline. Our commercial product, ZTlido, is a prescription lidocaine topical product approved by the U.S. Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a dedicated sales force of approximately 65 people, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We expect to commercialize GLOPERBA in the first half of 2024 and believe we are well-positioned to market and distribute the product. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. We filed a New Drug Submission (“NDS”) to Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for the approval of ELYXYB for acute treatment of migraine with or without aura in Canada.

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain or sciatica with completed Phase 3 study, (ii) SP-103 (lidocaine topical system) 5.4%, a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which we have completed a Phase 2 trial in low back pain (“LBP”) in the third quarter of 2023, and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules), a novel low-dose delayed-release naltrexone hydrochloride formulation for treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022.

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

Since our inception, we have invested substantial efforts and financial resources on acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. For the three months ended March 31, 2024 and 2023, we had a net loss of $24.4 million and $30.8 million, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $514.6 million. As of March 31, 2024, we had cash and cash equivalents of approximately $1.8 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Recent Developments

On April 23, 2024, the Company entered into a securities purchase agreement (the “RDO Purchase Agreement”) with the investor named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”): (i) an aggregate of 15,000,000 shares (the “RDO Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), and (ii) common warrants to purchase up to 15,000,000 shares of Common Stock (the “RDO Warrants”). The offering price per Share and accompanying RDO Warrant to purchase one share of Common Stock was $1.00, for aggregate gross proceeds to the Company of $15,000,000, before deducting the placement agent fees and other offering expenses.

Subject to certain ownership limitations, the RDO Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.10 per share. The exercise price of the RDO Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

StockBlock Securities LLC and its affiliate, Rodman & Renshaw LLC acted as exclusive placement agents (the “Placement Agents”) in connection with the Registered Direct Offering. As compensation for such placement agent services, the Company paid the Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by the Company from the Registered Direct Offering. The Company also reimbursed the Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. The Company has also agreed to issue to the Placement Agents or their respective designees common warrants, substantially in the form of the RDO Warrants, to purchase up to 1,200,000 shares of Common Stock (the “Placement Agent Warrants”), representing up to 8.0% of the total number of the RDO Shares issued in the Registered Direct Offering. The Placement Agent Warrants have an exercise price of $1.25 per share (which represents 125% of the combined offering price per share of Common Stock and the RDO Warrant sold in the Registered Direct Offering), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the Registered Direct Offering.

The RDO Shares, the RDO Warrants, the Placement Agent Warrants and the shares of Common Stock issuable upon exercise of such warrants were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (the “Shelf S-3 Registration Statement”) (which was initially filed with the SEC on December 22, 2023, as amended, and was declared effective on January 11, 2024 (File No. 333-276245)), a base prospectus dated January 11, 2024 and a prospectus supplement dated April 23, 2024. The Registered Direct Offering closed on April 25, 2024.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. While we were majority-owned by Sorrento, we were not a debtor in Sorrento’s voluntary Chapter 11 filing. Pursuant to that certain Stock Purchase Agreement that we entered into with Sorrento on September 21, 2023 (the “Sorrento SPA”), we repurchased shares of our Common Stock and Series A Preferred Stock from Sorrento. As a result, Sorrento no longer holds a majority of the voting power of our outstanding capital stock entitled to vote. As of March 31, 2024, we had a $3.2 million receivable from Sorrento, which was fully reserved. We evaluate the collectability of this receivable on a quarterly basis.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs related to our contract sales force, salaries and other related costs, including stock-based compensation, for personnel in our executive, marketing, finance, corporate and business development and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs, and allocated expenses from Sorrento for director and officer insurance as well as employee health benefits through the consummation of the transactions pursuant to the Sorrento SPA.

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

Legal Settlements

Legal settlements for the three months ended March 31, 2024 consist of gains on litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Expense

Interest expense for the three months ended March 31, 2024 consists of interest related to the loans in an aggregate principal amount of up to $30.0 million (the “Revolving Facility”) made available by eCapital Healthcare Corp. pursuant to a Credit and Security Agreement (the “eCapital Credit Agreement”) that Scilex Pharmaceuticals Inc. (“Scilex Pharma”) entered into on June 27, 2023. Interest expense for the three months ended March 31, 2023 was nil.

Loss (Gain) on Foreign Currency Exchange

Loss (gain) on foreign currency exchange relates to foreign exchange losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations

The following tables summarize our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Changes
Statements of Operations Data:
Net revenue	$10,884	$10,582	$302
Operating costs and expenses:
Cost of revenue	3,840	3,591	249
Research and development	3,108	2,736	372
Selling, general and administrative	29,278	28,701	577
Intangible amortization	1,027	1,027	—
Legal settlements	(6,891)	—	(6,891)
Total operating costs and expenses	30,362	36,055	(5,693)
Loss from operations	(19,478)	(25,473)	5,995
Other (income) expense:
Loss on derivative liability	457	5,253	(4,796)
Change in fair value of debt and liability instruments	3,905	—	3,905
Interest expense, net	531	(1)	532
Loss on foreign currency exchange	6	20	(14)
Total other expense	4,899	5,272	(373)
Loss before income taxes	(24,377)	(30,745)	6,368
Income tax expense	—	8	(8)
Net loss	$(24,377)	$(30,753)	$6,376

Comparison of the Three Months Ended March 31, 2024 and 2023

Net Revenue

Net revenue for the three months ended March 31, 2024 and 2023 was $10.9 million and $10.6 million, respectively. The increase of $0.3 million was driven by the increase in gross product sales of ZTlido by approximately 28% and sales of ELYXYB commencing in April 2023, offset by an increase in rebates.

A cyberattack on Change Healthcare happened in February 2024, which caused a breakdown in processing of insurance claims by Change Healthcare. Since that time, we have been working with our co-pay savings card adjudicators to resolve that breakdown in processing. We are aware of the impact this disruption has had on our patients and customers and have been working diligently to resolve the issue. As of the date of this Quarterly Report on Form 10-Q, co-pay savings card processing for ZTlido and ELYXYB has been restored to normal operations.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2024 and 2023 was $3.8 million and $3.6 million, respectively. The increase of $0.2 million was primarily due to an increase in gross revenue of approximately 34% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)
SP-102
Contracted R&D	$815	$189	$626
Personnel	79	85	(6)
Other	7	9	(2)
Total SP-102	901	283	618
SP-103
Contracted R&D	407	1,312	(905)
Personnel	340	320	20
Other	50	223	(173)
Total SP-103	797	1,855	(1,058)
SP-104
Contracted R&D	21	(14)	35
Personnel	165	134	31
Other	18	25	(7)
Total SP-104	204	145	59
GLOPERBA
Contracted R&D	211	67	144
Personnel	194	179	15
Other	22	22	—
Total GLOPERBA	427	268	159
ELYXYB
Contracted R&D	233	15	218
Personnel	281	151	130
Other	265	19	246
Total ELYXYB	779	185	594
Total Research and Development Expenses	$3,108	$2,736	$372

Research and development expenses for the three months ended March 31, 2024 and 2023 were $3.1 million and $2.7 million, respectively. The $0.4 million increase was primarily attributed to chemistry, manufacturing and controls (“CMC”) costs of SP-102 and planning costs for post-marketing commitment clinical trial for ELYXYB, offset by reduced costs of the SP-103 clinical study.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2024 and 2023 were $29.3 million and $28.7 million, respectively. The increase of approximately $0.6 million was primarily due to a $2.6 million increase in advisory and financing expenses, a $1.7 million increase in personnel expense due to increase in headcount and merit increase starting January 2024, a $0.4 million increase in travel expenses and a $1.1 million increase in other expenses in the three months ended March 31, 2024, offset by a $2.6 million decrease in legal fees, a $1.4 million decrease related to bad debt reserve that was made in March 2023 for the receivable from Sorrento, a $0.7 million decrease in contracted services and a $0.5 million decrease in insurance costs.

Intangible Amortization Expense

Intangible amortization expense for each of the three months ended March 31, 2024 and 2023 was $1.0 million.

Legal Settlements

Legal settlements for the three months ended March 31, 2024 and 2023 were $6.9 million and nil, respectively. The increase was attributed to litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Loss on Derivative Liability

Loss on derivative liability for the three months ended March 31, 2024 and 2023 was $0.5 million and $5.3 million, respectively. The loss recognized during the three months ended March 31, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the private placement warrants that we assumed from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”), the Firm Warrants and the Representatives Warrants (each as defined below) that were issued as part of the Bought Deal Offering (as defined below). The loss recognized during the three months ended March 31, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the three months ended March 31, 2024 and 2023 was $3.9 million and nil, respectively. The change in fair value of $3.8 million during the three months ended March 31, 2024 was primarily attributed to the Oramed Note. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million and were fully repaid as of March 31, 2024. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $81.9 million remained outstanding as of March 31, 2024.

Interest Expense, Net

Interest expense for the three months ended March 31, 2024 and 2023 was $0.5 million and nil, respectively. The increase was attributed to $0.5 million of interest related to the Revolving Facility.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of approximately $1.8 million.

We have funded our operations primarily through the Yorkville financing pursuant to the A&R Yorkville Purchase Agreement (as defined below), the B. Riley financing pursuant to the B. Riley Purchase Agreement (as defined below), the Revolving Facility and the issuance of the Convertible Debentures and financing pursuant to the ATM Sales Agreement (as defined below). We also have indebtedness pursuant to the Oramed Note, the Revolving Facility as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. The following table summarizes the aggregate indebtedness of these issuances as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Oramed Note (Outstanding Principal Balance: $81.9 million and $96.9 million as of March 31, 2024 and December 31, 2023, respectively)	$92,923	$104,089
Convertible Debentures (Outstanding Principal Balance: nil and $4.4 million as of March 31, 2024 and December 31, 2023, respectively)	$—	$4,340
Revolving Facility	16,323	17,038
Deferred Consideration with Romeg	3,260	3,386
Total indebtedness	$112,506	$128,853

The Oramed Note

As of March 31, 2024, we have $92.9 million outstanding under the Oramed Note pursuant to the Scilex-Oramed SPA (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Convertible Debentures

The Company fully repaid the Convertible Debentures in March 2024 (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Revolving Facility

As of March 31, 2024, we have $16.3 million outstanding under the Revolving Facility (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Deferred Consideration

As of March 31, 2024, we have $3.5 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

ZTlido and ELYXYB Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During the three months ended March 31, 2024 and 2023, Scilex Pharma made royalty payments in the amount of $2.4 million and $2.1 million, respectively. As of March 31, 2024 and December 31, 2023, Scilex Pharma had ending balances of accrued royalty payables of $2.3 million and $2.4 million, respectively.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to the low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the three months ended March 31, 2024, we made royalty payments in the amount of $4.3 thousand. As of March 31, 2024 and December 31, 2023, we had ending balances of accrued royalty payables of $48.5 thousand and $5.0 thousand, respectively.

Contingent Consideration

We have $280.0 million, $13.0 million and $23.0 million in aggregate contingent consideration obligations in connection with the SEMDEXA, GLOPERBA and SP-104 acquisitions (see Note 3 titled “Acquisitions” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information), respectively, that are contingent upon achieving certain specified milestones or the occurrence of certain events. Contingent consideration obligations are comprised of regulatory milestones and additional payments that will be due upon the achievement of certain amounts of net sales (see Note 3 titled “Acquisitions” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information).

Standby Equity Purchase Agreements

On November 17, 2022, we entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with Yorkville. On February 8, 2023, we entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. Pursuant to the A&R Yorkville Purchase Agreement, we had the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Original Purchase Agreement was initially declared effective by the SEC on December 9, 2022 and we were able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein. During the three months ended March 31, 2024, we sold 96,982 shares of Common Stock under the A&R Yorkville Purchase Agreement for aggregate net proceeds of approximately $0.2 million. On, and effective as of, March 25, 2024, we and Yorkville mutually agreed to terminate the A&R Yorkville Purchase Agreement.

On January 8, 2023, we entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement”, together with the A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley principal Capital II, LLC (“B. Riley”), pursuant to which we had the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and we were able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Convertible Debentures. During the three months ended March 31, 2024, we did not sell any shares of Common Stock under the B. Riley Purchase Agreement. On, and effective as of, February 16, 2024, we and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

At-the-Market Sales Agreement

On December 22, 2023, we entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”). Pursuant to the ATM Sales Agreement, we may offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the “ATM Shares”), through or to the Sales Agents as part of the Offering. We have no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers at any time. The Offering will be terminated upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from us to the Sales Agents or a Sales Agent to us, or (iii) the sale of all $170,000,000 of shares of Common Stock thereunder. The ATM Shares offered and sold in the Offering will be issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares may be offered only by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents are entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We will also reimburse the Sales Agents for certain expenses and have agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended. As of March 31, 2024, we sold 92,295 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

Bought Deal Offering

On February 29, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC, as the representatives (the “Representatives”) of the underwriters named in Schedule A (the “Underwriters”). Pursuant to the Underwriting Agreement, we agreed to sell, in an underwritten offering (the “Bought Deal Offering”), 5,882,353 shares (the “Firm Shares”) of the Common Stock, and accompanying common warrants to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Firm Warrants”). Pursuant to the Underwriting Agreement, we also granted the Underwriters an option for a period of 30 days from the date of the Underwriting Agreement to purchase up to 882,352 additional shares of Common Stock (the “Optional Shares”, and together with the Firm Shares, the “Bought Deal Shares”) and/or common warrants to purchase up to 882,352 shares of Common Stock (the “Optional Warrants”, and together with the Firm Warrants, the “Common Warrants”) that may be purchased by the Underwriters, at a price per Optional Share of $1.5548 and a price per Optional Warrant of $0.0092, which amounts reflect the public offering price of $1.69 per Optional Share and $0.01 per Optional Warrant, less underwriting discounts and commissions, as applicable (the “Underwriters’ Option”). Each Firm Share was sold together with a Firm Warrant at a combined public offering price of $1.70. The combined price per Firm Share and accompanying Firm Warrant paid by the Underwriters was $1.564, which amount reflects the combined public offering price of $1.70, less underwriting discounts and commissions.

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

In connection with the Bought Deal Offering, we agreed, pursuant to the Underwriting Agreement, to issue the Representatives warrants (the “Representative Warrants”, and together with the Common Warrants, the “Bought Deal Warrants”) to purchase up to an aggregate of 470,588 shares of Common Stock (which represents 8.0% of the aggregate number of Firm Shares sold in the Bought Deal Offering), or up to an aggregate of 541,176 shares of Common Stock if the Underwriters exercise the Underwriters’ Option in full. The Representative Warrants are immediately exercisable and have the same terms as the Common Warrants described above, except that the exercise price of the Representative Warrants is $2.125 per share, which represents 125% of the combined public offering price per Firm Share and accompanying Firm Warrant. We also agreed to pay certain expenses of the Representatives in connection with the Bought Deal Offering, including their legal fees and out-of-pocket expenses up to $200,000 and up to $15,950 for clearing expenses.

The Bought Deal Shares, the Bought Deal Warrants and the shares of Common Stock issuable upon exercise of the Bought Deal Warrants were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024, and a final prospectus supplement dated February 29, 2024.

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

Should our sales of ZTlido, GLOPERBA, ELYXYB and other product candidates not materialize at the anticipated rate contemplated in our business plan, we will need to raise additional capital in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings and license agreements. As discussed above, we entered into the A&R Yorkville Purchase Agreement (which was terminated in March 2024), the B. Riley Purchase Agreement (which was terminated in February 2024), the Yorkville SPA (pursuant to which the Convertible Debentures were fully repaid in March 2024), the eCapital Credit Agreement, the ATM Sales Agreement, the Underwriting Agreement and the RDO Purchase Agreement. The Shelf S-3 Registration Statement was initially declared effective by the SEC on January 11, 2024, and we are now able to offer and sell shares of our Common Stock under the ATM Sales Agreement, subject to any limitations set forth therein, and may conduct additional offerings in the future similar to those conducted pursuant to the Underwriting Agreement and the RDO Purchase Agreement, in each case, which will provide us with an additional source of liquidity.

In addition to the liquidity provided by revenue generating products and the issuance of the Common Stock under the ATM Sales Agreement, the Underwriting Agreement and the RDO Purchase Agreement, as of March 31, 2024 we will receive up to an aggregate of approximately $120.4 million from the exercise of the Private Warrants and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “ SPAC Warrants”) (at an exercise price of $11.50 per share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $11.50 per share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us.

We can give no assurances that we will be able to secure additional sources of funds to support our operations on acceptable terms, or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds by issuing equity or convertible debt securities, including pursuant to the ATM Sales Agreement, or as we have done pursuant to the Oramed Note, it could result in dilution to our existing stockholders or increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur additional indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to ZTlido, GLOPERBA, ELYXYB, or our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and results of operations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA or ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidates, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Our existing cash and cash equivalents, proceeds from the Revolving Facility, proceeds from the issuance of the Oramed Note, the issuance of the Common Stock pursuant to the ATM Sales Agreement, and proceeds from the Bought Deal Offering and the Registered Direct Offering may be insufficient to enable us to fund our operating expenses, capital expenditure requirements, and to service our debt obligations (whether under the Oramed Note or otherwise) for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash Flow Data:
Net cash proceeds from (used for) operating activities	$9,391	$(7,744)
Net cash used for investing activities	(150)	—
Net cash (used for) proceeds from financing activities	(11,196)	10,629
Net change in cash, cash equivalents and restricted cash	$(1,955)	$2,885

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash proceeds from operating activities were approximately $9.3 million, attributable to our net loss of $24.4 million, partially offset by other non-cash reconciling items of $10.6 million related to loss on derivative liabilities, stock-based compensation, change in fair value of debt and liability instruments, depreciation and amortization and non-cash operating lease cost, and changes in operating assets and liabilities that provided $23.1 million of cash.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2024, net cash used for investing activities was approximately $0.2 million,

related to payments of deferred consideration for Romeg intangible asset acquisition.

For the three months ended March 31, 2023, net cash used for investing activities was nil.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash used for financing activities was approximately $11.2 million and was primarily related to $32.6 million in gross proceeds from the Revolving Facility, $10.0 million in gross proceeds from issuance of shares under the Bought Deal Offering, $0.2 million in proceeds from the Standby Equity Purchase Agreements, partially offset by the $52.7 million repayment of borrowings under the Revolving Facility, Oramed Note, and Convertible Debentures and the $1.3 million payment of transaction costs related to the Bought Deal Offering.

For the three months ended March 31, 2023, net cash provided by financing activities was approximately $10.6 million and was primarily related to $9.6 million in proceeds from the Convertible Debentures and $1.7 million in proceeds from Standby Equity Purchase Agreements, partially offset by $0.7 million payment of the transaction costs related to the Business Combination.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which are prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates and judgments and base them on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There have been no material changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 1 titled “Nature of Operations and Basis of Presentation” of the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Emerging Growth Company

An “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in Scilex’s business could significantly affect our business, financial condition and results of operations.

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

Scilex qualifies and will remain as an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the initial Public offering, (b) in which Scilex has total annual gross revenue of at least $1.235 billion, or (c) in which Scilex is deemed to be a large accelerated filer, which means the market value of the common equity of Scilex that is held by non-affiliates equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which Scilex has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2024 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, our controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our control system are met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the caption “Litigation” in Note 11 “Commitments and Contingencies” of the Notes accompanying the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described herein, as well as the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements”, before deciding whether to invest in our common stock. Our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024, in Part I–Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, liquidity, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in the risk factors that appear in Part I–Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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

We currently have two commercial products (with our third, GLOPERBA, expected to launch in the first half of 2024), ZTlido and ELYXYB; but we are currently heavily dependent upon ZTlido sales to generate revenue, as ELYXYB is in the initial stages of commercialization and we have not yet launched GLOPERBA. In February 2018, we obtained FDA regulatory approval for ZTlido for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”) in adults, which is a form of post-shingles nerve pain, and we began commercializing ZTlido in the United States in October 2018. In late February 2023, we acquired ELYXYB, a potential first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults, in the U.S. We launched ELYXYB in April of 2023. As a result, it is difficult to evaluate our current business and predict our future prospects. We cannot assure that ZTlido or ELYXYB will gain market acceptance among physicians, health care payors, patients and the medical community, which is critical to our commercial success. We have limited experience engaging in commercial activities and limited relationships with physicians, hospitals and payors. Market acceptance of ZTlido and ELYXYB and following its launch, GLOPERBA, depends on a number of factors, including:

•
acceptance by physicians, major operators of clinics and patients of ZTlido and ELYXYB, and following its launch, GLOPERBA, as a safe and effective treatment for the relief of neuropathic pain associated with PHN (ZTlido), acute migraine pain (ELYXYB), and prevention of gout flares (GLOPERBA);
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

Our ability to effectively promote ZTlido, ELYXYB and GLOPERBA will also depend on pricing and cost-effectiveness, including our ability to produce and market our products at a competitive price. In addition, our efforts to educate the medical community and third-party payors on the benefits of ZTlido, ELYXYB and GLOPERBA may require significant resources, may be constrained by FDA rules and policies on product promotion and may never be successful.

We have a limited operating history and have incurred significant losses since our inception. We anticipate that we will incur continued losses for the foreseeable future.

We have a limited operating history. Prior to March 2019, our operations were conducted through Scilex Pharmaceuticals Inc. (“Scilex Pharma”), which was formed in September 2012 and is now our wholly owned subsidiary. In March 2019, we effected a corporate reorganization and acquired Semnur, which was formed in June 2013. Since our inception, we have focused on organizing and staffing our company, business planning, raising capital, identifying potential non-opioid pain therapy candidates, undertaking preclinical studies and clinical trials of our product candidates and establishing research and development and manufacturing collaborations. Most of our revenue to date is attributable to sales of ZTlido, and we expect that sales of ZTlido will account for most of our revenue for at least the near term. Our relatively short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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
•
initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of product candidates manufactured at acceptable cost and quality levels and in compliance with the FDA and other regulatory requirements;
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

Since our inception, we have incurred significant net losses, with net losses of $114.3 million, $23.4 million and $88.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the three months ended March 31, 2024 and 2023, we had net losses of $24.4 million and $30.8 million, respectively. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of approximately $514.6 million and $490.2 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

On September 21, 2023 (the “Oramed Closing Date”), we issued and sold to Oramed a senior secured promissory note due 18 months from the date of issuance, in the principal amount of $101,875,000 (the “Oramed Note”) pursuant to that certain securities purchase agreement we entered into with Oramed, dated as of September 21, 2023 (the “Scilex-Oramed SPA”). The Oramed Note matures on March 21, 2025 and is payable in six principal installments, with the first installment in the principal amount of $5,000,000 paid on December 21, 2023, the second installment in the principal amount of $15,000,000 voluntarily paid early on March 14 and March 18, 2024, and the next three installments each in the principal amount of $20,000,000 payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Oramed Note) and (2) eight and one-half percent (8.5%), payable in-kind on a monthly basis.

Pursuant to the Oramed Note, since the outstanding principal of the Oramed Note was not repaid in full on or prior to March 21, 2024, an exit fee of $3,056,250 has been earned with respect to the Oramed Note, which shall be due and payable on the date on which the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to cause all outstanding amounts under the Oramed Note to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus fifteen percent (15%) or (ii) the maximum rate permitted under applicable law.

Any voluntary prepayments of the Oramed Note occurring prior to the one-year anniversary of the Oramed Closing Date are required to be paid together with a make-whole amount equal to 50% of the amount of additional interest that would accrue on the principal amount so prepaid under the Oramed Note from the date of such prepayment through and including the maturity date. The make-whole amount was waived by Oramed for our voluntary prepayments in March 2024. If the Oramed Note is accelerated upon an event of default, we are required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring us and our subsidiaries to, following the earlier of (x) April 1, 2024, and (y) the date on which the Acceptable Indebtedness (as defined in the Oramed Note) is repaid in full, use 70% of the net cash proceeds of any Cash Sweep Financing (as defined in the Oramed Note) or advance under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal amount of the Oramed Note (the “Mandatory Prepayment Sweep”). Following the Registered Direct Offering, we made a mandatory prepayment of $9,578,835 to Oramed, which equals 70% of the net cash proceeds we received from the Registered Direct Offering. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

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

The Oramed Note contains certain customary events of default, including, without limitation, a cross-default to other specified indebtedness or any other indebtedness involving an obligation of greater than $1,000,000, as well as an event of default upon a Change of Control Transaction or Fundamental Transaction (in each case, as defined in the Oramed Note). See the risk factor titled “We may not have the ability to raise the funds necessary to settle the Oramed Note in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash” for additional information regarding such event of default provisions. The Oramed Note also contains additional events of default with respect to certain events relating to our obligations under that certain registration rights agreement, dated as of September 21, 2023, between us and Oramed and relating to (i) the warrants to purchase up to an aggregate of 13,000,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Penny Warrants”), that we issued to Oramed pursuant to the Scilex-Oramed SPA, (ii) the warrants to purchase up to 4,000,000 shares of Common Stock, with an exercise price of $11.50 per share (the “Transferred Warrants”), that we transferred to Oramed pursuant to the Scilex-Oramed SPA and/or (iii) the shares of Common Stock underlying the Penny Warrants or Transferred Warrants, in each case as more fully set forth in the Oramed Note.

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

As of March 31, 2024, our cash and cash equivalents were approximately $1.8 million and we had an accumulated deficit of approximately $514.6 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of approximately $514.6 million as of March 31, 2024 and approximately $490.2 million as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks Related to our Commercial Operations and Product Development

We face potential business disruptions and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, a novel strain of coronavirus, or SARS-CoV-2, was reported to have surfaced in Wuhan, China. SARS-CoV-2 is the virus that causes COVID-19. The COVID-19 outbreak grew into a global pandemic that caused extreme fluctuations in available liquidity globally. The pandemic also led to a decline in business and consumer confidence, which is still recovering. The rebound from COVID-19 continues to rapidly evolve and presents some element of economic and other uncertainty.

We continue to monitor the lasting impact of the COVID-19 outbreak, and if COVID-19 and its variants of concern or other viruses spread globally, including in the United States, we may experience disruptions that could severely impact the development of our product candidates, including:

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
•
changes in local regulations as part of a response to an outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or cause us to discontinue the clinical trials altogether;
•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
risk that participants enrolled in our clinical trials will acquire a virus while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
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

The lasting effects of COVID-19 or arrival of another public health emergency may materially affect the Company economically. While the potential economic impact brought by, and the duration of, such event may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting, at least in part, from the COVID-19 public health emergency could materially affect our business and the value of our Common Stock.

In addition, the continued spread of COVID-19 or the emergence of another significant public health emergency globally could materially and adversely impact our operations, including without limitation, our manufacturing and supply chain, sales and marketing efforts, sales of ZTlido, GLOPERBA and ELYXYB, travel and employee health and availability, which may have a material and adverse effect on our business, financial condition and results of operations.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval for our product candidates and the approval may be for a more narrow indication than we seek.

We cannot commercialize our product candidates until the appropriate regulatory authorities have reviewed and approved the product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals. Even if our product candidates meet the safety and efficacy endpoints in clinical trials, the data may not be considered sufficient by regulatory authorities, those regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee is convened, including if such advisory committee recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory authority policy or data requirements during the period of product development, clinical trials and the regulatory review process.

Even if we receive regulatory approval, the FDA may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, black box warnings or a Risk Evaluation and Mitigation Strategy (“REMS”). The FDA may require labeling that includes warnings and precautions or contra-indications with respect to conditions of use, or may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA may not approve the labeling claims that are considered necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

In March 2022, we announced final results from our Phase 3 trial for SEMDEXA, which reflect positive results with respect to primary and secondary endpoints, and we intend to use the results to support an NDA submission seeking approval for the treatment of sciatica. However, the FDA may disagree with our assumptions or disagree that these results are sufficient for filing or approval of an NDA, and require us to conduct an additional Phase 3 trial before submitting an NDA. Our failure to adequately demonstrate the safety and effectiveness of our product candidates would prevent regulatory approval and, ultimately, the commercialization of that product for the proposed indication for use.

Risks Related to our Business and Operations

We may need to increase the size of our company and may not effectively manage our growth.

As of March 31, 2024, we had approximately 106 full-time employees. We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

While we have implemented and maintain security measures, our computer systems and those of our CROs and other contractors and consultants are vulnerable to computer viruses, unauthorized access, cybersecurity attacks, and other security incidents, including as perpetrated by hackers, or as the result of natural disasters, terrorism, war, or telecommunications or electrical failures. For example, following a recent cyberattack on Change Healthcare, we have been working with our co-pay savings card adjudicators to resolve the breakdown of processing of insurance claims by Change Healthcare. We are aware of the impact this disruption has had on our patients and customers and have been working diligently to resolve the issue. As of the date of this Quarterly Report on Form 10-Q, co-pay savings card processing for ZTlido and ELYXYB has been restored to normal operations. A material system failure or security breach, if such an event were to occur, could result in a material disruption of our product development programs or a loss of our trade secrets or other proprietary information. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data. To the extent that any disruption or security breach were to result in the loss of or damage to our data or applications, or the unauthorized disclosure of confidential or proprietary information, including personal data, we could incur material legal liability or be the subject of legal claims, suffer damage to our reputation, lose or harm our intellectual property rights, and delay the continued research, development and commercial efforts of ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters or some other matter, that claim could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to our Intellectual Property

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize ZTlido, GLOPERBA and ELYXYB, or develop and commercialize one or more of our product candidates. For example, Takeda Pharmaceuticals U.S.A., Inc. and Takeda Pharmaceutical Company Ltd. (together, “Takeda”) filed a complaint (the “Action”) against us and Scilex Pharma on November 6, 2023 in the U.S. District Court for the District of Delaware, alleging that our filing with the FDA of an application for approval of a proposed revision to the product label for our GLOPERBA product infringed certain Orange Book listed patents covering Takeda’s colchicine product, Colcrys®. Takeda sought an order that the effective date of any FDA approval of our labeling revision be no earlier than the expiration date of the asserted patents listed in the Orange Book, and such further and other relief as the court may deem appropriate. On March 7, 2024, we entered into a Settlement Agreement (the “Settlement Agreement”) with Takeda to resolve the Action and entered into a license agreement with Takeda pursuant to which Takeda granted a non-exclusive license to us and our affiliates of certain patents owned by Takeda. The Settlement Agreement was subject to review by the Federal Trade Commission and the U.S. Department of Justice, neither of which objected during the review period. After the expiration of the review period, the U.S.

District Court for the District of Delaware entered a final consent judgment on May 3, 2024. See the section of this Quarterly Report on Form 10-Q titled “Legal Proceedings” for additional information regarding such proceedings. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, cease marketing ZTlido, GLOPERBA or ELYXYB, or developing our product candidates, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of ZTlido, GLOPERBA or ELYXYB or our product candidates, if approved. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further commercialize ZTlido, GLOPERBA or ELYXYB, or develop and commercialize one or more of our product candidates, which could harm our business, financial condition and results of operations significantly.

If we do not obtain patent term extension and data exclusivity for any of our product candidates we are developing or may develop, our business may be materially harmed.

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended; the extension cannot extend the total patent term beyond 14 years from approval; and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened, and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations, and prospects could be materially harmed.

Risks Related to our Relationship with Sorrento

Certain of our directors and officers may have actual or potential conflicts of interest because of their positions with Sorrento.

Mr. Jaisim Shah, Dr. Henry Ji, Mr. Dorman Followwill, Mr. David Lemus and Dr. Alexander Wu serve on our Board of Directors (the “Board”). Mr. Jaisim Shah and Dr. Henry Ji, who are our executive officers, are also members of the board of directors of Sorrento (and in the case of Dr. Henry Ji, the positions of President, Chief Executive Officer and Chairman of the board of directors of Sorrento).

While our Board has determined that Mr. Dorman Followwill, Mr. David Lemus and Dr. Alexander Wu are “independent directors” within the meaning of applicable regulatory and stock exchange requirements in the United States, each of Mr. David Lemus, Mr. Dorman Followwill and Dr. Alexander Wu have served, and continue to serve, as directors of Sorrento (and in the case of Mr. Dorman Followwill, the Lead Independent Director of Sorrento). In May 2022, pursuant to a bill of sale and assignment and assumption agreement (the “Bill of Sale”), Sorrento sold, conveyed, assigned and transferred to us all of its rights, title and interest in and to the delayed burst release low dose naltrexone formulation asset and intellectual property rights that it had previously acquired from Aardvark. When Sorrento had previously purchased such assets from Aardvark, it also purchased shares of Aardvark’s Series B Preferred Stock, resulting in Sorrento holding approximately 8.4% of Aardvark’s ownership interest as of March 31, 2024. Also as part of such investment, Dr. Henry Ji joined the board of directors of Aardvark in May 2021 and served as a director until August 2023. On April 5, 2024, in connection with the Chapter 11 Cases and in a sale approved by the Bankruptcy Court, Sorrento completed the sale of certain of its assets to Vivasor, Inc. (an affiliate of Dr. Henry Ji, Ph.D., our Executive Chairperson) (the “Sorrento Asset Sale”). In connection with the Sorrento Asset Sale, Sorrento transferred half of its equity interests (i.e., 4.2%) in Aardvark to Vivasor, Inc. and retained the remaining 4.2% of its equity interests in Aardvark. In addition, Sorrento issued to Vivasor, Inc. one-year secured notes of 8% interest rate per annum in an aggregate amount of $5 million, secured solely by Sorrento’s equity interests in Aardvark. We may enter into commercial arrangements with Aardvark in the future and Sorrento and Aardvark may also enter into more commercial arrangements in the future.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to May 9, 2024, our closing stock price ranged from $0.83 to $14.80. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

The equity markets in general have recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our Common Stock. Further, price volatility of our Common Stock might worsen if the trading volume of our Common Stock is low. Although we have had periods of high-volume daily trading in our Common Stock, generally our stock is thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. If an active trading market for our Common Stock does not continue, the price of our Common Stock may be more volatile and it may be more difficult and time consuming to complete a transaction in our Common Stock, which could have an adverse effect on the realized price of our Common Stock. In addition, an adverse development in the market price for our Common Stock could negatively affect our ability to issue new equity to fund our activities.

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

On December 30, 2022, Sorrento announced that its board of directors authorized Sorrento to dividend to Sorrento equityholders of record as of January 9, 2023 an aggregate of 76,000,000 shares of our Common Stock that were held by Sorrento (the “Dividend Shares”). Such shares were initially subject to a lock-up restriction prohibiting the sale, pledge or other transfer until May 11, 2023. Such lock-up restriction was extended to March 31, 2024 by court order in the Chapter 11 Cases, and on March 26, 2024, the Bankruptcy Court approved a motion to extend the lock-up period of the Dividend Shares to the earlier of (i) September 30, 2024 or (ii) the date on which Sorrento and its Official Committee of Unsecured Creditors agree in writing or on the record in the Chapter 11 Cases that certain claims that may be asserted in potential litigation to avoid Sorrento’s distribution of Dividend Shares and to recover such Dividend Shares should not be pursued, or on such date that the Bankruptcy Court deems just and proper.

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

We may issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our Common Stock or, alternatively, may have dividend, liquidation or other preferences to our Common Stock. The issuance of additional equity securities, whether upon the ATM Sales Agreement, dated as of December 22, 2023, between us and B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (pursuant to which we may sell up to $170 million of shares of our Common Stock, as more fully described elsewhere in this Quarterly Report on Form 10-Q) or otherwise, will dilute the holdings of existing stockholders and may reduce the share price of our Common Stock.

Pursuant to the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on November 9, 2022, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 9, 2022, we are authorized to sell shares to our employees. Further, pursuant to the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”), which was adopted on January 17, 2023, we are authorized to grant equity awards to individuals as a material inducement to join the Company. A total of 20,129,644 (which number of shares accounts for the automatic annual increase on January 1, 2024), 4,476,601 (which number of shares accounts for the annual increase on January 1, 2024) and 1,400,000 shares of our Common Stock have been reserved for future issuance under the Equity Incentive Plan, the ESPP and the Inducement Plan, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, beginning on January 1, 2023. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our Common Stock to fall.

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

If we raise additional funds through collaboration, licensing or other similar arrangements, we may have to relinquish valuable rights to ZTlido, GLOPERBA, ELYXYB or our product candidates, or grant licenses on terms unfavorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of our product candidates.

We are no longer a “controlled company” under the corporate governance rules of Nasdaq. However, during the applicable phase-in periods, we may rely on exemptions from certain corporate governance requirements, which may limit the presence of independent directors on our Board or committees of our Board.

Previously, Sorrento beneficially owned, in the aggregate, more than 50% of the combined voting power for the election of our Board. However, on September 21, 2023, in connection with the Scilex-Oramed SPA, we and Sorrento entered into and consummated the transactions contemplated by that certain Stock Purchase Agreement, dated as of such date, pursuant to which, among other things, we purchased from Sorrento (i) 60,068,585 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock, and (iii) warrants exercisable for 4,490,617 shares of Common Stock, each with an exercise price of $11.50 (which constitutes the entirety of the holdings of our capital stock that was held by Sorrento, other than the 1,917,210 additional shares of Common Stock held by Sorrento in abeyance for the benefit of certain holders of warrants to purchase shares of common stock of Sorrento) ((i) through

(iii) collectively, the “Purchased Securities”, and such transactions, the “Equity Repurchase Transaction”). As a result of the consummation of the Equity Repurchase Transaction, Sorrento no longer controls a majority of the voting power of our outstanding capital stock and at such time we ceased to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. As a result, we are subject to additional corporate governance requirements, including the requirements that (i) a majority of our Board consists of independent directors, (ii) our Board has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) director nominees must be selected or recommended for the board’s selection, either by independent directors constituting a majority of the board’s independent directors in a vote in which only independent directors participate, or a nominating and corporate governance committee comprised solely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Nasdaq Listing Rules provide for phase-in periods for these requirements (including that each such committee consist of a majority of independent directors within 90 days of no longer being a “controlled company”), but we must be fully compliant with the requirements within one year of the date on which we cease to be a “controlled company.”

As of March 31, 2024, a majority of the directors on our Board are independent, and each of the directors serving on our audit, nominating and corporate governance and compensation committees are independent. We also adopted formal written charters for each of our audit, nominating and corporate governance, and our compensation committees at the closing of the Business Combination. While as of March 31, 2024, we are in compliance with the additional Nasdaq corporate governance requirements listed above, we may be unable to retain the number of independent directors needed to comply with such rules during the transition period. Moreover, until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Our Warrants are exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 31, 2024, outstanding SPAC Warrants (as defined below) to purchase an aggregate of 10,958,309 shares of our Common Stock are exercisable in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $11.50 per share. “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that entitle the holder of each whole warrant to purchase one Vickers ordinary share at a price of $11.50 per share (the “Public Warrants”), and (ii) the 6,840,000 warrants sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 were subsequently forfeited and 3,104,000 were transferred to Sorrento, in each case in connection with the Business Combination) (the “Private Warrants”).

As of March 31, 2024, (i) none of the outstanding Penny Warrants to purchase an aggregate of 13,000,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $0.01 per share; (ii) outstanding Firm Warrants to purchase an aggregate of 5,882,352 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.70 per share; and (iii) outstanding Representative Warrants to purchase an aggregate of 470,588 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $2.125 per share.

As described above, on April 23, 2024, the Company issued RDO Warrants to purchase an aggregate of 15,000,000 shares of Common Stock, the exercise price of which is $1.10 per share, and Placement Agent Warrants to purchase an aggregate of 1,200,000 shares of Common Stock, the exercise price of which is $1.25 per shares. The RDO Warrants and the Placement Agent Warrants become exercisable on the six-month anniversary of the date of issuance.

To the extent the SPAC Warrants, the Penny Warrants, the Firm Warrants, the Representative Warrants, the RDO Warrants and/or the Placement Agent Warrants (collectively, the “Warrants”) are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. With respect to the SPAC Warrants, there is no guarantee that the SPAC Warrants will ever be in the money prior to their expiration, and as such, the SPAC Warrants may expire worthless. See below risk factor, “The

SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.”

The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.

As of March 31, 2024, the exercise price for our SPAC Warrants is $11.50 per share of Common Stock. On May 9, 2024, the closing price of our Common Stock on the Nasdaq Capital Market was $0.83. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

In addition, the SPAC Warrants were issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the SPAC Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of a majority of the then-outstanding SPAC Warrants to make any change that adversely affects the interests of the registered holders of SPAC Warrants. Accordingly, we may amend the terms of the SPAC Warrants in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. Although our ability to amend the terms of the SPAC Warrants with the consent of majority of the then-outstanding SPAC Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the SPAC Warrants, convert the SPAC Warrants into cash, shorten the exercise period, or decrease the number of shares of our Common Stock purchasable upon exercise of a SPAC Warrant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In February 2024, we issued an aggregate of 96,982 shares of Common Stock (the “Yorkville Shares”) pursuant to advances under the amended and restated standby equity purchase agreement, dated as of February 8, 2023, between us and YA II PN, Ltd., for aggregate net proceeds of approximately $156,005. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Standby Equity Purchase Agreements”.

The issuance of the Yorkville Shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 5, 2024).

4.6	Form of Representative Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 5, 2024).

Exhibit Number	Description
10.1

Settlement Term Sheet, dated February 26, 2024, by and between Scilex Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 27, 2024).

10.2+	Settlement Agreement, dated February 29, 2024, by and between Scilex Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and Virpax Pharmaceuticals, Inc.

10.3+	Letter Agreement, dated March 14, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc.

31.1+	Certification of Jaisim Shah, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Jaisim Shah, Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

May 13, 2024	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

May 13, 2024

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)