Form 10-Q
period 2024-06-30
Scilex Holding Co
filed 2024-08-13
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 9, 2024, the registrant had 191,790,520 shares of common stock, par value $0.0001, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$6,888	$3,921
Accounts receivable, net	38,004	34,597
Inventory	3,073	4,214
Prepaid expenses and other	2,453	4,049
Total current assets	50,418	46,781
Property and equipment, net	714	722
Operating lease right-of-use asset	2,578	2,943
Intangibles, net	34,456	36,485
Goodwill	13,481	13,481
Other long-term assets	2,897	897
Total assets	$104,544	$101,309
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$41,787	$40,954
Accrued payroll	4,073	2,681
Accrued rebates and fees	125,063	89,658
Accrued expenses	7,988	7,408
Current portion of deferred consideration	469	491
Debt, current	75,370	108,429
Current portion of operating lease liabilities	701	759
Total current liabilities	255,451	250,380
Long-term portion of deferred consideration	2,667	2,895
Debt, net of issuance costs	29,033	17,038
Derivative liabilities	30,005	1,518
Operating lease liabilities	1,893	2,237
Other long-term liabilities	187	179
Total liabilities	$319,236	$274,247
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized; 29,057,097 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 740,000,000 shares authorized; 181,473,622 shares issued and 121,405,037 shares outstanding as of June 30, 2024; 160,084,250 shares issued and 100,015,665 shares outstanding as of December 31, 2023	18	16
Additional paid-in capital	426,165	407,813
Accumulated other comprehensive income	1,851	—
Accumulated deficit	(552,204)	(490,245)
Treasury stock, at cost; 60,068,585 shares as of each of June 30, 2024 and December 31, 2023	(90,522)	(90,522)
Total stockholders’ deficit	(214,692)	(172,938)
Total liabilities and stockholders’ deficit	$104,544	$101,309

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for net loss per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$16,370	$12,582	$27,254	$23,164
Operating costs and expenses:
Cost of revenue	4,390	4,177	8,230	7,768
Research and development	2,004	3,204	5,112	5,940
Selling, general and administrative	24,598	26,989	53,876	55,690
Intangible amortization	1,001	1,026	2,028	2,053
Legal settlements	—	—	(6,891)	—
Total operating costs and expenses	31,993	35,396	62,355	71,451
Loss from operations	(15,623)	(22,814)	(35,101)	(48,287)
Other expense:
Loss on derivative liability	15,284	82	15,741	5,335
Change in fair value of debt and liability instruments	6,099	3,748	10,004	3,748
Interest expense, net	571	5	1,102	4
Loss on foreign currency exchange	5	3	11	23
Total other expense	21,959	3,838	26,858	9,110
Loss before income taxes	(37,582)	(26,652)	(61,959)	(57,397)
Income tax expense (benefit)	—	(3)	—	5
Net loss	$(37,582)	$(26,649)	$(61,959)	$(57,402)
Net loss per share attributable to common stockholders — basic and diluted	$(0.31)	$(0.19)	$(0.56)	$(0.40)
Weighted average number of shares during the period — basic and diluted	120,188	142,626	111,449	142,146

Comprehensive loss:
Net loss	(37,582)	(26,649)	(61,959)	(57,402)
Other comprehensive income:
Changes in fair value attributable to instrument-specific credit risk	1,851	—	1,851	—
Total other comprehensive income	1,851	—	1,851	—
Comprehensive loss	$(35,731)	$(26,649)	$(60,108)	$(57,402)

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Deficit
Balance, December 31, 2023	29,057	$—	160,084	$16	$407,813		$(490,245)	60,069	$(90,522)	$(172,938)
Shares issued under Standby Equity Purchase Agreements and under ATM Sales Agreement	—	—	189	—	156	—	—	—	—	156
Shares issued under Bought Deal Offering	—	—	5,882	1	3,768	—	—	—	—	3,769
Stock options exercised	—	—	35	—	46	—	—	—	—	46
Stock-based compensation	—	—	—	—	3,558	—	—	—	—	3,558
Net loss	—	—	—	—	—	—	(24,377)	—	—	(24,377)
Balance, March 31, 2024	29,057	—	166,190	17	415,341	—	(514,622)	60,069	(90,522)	(189,786)
Shares issued under Registered Direct Offering	—	—	15,000	1	5,918	—	—	—	—	5,919
Placement Agent Warrants issued in connection with Registered Direct Offering and Representative Warrants issued in connection with Bought Deal Offering	—	—	—	—	956	—	—	—	—	956
Shares issued under ESPP	—	—	167	—	154	—	—	—	—	154
Stock options exercised	—	—	67	—	99	—	—	—	—	99
Issuance of common stock upon warrants exercise	—	—	50	—	84	—	—	—	—	84
Stock-based compensation	—	—	—	—	3,613	—	—	—	—	3,613
Other comprehensive income	—	—	—	—	—	1,851	—	—	—	1,851
Net loss	—	—	—	—	—	—	(37,582)	—	—	(37,582)
Balance, June 30, 2024	29,057	$—	181,474	$18	$426,165	$1,851	$(552,204)	60,069	$(90,522)	$(214,692)

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Deficit
Balance, December 31, 2022	29,057	$3	141,349	$14	$412,136	$(375,914)	—	$—	$36,239
Shares issued under Standby Equity Purchase Agreements	—	—	462	—	1,869	—	—	—	1,869
Retainer shares issued	—	—	4,000	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,720	—	—	—	3,720
Net loss	—	—	—	—	—	(30,753)	—	—	(30,753)
Balance, March 31, 2023	29,057	3	145,811	15	417,725	(406,667)	—	—	11,076
Shares issued under Standby Equity Purchase Agreements	—	—	2,084	—	13,925	—	—	—	13,925
Stock options exercised	—	—	128	—	222	—	—	—	222
Conversion of Convertible Debentures into common stock	—	—	632	—	7,735	—	—	—	7,735
Issuance of common stock upon warrants exercise	—	—	45	—	521	—	—	—	521
Stock-based compensation	—	—	—	—	3,587	—	—	—	3,587
Net loss	—	—	—	—	—	(26,649)	—	—	(26,649)
Balance, June 30, 2023	29,057	$3	148,700	$15	$443,715	$(433,316)	—	$—	$10,417

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(61,959)	$(57,402)
Adjustments to reconcile net loss to net cash proceeds from (used for) operating activities:
Depreciation and amortization	2,037	2,073
Amortization of debt issuance costs and debt discount	63	1
Non-cash operating lease cost	365	156
Stock-based compensation	7,171	7,307
Loss on derivative liability	15,741	5,335
Allocated expenses for warrant issuance cost	2,526	—
Change in fair value of debt and liability instruments	10,004	3,748
Other	53	(20)
Changes in operating assets and liabilities:
Accounts receivables, net	(3,407)	(6,332)
Inventory	1,138	(1,732)
Prepaid expenses and other	474	(9)
Other long-term assets	(30)	804
Accounts payable	653	4,334
Accrued payroll	1,392	1,398
Accrued expenses	470	1,525
Accrued rebates and fees	35,405	16,886
Other liabilities	(402)	705
Other long-term liabilities	8	6
Net cash proceeds from (used for) operating activities	11,702	(21,217)
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(300)	—
Purchase of property, plant and equipment	—	(8)
Net cash used for investing activities	(300)	(8)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements and ATM Sales Agreement	156	16,166
Proceeds from issuance of Convertible Debentures	—	24,000
Proceeds from issuance of Revolving Facility	65,470	17,538
Proceeds from issuance of FSF Deposit	10,000	—
Repayment of Revolving Facility	(65,265)	(1,243)
Repayment of Oramed Note	(35,000)	—
Transaction costs paid related to the Business Combination	—	(1,372)
Repayment of Convertible Debentures	(4,375)	(1,285)
Payments of debt issuance costs	—	(380)
Proceeds from issuance of shares under Bought Deal Offering and Registered Direct Offering	25,000	—
Payments of Bought Deal Offering and Registered Direct Offering issuance costs	(2,834)	—
Proceeds from stock options and warrants exercised	383	743
Net cash (used for) proceeds from financing activities	(6,465)	54,167
Net change in cash, cash equivalents and restricted cash	4,937	32,942
Cash, cash equivalents and restricted cash at beginning of period	4,729	2,184
Cash, cash equivalents and restricted cash at end of period	$9,666	$35,126
Supplemental disclosure:
Non-cash investing and financing activities
Issuance of shares to B. Riley pursuant to B. Riley Purchase Agreement	$—	$1,869
Issuance costs related to Bought Deal Offering and Registered Direct Offering included in accrued expenses and account payables	$1,440	$—
Conversion of Convertible Debentures into common stock	$—	$7,735
Right-of-use assets obtained in exchange for operating lease liabilities with lease modification	$—	$2,523

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its wholly owned subsidiaries, the “Company”) is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has five wholly owned subsidiaries: Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), Semnur Pharmaceuticals, Inc. (“Semnur”), SCLX DRE Holdings LLC and SCLX Stock Acquisition JV LLC. The business combination with Vickers (the “Business Combination”) was closed in November 2022.

The Company launched its first commercial product in October 2018, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), a prescription lidocaine topical system that is designed with novel technology to address the limitations of current prescription lidocaine therapies by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. In June 2022, the Company in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), a U.S. Food and Drug Administration (“FDA”)-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). In February 2023, the Company acquired the rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and the commercialization thereof in the U.S. and Canada. ELYXYB is a first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults. The Company launched ELYXYB in the U.S. in April 2023 and commercialized GLOPERBA in the U.S. in June 2024.

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica for which the Company has completed a Phase 3 study (“SP-102” or “SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which the Company completed a Phase 2 trial in acute low back pain (“LBP”) in the third quarter of 2023, and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022. Since inception, the Company has devoted substantially all of its efforts to the development of SP-102, SP-103 and SP-104, and the commercialization of ZTlido. In 2024, the Company is also devoting its efforts on the commercialization of GLOPERBA and ELYXYB.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), the Company’s then-controlling stockholder, and Sorrento’s wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al., Case Number 23-90085 (DRJ) (the “Chapter 11 Cases”). While the Company was majority-owned by Sorrento, the Company was not a debtor in the Chapter 11 Cases. Pursuant to that certain Stock Purchase Agreement that we entered into with Sorrento on September 21, 2023 (the “Sorrento SPA”), we repurchased shares of our Common Stock and Series A Preferred Stock from Sorrento. As a result, Sorrento no longer holds a majority of the voting power of the Company’s outstanding capital stock entitled to vote. As of June 30, 2024, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. The Company evaluates the collectability of this receivable on a quarterly basis.

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 12, 2024 (the “Annual Report on Form 10-K”). The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Customer Concentration Risk

The Company had four customers during the three and six months ended June 30, 2024, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 87% and 86% of the Company’s revenue for the three and six months ended June 30, 2024, respectively and individually ranging from 16% to 27% and 11% to 28%, respectively. As of June 30, 2024, these customers represented 94% of the Company’s outstanding accounts receivable, individually ranging between 17% to 27%. Additionally, during the three and six months ended June 30, 2024 and 2023, the Company purchased ZTlido inventory from its sole supplier, Itochu Chemical Frontier Corporation (“Itochu”). In November 2023 and February 2024, respectively, the Company started purchasing ELYXYB and GLOPERBA inventories from its sole suppliers, Contract Pharmaceuticals Ltd Canada (CPL) and Ferndale Laboratories, Inc., respectively. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the six months ended June 30, 2024 and 2023.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and six months ended June 30, 2024, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The valuation of the derivative warrant liability for Private Warrants, Firm Warrants and RDO Common Warrants (each as defined below) is outlined in Note 4, utilizing the Black-Scholes option pricing model. The Company has chosen the fair value option for the Convertible Debentures, Oramed Note and FSF Deposit (each as defined below), with the valuation methodologies detailed in Note 7. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of June 30, 2024	As of December 31, 2023
Cash and cash equivalents	$6,888	$3,921
Restricted cash	2,778	808
Total cash, cash equivalents, and restricted cash	$9,666	$4,729

Convertible Debentures, the Oramed Note and FSF Deposit

The Company has elected the fair value option to account for the Convertible Debentures (as defined in Note 2 “Liquidity and Going Concern” below) that were issued in March and April 2023, as discussed further in Note 7. The Company has also elected the fair value option to account for the Oramed Note (as defined in Note 4 “Fair Value Measurements” below) and for the FSF Deposit (as defined in Note 2 “Liquidity and Going Concern” below) that was issued in June 2024, as discussed further in Note 7. The Company recorded the Convertible Debentures, the Oramed Note and FSF Deposit at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures, the Oramed Note and FSF Deposit were expensed as incurred. As of June 30, 2024 and December 31, 2023, the weighted-average interest rates for the short-term loans, including the Convertible Debentures, the Oramed Note and FSF Deposit were 13.56% and 13.55%, respectively.

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

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the “eCapital Credit Agreement”) with eCapital Healthcare Corp. (the “Lender”), pursuant to which the Lender shall make available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30.0 million (the “Facility Cap”). The proceeds of the Revolving Facility will be used for (i) transaction fees incurred in connection with the eCapital Credit Agreement, (ii) working capital needs of Scilex Pharma and (iii) other uses not prohibited under the eCapital Credit Agreement. As of June 30, 2024, the Company has an outstanding balance of $17.3 million under the Revolving Facility. See Note 7 for additional discussion of the terms of the eCapital Credit Agreement.

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”). Pursuant to the ATM Sales Agreement, the Company may offer and sell (the “Offering”) shares of Common Stock up to $170.0 million (the “ATM Shares”), through or to the Sales Agents as part of the Offering. The Company has no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers thereunder at any time. The Offering will terminate upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from the Company to the Sales Agents or a Sales Agent to the Company, or (iii) the sale of all $170.0 million of shares of Common Stock thereunder. As of June 30, 2024, the Company sold 92,295 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

On June 11, 2024, the Company entered into that certain Commitment Side Letter (the “Commitment Letter”) with FSF 33433 LLC (“FSF Lender”), pursuant to which FSF Lender committed to provide the Company a loan (the “FSF Loan”) in the aggregate amount of $100.0 million (the “Commitment Amount”). The Commitment Amount shall be payable as follows: (i) $85.0 million no later than the date that is 70 days following the date on which the Company receives the Deposit (as defined below) (the “Outside Date” and the funding of the initial $85.0 million, the “Initial Closing”) and (ii) the remaining $15.0 million within 60 days following the Initial Closing (the funding of the second $15.0 million, the “Second Closing”). Pursuant to the Commitment Letter, FSF Lender is required to provide the Company a non-refundable deposit in immediately available funds in the aggregate principal amount of $10.0 million

(the “FSF Deposit” and the date on which such funds are fully received, the “Deposit Date”), which amount will be creditable towards the $85.0 million required to be funded by FSF Lender at the Initial Closing. The Company received the FSF Deposit on June 18, 2024 and issued to FSF Lender a warrant to purchase up to an aggregate of 3,250,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) (the “Deposit Warrant”), with an exercise price of $1.20 per share. The Deposit Warrant is immediately exercisable and will expire five years from the date of issuance.

As of June 30, 2024, the Company’s negative working capital was $205.0 million, including cash and cash equivalents of approximately $6.9 million. During the six months ended June 30, 2024, the Company had operating losses of $35.1 million and cash flows received from operations of $11.7 million. The Company had an accumulated deficit of $552.2 million as of June 30, 2024.

The Company has plans to obtain additional resources to fund its currently planned operations and expenditures and to service its debt obligations (whether under the Oramed Note, the FSF Loan or otherwise) for at least twelve months from the issuance of these unaudited condensed consolidated financial statements through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. The Company’s plans are also dependent upon the success of future sales of ZTlido, ELYXYB and GLOPERBA, which is still in the early stages of commercialization.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of June 30, 2024 and December 31, 2023, the contingent consideration associated with Development Milestone Payment was $0.2 million, recorded in the other long-term liabilities.

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

As consideration for the license under the Romeg License Agreement, the Company paid Romeg an up-front license fee of $2.0 million, and has agreed to pay Romeg (a) upon the Company’s achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (b) certain royalties in the mid-single digit to low-double digit percentages based on annual net sales of the Licensed Products by the Company during the applicable royalty term under the Romeg License Agreement, and (c) minimum quarterly royalty payments totaling $7.1 million commencing on the first year anniversary of the effective date of the Romeg License Agreement and ending on the later of (i) the expiration of the last-to-expire of the licensed patents covering the Licensed Products in the GLOPERBA Territory or (ii) the tenth anniversary of the effective date of the Romeg License Agreement.

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. No contingent consideration was recognized as a liability or included in the fair value of the assets as of June 30, 2024 or December 31, 2023.

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

As consideration for the acquisition, the Company assumed various rights and obligations under the asset purchase agreement between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), dated August 3, 2021 (the “DRL APA”), including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB that is necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to the Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by the Company include contingent sales and regulatory milestone payments and sales royalties. The Company is also obligated to make quarterly royalty payments to DRL on net sales of ELYXYB in the ELYXYB Territory. In April 2023, the Company launched ELYXYB in the U.S. As of June 30, 2024 and December 31, 2023, the Company had ending balances of accrued royalty payables of $0.1 million and $5.0 thousand, respectively. As of June 30, 2024, no sales or regulatory milestone payments had been accrued as there were no potential milestones yet considered probable of achievement.

4. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	June 30, 2024
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$75,370	$—	$—	$75,370
FSF Deposit	11,727	—	—	11,727
Derivative liabilities	30,005	—	—	30,005
Other long-term liabilities	187	—	—	187
Total liabilities measured at fair value	$117,289	$—	$—	$117,289

	December 31, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$104,089	$—	$—	$104,089
Convertible Debentures	4,340	—	—	4,340
Derivative liabilities	1,518	—	—	1,518
Other long-term liabilities	179	—	—	179
Total liabilities measured at fair value	$110,126	$—	$—	$110,126

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed Pharmaceuticals Inc. (“Oramed”) in the principal amount of $101.9 million (the “Oramed Note”) (see Note 7). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of June 30, 2024 was determined to be $75.4 million by applying a discount rate of 30.27%. For the three and six months ended June 30, 2024, the Company recorded $4.3 million and $8.1 million in change in fair value of the Oramed Note in the unaudited condensed consolidated statements of operations, respectively. The change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was $1.9 million during the three and six months ended June 30, 2024.

FSF Deposit

In June 2024, the Company received the FSF Deposit in the aggregate principal amount of $10.0 million from FSF Lender (see Note 2 and Note 7). The Company elected the fair value option to account for the FSF Deposit with any changes in the fair value of the deposit recorded in the unaudited condensed consolidated statements of operations. The Company uses a probability weighted expected return model coupled with a Monte Carlo simulation and a discounted cash flow analysis to determine the fair value of the FSF Deposit based on Level 3 inputs. The fair value as of June 30, 2024 was determined to be $11.7 million by applying a discount rate of 35.66%. For each of the three and six months ended June 30, 2024, the Company recorded $1.7 million in change in fair value of the FSF Deposit.

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

Derivative Liabilities

The Company recorded a loss of $15.3 million and $15.7 million for the three and six months ended June 30, 2024, respectively, attributed to warrant liabilities consisting of the Private Warrants, the Firm Warrants and the RDO Common Warrants (each as defined below). The Company recorded a loss of $0.1 million and $5.3 million for the three and six months ended June 30, 2023, respectively, attributed to warrant liability consisting of the Private Warrants. The Company assumed the private placement warrants from Vickers in November 2022 in connection with the Business Combination (“Private Warrants”). The Company issued the Firm Warrants in March 2024 as part of the Bought Deal Offering (as defined below) and RDO Common Warrants in April 2024 as part of the Registered Direct Offering (as defined below).

As of June 30, 2024, the following warrants to purchase Common Stock were outstanding: 3,613,383 Private Warrants, 5,832,653 Firm Warrants and 15,000,000 RDO Common Warrants. The fair value of derivative warrant liabilities related to these warrants was $30.0 million.

The following table includes a summary of the derivative liabilities measured at fair value during the six months ended June 30, 2024 (in thousands):

Fair Value
Ending Balance as of December 31, 2023	$1,518
Change in fair value measurement	15,741
Issuance of Firm Warrants as part of the Bought Deal Offering and RDO Common Warrants as part of the Registered Direct Offering	12,746
Ending Balance as of June 30, 2024	$30,005

Warrant Liability Measurement

The derivative warrant liability was valued using the Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrant is the expected volatility of the Common Stock. The expected volatility assumption is based on historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants (as defined below), described in Note 9 of the Notes to consolidated financial statements in the Annual Report on Form 10-K. A summary of the inputs used in valuing the derivative warrant liabilities is as follows:

	Private Warrants	Firm Warrants	RDO Common Warrants
	June 30,	June 30,	June 30,
	2024	2024	2024
Equity value	$1.93	$1.93	$1.93
Exercise price	$11.50	$1.70	$1.10
Term, in years	3.36	4.68	4.82
Volatility	99.0%	66.0%	73.0%
Risk-free rate	4.44%	4.31%	4.30%
Dividend yield	0.0%	0.0%	0.0%
Call option value	$0.62	$1.16	$1.40

Private Warrants
December 31,
2023
Equity value	$1.59
Exercise price	$11.50
Term, in years	3.61
Volatility	90.0%
Risk-free rate	4.30%
Dividend yield	0.0%
Call option value	$0.39

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 10.8%. As of June 30, 2024 and December 31, 2023, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Construction in progress	$689	$689
Furniture	5	5
Computers and equipment	9	36
Leasehold improvements	50	50
Property and equipment, gross	753	780
Less: Accumulated depreciation	(39)	(58)
Property and equipment, net	$714	$722

The Company recognized depreciation expense of $4.0 thousand and $10.0 thousand for the three months ended June 30, 2024 and 2023, respectively, and $8.0 thousand and $20.0 thousand for the six months ended June 30, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued professional service fees	$4,379	$2,029
Accrued sales and marketing costs	1,473	1,601
Accrued tax payable	1,471	1,452
Accrued research and development costs	362	1,546
Accrued litigation expenses	-	500
Accrued others	303	280
Accrued expenses	$7,988	$7,408

6. Goodwill and Intangible Assets

As of June 30, 2024 and December 31, 2023, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the six months ended June 30, 2024 and 2023.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives. A summary of the Company’s identifiable intangible assets as of June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$16,681	$15,949
Acquired technology	21,940	8,411	13,529
Acquired licenses	5,711	733	4,978
Assembled workforce	500	500	—
Total intangible assets	$60,781	$26,325	$34,456

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$15,591	$17,039
Acquired technology	21,940	7,679	14,261
Acquired licenses	5,711	551	5,160
Assembled workforce	500	475	25
Total intangible assets	$60,781	$24,296	$36,485

As of June 30, 2024, the weighted average remaining life for identifiable intangible assets was 9.0 years. Aggregate amortization expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2024. Aggregate amortization expense was $1.0 million and $2.1 million for the three and six months ended June 30, 2023, respectively.

Estimated future amortization expense related to intangible assets as of June 30, 2024 is as follows (in thousands):

Amount
2024 (remainder of 2024)	$2,002
2025	4,006
2026	4,006
2027	4,006
2028	4,006
Thereafter	16,430
Total	$34,456

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

The Company elected the fair value option for the Convertible Debentures and recorded the changes in fair value within the consolidated statements of operations at the end of each reporting period. Pursuant to the Yorkville SPA, the Company issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023 for $14.4 million in net cash proceeds. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debentures issued to Yorkville, resulting in the issuance of 632,431 shares of Common Stock at a conversion price of $8.00 per share and reducing the outstanding Convertible Debentures balance by $7.7 million. The Company repaid the remaining $4.4 million of Convertible Debentures during the first quarter of 2024. Interest expense related to the Convertible Debentures and included in the changes in fair value was nil and $35 thousand for the three and six months ended June 30, 2024, respectively. Interest expense related to the Convertible Debentures and included in the changes in fair value was $288 thousand for the three and six months ended June 30, 2023.

The following table provides a summary of the changes in the balance and the estimated fair value of the Convertible Debentures (in thousands):

June 30,
2024
Beginning Balance as of January 1, 2024	$4,340
Repayment of Convertible Debentures	(4,375)
Change in fair value of Convertible Debentures	35
Ending Balance as of June 30, 2024	$—

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

The eCapital Credit Agreement contains a financial covenant requiring Scilex Pharma to maintain cash on hand of at least $1.0 million at all times. Scilex Pharma’s obligations under the eCapital Credit Agreement are secured by a continuing security interest in Scilex Pharma’s accounts receivable, arising from customers in the ordinary course of business. The eCapital Credit Agreement contains customary events of default and also provides that an event of default includes a change of control of Scilex Pharma and the failure by the Company to issue at least $75.0 million of debt or equity by September 30, 2023, which condition was satisfied by the issuance of the Oramed Note. As of June 30, 2024, Scilex Pharma has an outstanding balance of $17.3 million under the Revolving Facility, which is classified as a long-term liability in the unaudited condensed consolidated balance sheet.

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

The Oramed Note

On September 21, 2023, the Company entered into a securities purchase agreement with Oramed (the “Scilex-Oramed SPA”), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, matures on March 21, 2025. It is payable in six principal installments, with the first installment of $5.0 million payable on December 21, 2023, the second installment in the principal amount of $15.0 million payable on March 21, 2024, the next three installments each in the principal amount of $20.0 million payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) 4% and (y) Term SOFR (as defined in the Oramed Note) and (2) 8.5%, payable in-kind on a monthly basis. Pursuant to the Oramed Note, since the outstanding principal of the Oramed Note was not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3.1 million has been earned with respect to the Oramed Note, which shall be due and payable on the date on which the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus 15% or (ii) the maximum rate permitted under applicable law. Voluntary prepayments made before the one-year anniversary of the closing date of the Scilex-Oramed SPA must include a make-whole amount equal to 50% of the additional interest that would accrue on the principal amount so prepaid from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, repayment is required at a mandatory default rate of 125% of the principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring use of 70% of net cash proceeds from any Cash Sweep Financing (as defined in the Oramed Note) or advances under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal after the earlier of April 1, 2024 or full repayment of Acceptable Indebtedness (as defined in the Oramed Note). Following each of the Registered Direct Offering (as defined below and as described under Note 9) and the receipt of the FSF Deposit (as described below), the Company made a mandatory prepayment of $9,578,835 and $7,000,000, respectively, to Oramed, which equals 70% of the net cash proceeds the Company received from the Registered Direct Offering and the FSF Deposit. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

The Oramed Note contains affirmative and negative covenants binding on the Company and its subsidiaries, which restrict, among other things, the Company and its subsidiaries from incurring indebtedness or liens, amending charter and organizational documents, repaying or repurchasing stock, repaying, repurchasing, or acquiring indebtedness, paying or declaring cash dividends, assigning, selling, transferring or otherwise disposing of assets, making or holding investments, entering into transactions with affiliates, and entering into settlement agreements, in each case as more fully set forth in, and subject to certain qualifications and exceptions set forth in the Oramed Note. The Company was in compliance with all of the covenants as of June 30, 2024.

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

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. As of June 30, 2024, the fair value of the Oramed Note was $75.4 million, which is classified as a current liability in the unaudited condensed consolidated balance sheet.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

June 30,
2024
Beginning Balance as of January 1, 2024	$104,089
Change in fair value of Oramed Note – recorded in the unaudited condensed consolidated statements of operations	8,132
Change in fair value of Oramed Note – due to instrument-specific credit risk recorded as a component of other comprehensive income	(1,851)
Repayment of Oramed Note	(35,000)
Ending Balance as of June 30, 2024	$75,370

Commitment Letter

On June 11, 2024, the Company entered into the Commitment Letter with FSF Lender, pursuant to which FSF Lender committed to provide the Company the FSF Loan in the aggregate amount of $100.0 million. The Commitment Amount shall be payable as follows: (i) $85.0 million no later than the Outside Date, which is 70 days following the date on which the Company receives the FSF Deposit and (ii) the remaining $15.0 million within 60 days following the Initial Closing.

Pursuant to the Commitment Letter, FSF Lender provided the Company a non-refundable FSF Deposit in immediately available funds in the aggregate principal amount of $10.0 million on the Deposit Date, which amount will be creditable towards the $85.0 million required to be funded by Lender at the Initial Closing. The Company received the FSF Deposit on June 18, 2024 and issued to FSF Lender the Deposit Warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction), with an exercise price of $1.20 per share. The Deposit Warrant is immediately exercisable and will expire five years from the date of issuance. If the Initial Closing does not occur on or prior to the Outside Date, the Deposit shall automatically convert into an unsecured loan on the first day after the Outside Date. Within five days after such automatic conversion occurs, the Company shall issue a promissory note (the “Unsecured Promissory Note”) to FSF Lender to evidence such unsecured loan, which note shall be unsecured, have a maturity date of five years after the date of the Unsecured Promissory Note and be prepayable without premium or penalty. The Unsecured Promissory Note shall bear interest, payable quarterly in arrears, in an amount equal to the Unsecured Applicable Interest Amount (as defined in the Commitment Letter) for such period based on the actual number of days elapsed while principal is outstanding.

It is contemplated by the Commitment Letter that the Company and FSF Lender will enter into definitive documents with respect to the FSF Loan on terms to be mutually agreed in good faith. If such definitive documents are entered into on or before the Outside Date, the Company agreed to issue to FSF Lender (i) at the Initial Closing, a warrant to purchase up to an aggregate of 24,375,000 shares (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) of Common Stock (the “Initial Closing Warrant”), and (ii) at the Second Closing, a warrant to purchase up to an aggregate of 4,875,000 shares (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) of Common Stock (the “Second Closing Warrant”), each to have an exercise price of $1.20 per share. The Initial Closing Warrant and the Second Closing Warrant will expire five years from the date of issuance. To evidence the FSF Loan, the Company agreed to issue to FSF Lender a Senior Secured Promissory Note (the “Secured Promissory Note”), which shall have a maturity date of five years after the date of issuance. The Secured Promissory Note shall bear interest, payable quarterly in arrears, in an amount equal to the Secured Applicable Interest Amount (as defined in the Commitment Letter) for such period, based on the actual number of days elapsed, while principal is outstanding, subject to certain conditions.

At issuance, the Company concluded that certain features of the FSF Deposit would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. The Company also concluded that the Deposit Warrant is not a freestanding instrument under ASC 480 and is embedded in the FSF Deposit and as such is part of the fair value measurement of the FSF Deposit. As of June 30, 2024, the fair value of the FSF Deposit was $11.7 million, which is classified as a non-current liability in the unaudited condensed consolidated balance sheet. Interest expense related to the FSF Deposit and included in the changes in fair value was $0.1 million for the three and six months ended June 30, 2024.

The following table provides a summary of the changes in the balance and the estimated fair value of the FSF Deposit (in thousands):

June 30,
2024
Beginning Balance as of June 11, 2024	$10,000
Change in fair value of FSF Deposit	1,727
Ending Balance as of June 30, 2024	$11,727

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

The Company accounted for the Penny Warrants as an equity classified instrument as they are indexed to the Company’s own stock and meet the conditions to be classified in equity under FASB ASC 815, Derivatives and Hedging, including sufficient available shares of Common Stock for the Company to settle the exercise of the warrants in shares of Common Stock. The Penny Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The fair value of Penny Warrants as of September 21, 2023, the date of issuance, was $10.4 million.

Excise Tax

In December 2022, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued guidelines on the implementation of the new code section added by the Inflation Reduction Act of 2022, which imposes a 1% excise tax on the total fair market value of stock repurchases during the tax year, subject to adjustments. Pursuant to the terms of the Sorrento SPA, the Company repurchased the Purchased Securities from Sorrento. The total fair market value of the Purchased Securities was offset by the fair market value of the shares issued during the year ended December 31, 2023. The Company has accrued $1.3 million of the excise tax liability, which is recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets. The excise tax will be adjusted based on any new guidance that the IRS may release.

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

As of June 30, 2024 and December 31, 2023, there were 6,854,309 Public Warrants outstanding.

As of June 30, 2024 and December 31, 2023, there were 3,613,383 Private Warrants outstanding.

Preferred Stock

As of June 30, 2024 and December 31, 2023, there were 29,057,097 shares of Preferred Stock outstanding. On September 21, 2023, the Preferred Stock was repurchased and derecognized for accounting purposes. The Preferred Stock is currently held as collateral for the Oramed Note.

Treasury Stock

As of June 30, 2024 and December 31, 2023, there were 60,068,585 shares of Treasury Stock.

A&R Yorkville Purchase Agreement

Pursuant to the A&R Yorkville Purchase Agreement, the Company had the right, but not the obligation, in its sole and absolute discretion, to sell to Yorkville up to $500.0 million of shares of Common Stock at its request and subject to certain conditions by delivering written notice to Yorkville at any time until the first day of the month following the 36-month anniversary of the date on which the Company’s registration statement on Form S-1 registering such shares was declared effective by the SEC. Pursuant to the A&R Yorkville Purchase Agreement, the shares of Common Stock, if any, that the Company elected to sell to Yorkville pursuant to a sale of Common Stock will be purchased at a price equal to 98% of the VWAP (as defined below) during the applicable pricing period for such advance, which shall be the period commencing upon receipt by Yorkville of an advance notice from the Company (or the open of regular trading hours, if later) and ending on 4:00 p.m. on the same day. For purposes of the A&R Yorkville Purchase Agreement, “VWAP” means, for a specified period, the volume weighted average price of the Common Stock on the Nasdaq Capital Market for such period as reported by Bloomberg L.P. through its “AQR” function. Pursuant to the terms of the Original Purchase Agreement, the Company filed a registration statement on Form S-1 (File No. 333-268607) (as it may be amended or supplemented from time to time, the “Yorkville Registration Statement”) related to the Original Purchase Agreement with the SEC on November 30, 2022 (following the execution of the Original Purchase Agreement). The Yorkville Registration Statement was initially declared effective by the SEC on December 9, 2022.

In connection with the execution of the Original Purchase Agreement, the Company issued to Yorkville 250,000 shares of Common Stock. During the six months ended June 30, 2024, the Company sold 96,982 shares of Common Stock pursuant to the A&R Yorkville Purchase Agreement for aggregate net proceeds of $0.2 million. On, and effective as of, March 25, 2024, the Company and Yorkville mutually agreed to terminate the A&R Yorkville Purchase Agreement.

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

In connection with the execution of the B. Riley Purchase Agreement, the Company issued to B. Riley 250,000 shares of Common Stock. During the six months ended June 30, 2024, the Company did not sell any shares of Common Stock pursuant to the B. Riley Purchase Agreement. On, and effective as of, February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

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

As of June 30, 2024, the Company sold 92,295 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

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

The Bought Deal Offering closed on March 5, 2024, and the combined price per Firm Share and accompanying Firm Warrant paid by the underwriters was $1.564, which amount reflects the combined public offering price of $1.70, less underwriting discounts and commissions. Pursuant to the Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to 882,352 additional shares of Common Stock and/or common warrants to purchase up to 882,352 shares of Common Stock (the “Optional Warrants”, and together with the Firm Warrants, the “Common Warrants”). The underwriters did not exercise this option and it expired on March 30, 2024. Subject to certain ownership limitations, the Common Warrants are immediately exercisable, set to expire five years later, with an exercise price of $1.70 per share, subject to adjustments. Additionally, the Company issued the representative warrants (the “Representative Warrants”) to the underwriters, allowing them to purchase up to 470,588 shares of Common Stock, with these warrants being immediately exercisable at $2.125 per share, representing 125% of the combined public offering price per Firm Share and accompanying Firm Warrant.

The Company accounted for the Firm Warrants as a liability classified instrument (see Note 7) and the Representative Warrants as an equity classified instrument. The Representative Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's consolidated statement of operations. The fair value of Representative Warrants as of the date of issuance was $0.3 million.

As of June 30, 2024, there were 5,832,653 Firm Warrants and 470,588 Representative Warrants outstanding.

Registered Direct Offering

On April 23, 2024, the Company entered into a securities purchase agreement (the “RDO Purchase Agreement”) with the investor named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”): (i) an aggregate of 15,000,000 shares of Common Stock (the “RDO Shares”), and (ii) common warrants to purchase up to 15,000,000 shares of Common Stock (the “RDO Common Warrants”). The offering price per RDO Share and accompanying RDO Common Warrant to purchase one share of Common Stock was $1.00, for aggregate gross proceeds to the Company of $15,000,000, before deducting the placement agent fees and other offering expenses. Subject to certain ownership limitations, the RDO Common Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.10 per share. The exercise price of the RDO Common Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

StockBlock Securities LLC and its affiliate, Rodman & Renshaw LLC, acted as exclusive placement agents (the “Placement Agents”) in connection with the Registered Direct Offering. As compensation for such placement agent services, the Company paid the Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by the Company from the Registered Direct Offering. The Company also reimbursed the Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. The Company has also agreed to issue to the Placement Agents or their respective designees common warrants, substantially in the form of the RDO Common Warrants, to purchase up to 1,200,000 shares of Common Stock (the “Placement Agent Warrants”), representing up to 8.0% of the total number of the RDO Shares issued in the Registered Direct Offering. The Placement Agent Warrants have an exercise price of $1.25 per share (which represents 125% of the combined offering price per share of Common Stock and the RDO Common Warrant sold in the Registered Direct Offering), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the Registered Direct Offering.

The Company accounted for the RDO Common Warrants as a liability classified instrument (see Note 7) and the Placement Agent Warrants as an equity classified instrument. The Placement Agent Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's consolidated statement of operations. The fair value of Placement Agent Warrants as the date of issuance was $0.6 million.

As of June 30, 2024, there were 15,000,000 RDO Common Warrants and 1,200,000 Placement Agent Warrants outstanding.

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

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). As of June 30, 2024, a total of 20,129,644 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan, which number of shares accounts for the automatic annual increase on January 1, 2024 pursuant to the Equity Incentive Plan.

As of June 30, 2024, options to purchase 34,373,767 shares of Common Stock were outstanding under all equity incentive plans.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 1,400,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the six months ended June 30, 2024.

The following table summarizes stock option activity during the six months ended June 30, 2024 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	33,124	$4.38	7.5	$7,459
Granted	1,472	$0.99
Exercised	(101)	$1.43
Forfeited/Cancelled	(121)	$4.97
Outstanding as of June 30, 2024	34,374	$4.24	7.1	$6,662
Exercisable as of June 30, 2024	21,380	$3.17	6.1	$4,102

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options granted during the six months ended June 30, 2024 was $0.77 per share. The total intrinsic value of options exercised during the six months ended June 30, 2024 was $19.2 thousand.

Total stock-based compensation recorded within operating expenses was $3.6 million for each of the three months ended June 30, 2024 and 2023, and $7.2 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of June 30, 2024 were $35.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

On October 17, 2022, the Board adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of June 30, 2024, the total number of shares of Common

Stock that may be issued under the ESPP shall not exceed 4,476,601, which was increased from 2,875,759 shares as a result of automatic annual increase on January 1, 2024.

Total stock-based compensation recorded as operating expense for the ESPP was $63.7 thousand and $0.1 million for the three and six months ended June 30, 2024, respectively and nil for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, there were 167,369 shares of Common Stock issued under the ESPP.

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

The following assumptions were used in the Black-Scholes option pricing model to estimate stock-based compensation on the date of grant for stock options:

Six Months Ended June 30, 2024
Stock options:
Expected dividend yield	0.00%
Expected volatility	72% - 97%
Risk-free interest rate	4.33% - 4.44%
Term of options (in years)	5.5 - 6.3
Employee stock purchase plan:
Expected dividend yield	0.00%
Expected volatility	129.30%
Risk-free interest rate	5.39%
Expected life (in years)	0.50

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.5 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

Retainer Shares

On February 13, 2023, the Company entered into a Stock Issuance Agreement (the “2023 SIA”) with a law firm for the provision of legal services to the Company. Under the 2023 SIA, the Company issued 4,000,000 shares of Common Stock to the law firm. On July 1, 2024, the Company entered into another Stock Issuance Agreement (the “2024 SIA”) with the same law firm for the provision of legal services to the Company. Under the 2024 SIA, the Company issued 10,000,000 shares of Common Stock to the same law firm. All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company (the “Retainer Shares”). At the option of the law firm, the Retainer Shares may be sold and the net proceeds may be applied against the outstanding legal fees. The Retainer Shares not applied against the outstanding legal fees due will be returned to the Company. As of June 30, 2024, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. For the six months ended June 30, 2024 and 2023, Scilex Pharma made royalty payments in the amount of $4.4 million and $4.3 million, respectively. As of June 30, 2024 and December 31, 2023, Scilex Pharma had ending balances of accrued royalty payables of $4.7 million and $2.4 million, respectively. Total royalty expense recorded within cost of revenue was $2.4 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, and $4.7 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

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

Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc. Litigation

On February 23, 2021, the Company filed an action (the “Action”) in the U.S. District Court for the Northern District of California against Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc., two manufacturers of over-the-counter (“OTC”) lidocaine patch products, alleging, among other things, false and deceptive advertising and unfair competition under the Lanham Act and California state laws by those companies regarding their respective OTC patch products (the “Sanofi-Aventis & Hisamitsu Litigation”). This lawsuit sought, among other relief, damages and an injunction enjoining the defendants from continuing to make false or misleading statements of fact about their respective OTC lidocaine patch products. The defendants filed motions to dismiss, which narrowed slightly the Company’s claims, but which motions the court largely rejected. Discovery proceeded. On January 26 and February 2, 2024, Scilex Pharma entered into two separate settlement agreements and mutual releases with the two manufacturers that resolved the Action. The terms of those agreements are confidential.

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, the Company and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, the Company and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to the Company to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024 which payment has been made on July 8, 2024; and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm, (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). The Company and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect its claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing.

As of June 30, 2024, the Company fully reserved the $2.5 million receivable to be paid by Virpax by July 1, 2024, as the collectability of this receivable was deemed uncertain. The Company received the full payment of $2.5 million on July 8, 2024.

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex is subject to a 30-month stay preventing it from selling a generic version of ZTlido during that time. The stay should expire no earlier than November 11, 2024. The two Apotex entities were recently dismissed from the litigation without prejudice, as they no longer have an interest in the generic product that Aveva seeks to market. Trial in the ZTlido Patent Litigation was held from July 8, 2024 to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case has been submitted to the U.S. District Court for the Southern District of Florida. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

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

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of June 30, 2024, the Company’s leases have remaining lease terms of approximately 0.2 to 3.3 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that are not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the right-of-use (“ROU”) assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of June 30, 2024, the Company has no finance leases.

In April 2023, the Company modified the lease term for its principal executive offices located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027. As a result of the modification, the Company recognized additional ROU assets and corresponding lease liabilities of $2.5 million.

Lease expense was $0.3 million for each of the three months ended June 30, 2024 and 2023, and $0.5 million for each of the six months ended June 30, 2024 and 2023. The lease expense included variable lease costs, sublease income and impairment, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(278)	$(474)
Weighted average remaining lease term in years — operating leases	3.2	4.0
Weighted average discount rate — operating leases	11.0%	11.1%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2024 (Remainder of 2024)	$425
2025	916
2026	944
2027	724
Total lease payments	3,009
Less imputed interest	(415)
Total lease liabilities	2,594
Less current portion of lease liability	701
Lease liability, net of current portion	$1,893

12. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss for basic and diluted loss per share available to common stockholders	$(37,582)	$(26,649)	$(61,959)	$(57,402)
Weighted average number of shares outstanding	113,236	142,626	105,571	142,146
Weighted average common stock warrants exercisable for nominal consideration	6,952	—	5,878	—
Weighted average number of shares, basic and diluted	120,188	142,626	111,449	142,146
Loss per share
Basic and Diluted	$(0.31)	$(0.19)	$(0.56)	$(0.40)

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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,	December 31,
	2024	2023
Stock options	34,373,767	33,123,798
Public Warrants	6,854,309	6,854,309
Firm Warrants	5,832,653	—
RDO Common Warrants	15,000,000	—
Placement Agent Warrants	1,200,000	—
Deposit Warrant	3,250,000	—
Retainer Shares	4,000,000	4,000,000
Private Warrants	3,613,383	3,613,383
Representative Warrants	470,588	—
Shares Issuable pursuant to ESPP	116,723	29,806
Convertible Debentures	—	546,921
Total	74,711,423	48,168,217

13. Subsequent Events

On July 2, 2024, the Company signed a letter of intent for a potential business combination of Semnur with Denali Capital Acquisition Corp. ("Denali"), a Cayman Islands corporation (Nasdaq: DECA).

In connection with the transactions contemplated by the Commitment Letter, the Company also entered into a Letter Agreement (the “Letter Agreement”) with the FSF Lender and the FSF Lender’s strategic consultant, IVI 66766 LLC (“IVI”), dated July 16, 2024, pursuant to which the Company agreed to reimburse the actual, reasonable and documented consulting fees incurred by the FSF Lender in connection with the preparation, negotiation and execution of the Commitment Letter and the definitive documents with respect to the transactions contemplated thereby, which fees were satisfied in full by the Company issuing to IVI a warrant to purchase up to an aggregate of 250,000 shares of Common Stock (the “Fee Warrant”) on July 16, 2024, with an exercise price of $1.20 per share. Subject to certain ownership limitations, the Fee Warrant is immediately exercisable and will expire five years from the date of issuance.

On August 9, 2024, Denali issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $180,000 to the Company. The Convertible Promissory Note was issued with an initial principal balance of $15,036.74, with the remaining $164,963.26 drawable at the Denali’s request and upon the consent of the Company prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of Denali’s initial business combination or (ii) the date of the liquidation of Denali. Any future drawdowns of the remaining $164,963.26 principal amount available under the convertible promissory note are expected to fund future one-month extensions as necessary to provide additional time for Denali to complete a business combination. At the option of the Company, upon consummation of an initial business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of Denali, at a conversion price of $10.00 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the private placement shares that were issued to the Denali Capital Global Investments, LLC in connection with Denali’s initial public offering (the “IPO”). In the event that Denali does not consummate an initial business combination, the Convertible Promissory Note will be repaid only from funds held outside of the trust account established in connection with the IPO or will be forfeited, eliminated or otherwise forgiven. No interest shall accrue on the unpaid principal balance of the Convertible Promissory Note.

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

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018, in-licensed two commercial products in 2022 and 2023, and are developing our late-stage pipeline. Our commercial product, ZTlido, is a prescription lidocaine topical product approved by the U.S. Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a dedicated sales force of approximately 65 people, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We launched GLOPERBA in June 2024 and believe we are well-positioned to market and distribute the product. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. We filed a New Drug Submission (“NDS”) to Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for the approval of ELYXYB for acute treatment of migraine with or without aura in Canada.

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain or sciatica with completed Phase 3 study, (ii) SP-103 (lidocaine topical system) 5.4%, a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which we have completed a Phase 2 trial in acute low back pain (“LBP”) in the third quarter of 2023, and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules), a novel low-dose delayed-release naltrexone hydrochloride formulation for treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022.

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

Since our inception, we have invested substantial efforts and financial resources on acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $37.6 million and $26.6 million for the three months ended June 30, 2024 and 2023, and a net loss of $62.0 million and $57.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $552.2 million. As of June 30, 2024, we had cash and cash equivalents of approximately $6.9 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. While we were majority-owned by Sorrento, we were not a debtor in Sorrento’s voluntary Chapter 11 filing. Pursuant to that certain Stock Purchase Agreement that we entered into with Sorrento on September 21, 2023 (the “Sorrento SPA”), we repurchased shares of our Common Stock and Series A Preferred Stock from Sorrento. As a result, Sorrento no longer holds a majority of the voting power of our outstanding capital stock entitled to vote. As of June 30, 2024, we had a $3.2 million receivable from Sorrento, which was fully reserved. We evaluate the collectability of this receivable on a quarterly basis.

Potential Semnur Merger

On July 2, 2024, our wholly owned subsidiary, Semnur Pharmaceuticals, Inc. entered into a letter of intent for a potential business combination with Denali Capital Acquisition Corp., a Cayman Islands corporation (Nasdaq: DECA).

Components of Our Results of Operations

Net Revenue

Net revenue consists of product sales of ZTlido, ELYXYB and GLOPERBA in the United States. For product sales of ZTlido, ELYXYB and GLOPERBA, we record gross-to-net sales adjustments for government and commercial rebates, chargebacks, wholesaler and distributor fees, sales returns, special marketing programs, and prompt payment discounts. We expect that any net revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for our product.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue consists of the cost of purchasing ZTlido, ELYXYB and GLOPERBA from our manufacturing partners, inventory write-downs related to expiration dates for on-hand inventory, cost of shipments, and royalty payments to our manufacturers. We expect the cost of revenue to fluctuate with related sales revenue.

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

Legal Settlements

Legal settlements for the six months ended June 30, 2024 consist of gains on litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Expense

Interest expense consists of interest related to the loans in an aggregate principal amount of up to $30.0 million (the “Revolving Facility”) made available by eCapital Healthcare Corp. pursuant to a Credit and Security Agreement (the “eCapital Credit Agreement”) that Scilex Pharmaceuticals Inc. (“Scilex Pharma”) entered into on June 27, 2023.

Loss (Gain) on Foreign Currency Exchange

Loss (gain) on foreign currency exchange relates to foreign exchange losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations For the Three Months Ended June 30, 2024 and 2023

The following tables summarize our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Changes
Statements of Operations Data:
Net revenue	$16,370	$12,582	$3,788
Operating costs and expenses:
Cost of revenue	4,390	4,177	213
Research and development	2,004	3,204	(1,200)
Selling, general and administrative	24,598	26,989	(2,391)
Intangible amortization	1,001	1,026	(25)
Total operating costs and expenses	31,993	35,396	(3,403)
Loss from operations	(15,623)	(22,814)	7,191
Other expense:
Loss on derivative liability	15,284	82	15,202
Change in fair value of debt and liability instruments	6,099	3,748	2,351
Interest expense, net	571	5	566
Loss on foreign currency exchange	5	3	2
Total other expense	21,959	3,838	18,121
Loss before income taxes	(37,582)	(26,652)	(10,930)
Income tax benefit	—	(3)	3
Net loss	$(37,582)	$(26,649)	$(10,933)

Comparison of the Three Months Ended June 30, 2024 and 2023

Net Revenue

Net revenue for the three months ended June 30, 2024 and 2023 was $16.4 million and $12.6 million, respectively. The increase of $3.8 million was driven by the increase in gross product sales of ZTlido and ELYXYB by approximately 16% and 49%, respectively, and sales of GLOPERBA commencing in June 2024, offset by an increase in rebates.

Cost of Revenue

Cost of revenue for the three months ended June 30, 2024 and 2023 was $4.4 million and $4.2 million, respectively. The increase of $0.2 million was primarily due to an increase in gross revenue of approximately 19% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase (Decrease)
SP-102
Contracted R&D	$135	$76	$59
Personnel	182	64	118
Other	22	20	2
Total SP-102	339	160	179
SP-103
Contracted R&D	263	1,459	(1,196)
Personnel	388	277	111
Other	48	32	16
Total SP-103	699	1,768	(1,069)
SP-104
Contracted R&D	2	285	(283)
Personnel	53	155	(102)
Other	8	43	(35)
Total SP-104	63	483	(420)
GLOPERBA
Contracted R&D	81	79	2
Personnel	277	185	92
Other	32	30	2
Total GLOPERBA	389	294	95
ELYXYB
Contracted R&D	243	197	46
Personnel	221	255	(34)
Other	50	47	3
Total ELYXYB	514	499	15
Total Research and Development Expenses	$2,004	$3,204	$(1,200)

Research and development expenses for the three months ended June 30, 2024 and 2023 were $2.0 million and $3.2 million, respectively. The $1.2 million decrease was primarily attributed to reduced costs of the SP-103 due to the completion of the Phase 2 clinical study and reduced chemistry, manufacturing and controls (“CMC”) costs of SP-104.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2024 and 2023 were $24.6 million and $27.0 million, respectively. The decrease of approximately $2.4 million was primarily due to a $2.0 million decrease in advisory and financing expenses, a $2.2 million decrease in legal fees, a $0.5 million decrease in insurance costs and a $0.4 million decrease in travel expenses in the three months ended June 30, 2024, offset by a $1.4 million increase in personnel expense due to an increase in headcount and a merit increase starting January 2024, a $0.9 million increase in marketing, a $0.3 million increase in contracted services, and a $0.1 million increase in other expenses.

Intangible Amortization Expense

Intangible amortization expense for each of the three months ended June 30, 2024 and 2023 was $1.0 million. No changes were observed between the comparable periods.

Loss on Derivative Liability

Loss on derivative liability for the three months ended June 30, 2024 and 2023 was $15.3 million and $0.1 million, respectively. The loss recognized during the three months ended June 30, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the private placement warrants that we assumed from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”), the Firm Warrants and the RDO Common Warrants (each as defined below) that were issued as part of the Bought Deal Offering and the Registered Direct Offering (each as defined below), respectively. The loss recognized during the three months ended June 30, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the three months ended June 30, 2024 and 2023 was $6.1 million and $3.7 million, respectively. The loss recognized during the three months ended June 30, 2024 was attributed to the Oramed Note and the FSF Deposit. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $61.9 million remained outstanding as of June 30, 2024. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million, which remained outstanding as of June 30, 2024. The loss recognized during the three months ended June 30, 2023 was attributed to the Convertible Debentures issued in March and April 2023 in an aggregate principal amount of $25.0 million which were fully repaid during the first quarter of 2024.

Interest Expense, Net

Interest expense for the three months ended June 30, 2024 and 2023 was $0.6 million and $5.0 thousand, respectively. The increase was attributed to $0.6 million of interest related to the Revolving Facility.

Results of Operations For the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023	Changes
Statements of Operations Data:
Net revenue	$27,254	$23,164	$4,090
Operating costs and expenses:
Cost of revenue	8,230	7,768	462
Research and development	5,112	5,940	(828)
Selling, general and administrative	53,876	55,690	(1,814)
Intangible amortization	2,028	2,053	(25)
Legal settlements	(6,891)	—	(6,891)
Total operating costs and expenses	62,355	71,451	(9,096)
Loss from operations	(35,101)	(48,287)	13,186
Other expense:
Loss on derivative liability	15,741	5,335	10,406
Change in fair value of debt and liability instruments	10,004	3,748	6,256
Interest expense, net	1,102	4	1,098
Loss on foreign currency exchange	11	23	(12)
Total other expense	26,858	9,110	17,748
Loss before income taxes	(61,959)	(57,397)	(4,562)
Income tax expense	—	5	(5)
Net loss	$(61,959)	$(57,402)	$(4,557)

Comparison of the Six Months Ended June 30, 2024 and 2023

Net Revenue

Net revenue for the six months ended June 30, 2024 and 2023 was $27.3 million and $23.2 million, respectively. The increase of $4.1 million was driven by the increase in gross product sales of ZTlido and ELYXYB by approximately 21% and 165%, respectively, and sales of GLOPERBA commencing in June 2024, offset by an increase in rebates.

Cost of Revenue

Cost of revenue for the six months ended June 30, 2024 and 2023 was $8.2 million and $7.8 million, respectively. The increase of $0.4 million was primarily due to an increase in gross revenue of approximately 25% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Research and Development Expenses

The following table summarizes research and development expenses by project for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Increase (Decrease)
SP-102
Contracted R&D	$949	$265	$684
Personnel	262	149	113
Other	29	29	0
Total SP-102	1,240	443	797
SP-103
Contracted R&D	669	2,771	(2,102)
Personnel	728	597	131
Other	98	256	(158)
Total SP-103	1,496	3,624	(2,128)
SP-104
Contracted R&D	23	271	(248)
Personnel	219	289	(70)
Other	26	68	(42)
Total SP-104	268	628	(360)
GLOPERBA
Contracted R&D	291	146	145
Personnel	471	364	107
Other	53	52	1
Total GLOPERBA	815	562	253
ELYXYB
Contracted R&D	476	212	264
Personnel	502	406	96
Other	316	65	251
Total ELYXYB	1,293	683	610
Total Research and Development Expenses	$5,112	$5,940	$(828)

Research and development expenses for the six months ended June 30, 2024 and 2023 were $5.1 million and $5.9 million, respectively. The $0.8 million decrease was primarily attributed to reduced costs of SP-103 due to the completion of the Phase 2 clinical study offset by increased CMC costs of SP-102 and ELYXYB regulatory costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2024 and 2023 were $53.9 million and $55.7 million, respectively. The decrease of approximately $1.8 million was primarily due to a $4.8 million decrease in legal fees, a $1.4 million decrease related to bad debt reserve that was made in March 2023 for the receivable from Sorrento, a $1.0 million decrease in insurance costs, a $0.4 million decrease in contracted services and a $0.1 million decrease in travel expenses in the six months ended June 30, 2024, offset by a $3.1 million increase in personnel expense due to an increase in headcount and a merit increase starting January 2024, a $1.0 million increase in marketing expenses, a $0.6 million increase in advisory and financing expenses, and a $1.2 million increase in other expenses.

Intangible Amortization Expense

Intangible amortization expense for the six months ended June 30, 2024 and 2023 was $2.0 million and $2.1 million, respectively. The decrease of $0.1 million is related to the full amortization of the assembled workforce intangible asset (see Note 6 titled “Goodwill and Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Legal Settlements

Legal settlements for the six months ended June 30, 2024 and 2023 were $6.9 million and nil, respectively. The increase was attributed to litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Loss on Derivative Liability

Loss on derivative liability for the six months ended June 30, 2024 and 2023 was $15.7 million and $5.3 million, respectively. The loss recognized during the six months ended June 30, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the Firm Warrants and the RDO Common Warrants (each as defined below) that were issued as part of the Bought Deal Offering and the Registered Direct Offering (each as defined below), respectively. The loss recognized during the six months ended June 30, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the six months ended June 30, 2024 and 2023 was $10.0 million and $3.7 million, respectively. The loss recognized during the six months ended June 30, 2024 was attributed to the Convertible Debentures, Oramed Note and the FSF Deposit. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million which were fully repaid during the first quarter of 2024. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $61.9 million remained outstanding as of June 30, 2024. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million, which remained outstanding as of June 30, 2024. During the six months ended June 30, 2023, the change in fair value was attributed to the Convertible Debentures.

Interest Expense, Net

Interest expense for the six months ended June 30, 2024 and 2023 was $1.1 million and $4.0 thousand, respectively. The increase was attributed to $1.1 million of interest related to the Revolving Facility.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of approximately $6.9 million.

We have funded our operations primarily through the Yorkville financing pursuant to the A&R Yorkville Purchase Agreement (as defined below), the B. Riley financing pursuant to the B. Riley Purchase Agreement (as defined below), the Revolving Facility and the issuance of the Convertible Debentures and financing pursuant to the ATM Sales Agreement (as defined below). We also have indebtedness pursuant to the Oramed Note, the FSF Deposit (as defined below), the Revolving Facility as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. The following table summarizes the aggregate indebtedness of these issuances as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Oramed Note (Outstanding Principal Balance: $61.9 million and $96.9 million as of June 30, 2024 and December 31, 2023, respectively)	$75,370	$104,089
Convertible Debentures (Outstanding Principal Balance: nil and $4.4 million as of June 30, 2024 and December 31, 2023, respectively)	—	4,340
FSF Deposit (Outstanding Principal Balance : $10.0 million and nil as of June 30, 2024 and December 31, 2023, respectively)	11,727	—
Revolving Facility	17,306	17,038
Deferred Consideration with Romeg	3,136	3,386
Total indebtedness	$107,539	$128,853

The Oramed Note

As of June 30, 2024, we have $75.4 million outstanding under the Oramed Note pursuant to the Scilex-Oramed SPA (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Convertible Debentures

The Company fully repaid the Convertible Debentures in March 2024 (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

FSF Deposit

As of June 30, 2024, we have $10.0 million outstanding under the FSF Deposit (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Revolving Facility

As of June 30, 2024, we have $17.3 million outstanding under the Revolving Facility (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Deferred Consideration

As of June 30, 2024, we have $3.1 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

ZTlido and ELYXYB Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During the six months ended June 30, 2024 and 2023, Scilex Pharma made royalty payments in the amount of $2.4 million and $4.3 million, respectively. As of June 30, 2024 and December 31, 2023, Scilex Pharma had ending balances of accrued royalty payables of $2.3 million and $2.4 million, respectively.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to the low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the six months ended June 30, 2024, we made royalty payments in the amount of $4.3 thousand. As of June 30, 2024 and December 31, 2023, we had ending balances of accrued royalty payables of $0.1 million and $5.0 thousand, respectively.

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

Standby Equity Purchase Agreements

On November 17, 2022, we entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with Yorkville. On February 8, 2023, we entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. Pursuant to the A&R Yorkville Purchase Agreement, we had the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement was filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Original Purchase Agreement was initially declared effective by the SEC on December 9, 2022 and we were able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein. During the six months ended June 30, 2024, we sold 96,982 shares of Common Stock under the A&R Yorkville Purchase Agreement for aggregate net proceeds of approximately $0.2 million. On, and effective as of, March 25, 2024, we and Yorkville mutually agreed to terminate the A&R Yorkville Purchase Agreement.

On January 8, 2023, we entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement”, together with the A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley principal Capital II, LLC (“B. Riley”), pursuant to which we had the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement was filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and we were able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Convertible Debentures. During the six months ended June 30, 2024, we did not sell any shares of Common Stock under the B. Riley Purchase Agreement. On, and effective as of, February 16, 2024, we and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

At-the-Market Sales Agreement

On December 22, 2023, we entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”). Pursuant to the ATM Sales Agreement, we may offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the “ATM Shares”), through or to the Sales Agents as part of the Offering. We have no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers at any time. The Offering will be terminated upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from us to the Sales Agents or a Sales Agent to us, or (iii) the sale of all $170,000,000 of shares of Common Stock thereunder. The ATM Shares offered and sold in the Offering will be issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares may be offered only by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents are entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We will also reimburse the Sales Agents for certain expenses and have agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended. As of June 30, 2024, we sold 92,295 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

Bought Deal Offering

On February 29, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC, as the representatives (the “Representatives”) of the underwriters named in Schedule A (the “Underwriters”). Pursuant to the Underwriting Agreement, we agreed to sell, in an underwritten offering (the “Bought Deal Offering”), 5,882,353 shares (the “Firm Shares”) of the Common Stock, and accompanying common warrants to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Firm Warrants”). Pursuant to the Underwriting Agreement, we also granted the Underwriters an option for a period of 30 days from the date of the Underwriting Agreement to purchase up to 882,352 additional shares of Common Stock (the “Optional Shares”, and together with the Firm Shares, the “Bought Deal Shares”) and/or common warrants to purchase up to 882,352 shares of Common Stock (the “Optional Warrants”, and together with the Firm Warrants, the “Bought Deal Common Warrants”) that may be purchased by the Underwriters, at a price per Optional Share of $1.5548 and a price per Optional Warrant of $0.0092, which amounts reflect the public offering price of $1.69 per Optional Share and $0.01 per Optional Warrant, less underwriting discounts and commissions, as applicable (the “Underwriters’ Option”). Each Firm Share was sold together with a Firm Warrant at a combined public offering price of $1.70. The combined price per Firm Share and accompanying Firm Warrant paid by the Underwriters was $1.564, which amount reflects the combined public offering price of $1.70, less underwriting discounts and commissions.

Subject to certain ownership limitations, the Bought Deal Common Warrants are exercisable immediately, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.70 per share. The exercise price of the Bought Deal Common Warrants is subject to certain adjustments, including (but not limited to) for stock dividends, stock splits, combinations and reclassifications of the Common Stock.

In connection with the Bought Deal Offering, we agreed, pursuant to the Underwriting Agreement, to issue the Representatives warrants (the “Representative Warrants”, and together with the Bought Deal Common Warrants, the “Bought Deal Warrants”) to purchase up to an aggregate of 470,588 shares of Common Stock (which represents 8.0% of the aggregate number of Firm Shares sold in the Bought Deal Offering), or up to an aggregate of 541,176 shares of Common Stock if the Underwriters exercise the Underwriters’ Option in full. The Representative Warrants are immediately exercisable and have the same terms as the Bought Deal Common Warrants described above, except that the exercise price of the Representative Warrants is $2.125 per share, which represents 125% of the combined public offering price per Firm Share and accompanying Firm Warrant. We also agreed to pay certain expenses of the Representatives in connection with the Bought Deal Offering, including their legal fees and out-of-pocket expenses up to $200,000 and up to $15,950 for clearing expenses.

The Bought Deal Shares, the Bought Deal Warrants and the shares of Common Stock issuable upon exercise of the Bought Deal Warrants were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024, and a final prospectus supplement dated February 29, 2024.

Registered Direct Offering

On April 23, 2024, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) with the investor named therein, pursuant to which we agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”): (i) an aggregate of 15,000,000 shares (the “RDO Shares”) of Common Stock, and (ii) common warrants to purchase up to 15,000,000 shares of Common Stock (the “RDO Common Warrants”). The offering price per Share and accompanying RDO Common Warrant to purchase one share of Common Stock was $1.00, for aggregate gross proceeds to us of $15,000,000, before deducting the placement agent fees and other offering expenses.

Subject to certain ownership limitations, the RDO Common Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.10 per share. The exercise price of the RDO Common Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

StockBlock Securities LLC and its affiliate, Rodman & Renshaw LLC acted as exclusive placement agents (the “Placement Agents”) in connection with the Registered Direct Offering. As compensation for such placement agent services, we paid the Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by us from the Registered Direct Offering. We also reimbursed the Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. We have also agreed to issue to the Placement Agents or their respective designees common warrants, substantially in the form of the RDO Common Warrants, to purchase up to 1,200,000 shares of

Common Stock (the “Placement Agent Warrants”), representing up to 8.0% of the total number of the RDO Shares issued in the Registered Direct Offering. The Placement Agent Warrants have an exercise price of $1.25 per share (which represents 125% of the combined offering price per share of Common Stock and the RDO Common Warrant sold in the Registered Direct Offering), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the Registered Direct Offering.

The RDO Shares, the RDO Common Warrants, the Placement Agent Warrants and the shares of Common Stock issuable upon exercise of such warrants were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (the “Shelf S-3 Registration Statement”) (which was initially filed with the SEC on December 22, 2023, as amended, and was declared effective on January 11, 2024 (File No. 333-276245)), a base prospectus dated January 11, 2024 and a prospectus supplement dated April 23, 2024. The Registered Direct Offering closed on April 25, 2024.

Commitment Letter

On June 11, 2024, we entered into that certain Commitment Letter with the FSF Lender, pursuant to which the FSF Lender committed to provide us a loan (the “FSF Loan”) in the aggregate amount of $100 million (the “Commitment Amount”).The Commitment Amount shall be payable as follows: (i) $85 million no later than the date that is 70 days following the date on which we receive the Deposit (as defined below) (the “Outside Date” and the funding of the initial $85 million, the “Initial Closing”) and (ii) the remaining $15 million within 60 days following the Initial Closing (the funding of the second $15 million, the “Second Closing”). Pursuant to the Commitment Letter, the FSF Lender provided us the non-refundable FSF Deposit in immediately available funds in the aggregate principal amount of $10 million on June 18, 2024 (the “Deposit Date”), which amount will be creditable towards the $85 million required to be funded by FSF Lender at the Initial Closing. On the Deposit Date, we issued to FSF Lender a warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) (the “Deposit Warrant”), with an exercise price of $1.20 per share. Subject to certain ownership limitations, the Deposit Warrant is immediately exercisable and will expire five years from the date of issuance.

In connection with the transactions contemplated by the Commitment Letter, we also entered into a Letter Agreement (the “Letter Agreement”) with the FSF Lender and the FSF Lender’s strategic consultant, IVI 66766 LLC (“IVI”), dated July 16, 2024, pursuant to which we agreed to reimburse the actual, reasonable and documented consulting fees incurred by the FSF Lender in connection with the preparation, negotiation and execution of the Commitment Letter and the definitive documents with respect to the transactions contemplated thereby, which fees were satisfied in full by us issuing to IVI a warrant to purchase up to an aggregate of 250,000 shares of Common Stock (the “Fee Warrant”) on July 16, 2024, with an exercise price of $1.20 per share. Subject to certain ownership limitations, the Fee Warrant is immediately exercisable and will expire five years from the date of issuance.

The shares of Common Stock issuable upon exercise of the Deposit Warrant and the Fee Warrant were offered and sold by the Company pursuant to an effective registration statement on Form S-3 (the “Perigrove Form S-3 Registration Statement”) (which was initially filed with the SEC on July 18, 2024, and was declared effective on July 25, 2024 (File No. 333-280882)).

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
•
the costs related to servicing of our debt; and
•
the extent and scope of our general and administrative expenses.

Should our sales of ZTlido, GLOPERBA, ELYXYB and other product candidates not materialize at the anticipated rate contemplated in our business plan, we will need to raise additional capital in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings and license agreements. As discussed above, we entered into the eCapital Credit Agreement, the ATM Sales Agreement, the Underwriting Agreement, the RDO Purchase Agreement and the Commitment Letter. The Shelf S-3 Registration Statement was initially declared effective by the SEC on January 11, 2024, and we are now able to offer and sell shares of our Common Stock under the ATM Sales Agreement, subject to any limitations set forth therein, and may conduct additional offerings in the future similar to those conducted pursuant to the Underwriting Agreement and the RDO Purchase Agreement, in each case, which will provide us with an additional source of liquidity.

In addition to the liquidity provided by revenue generating products and the issuance of the Common Stock under the ATM Sales Agreement, the Underwriting Agreement and the RDO Purchase Agreement, as of June 30, 2024 we will receive up to an aggregate of approximately $120.4 million from the exercise of the Private Warrants and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”) (at an exercise price of $11.50 per share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $11.50 per share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidates, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Our existing cash and cash equivalents, proceeds from the Revolving Facility and the FSF Deposit, proceeds from the issuance of the Oramed Note, the issuance of the Common Stock pursuant to the ATM Sales Agreement, and proceeds from the Bought Deal Offering and the Registered Direct Offering may be insufficient to enable us to fund our operating expenses, capital expenditure requirements, and to service our debt obligations (whether under the Oramed Note, the FSF Deposit or otherwise) for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash Flow Data:
Net cash proceeds from (used for) operating activities	$11,702	$(21,217)
Net cash used for investing activities	(300)	(8)
Net cash (used for) proceeds from financing activities	(6,465)	54,167
Net change in cash, cash equivalents and restricted cash	$4,937	$32,942

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash proceeds from operating activities were approximately $11.7 million, attributable to our net loss of $62.0 million, offset by other non-cash reconciling items of $38.0 million related to loss on derivative liabilities, stock-based compensation, change in fair value of debt and liability instruments, allocated expense for warrant issuance cost, depreciation and amortization and non-cash operating lease cost, and changes in operating assets and liabilities that provided $35.7 million of cash.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2024, net cash used for investing activities was approximately $0.3 million,

related to payments of deferred consideration for Romeg intangible asset acquisition.

For the six months ended June 30, 2023, net cash used for investing activities was approximately $8.0 thousand.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash used for financing activities was approximately $6.5 million and was primarily related to $65.5 million in gross proceeds from the Revolving Facility, $25.0 million in gross proceeds from issuance of shares under the Bought Deal Offering and Registered Direct Offering, $10.0 million in proceeds from receiving the FSF Deposit, $0.2 million in proceeds from the Standby Equity Purchase Agreements, $0.3 million in proceeds from the exercise of stock options and warrants and ESPP, offset by the $104.7 million repayment of borrowings under the Revolving Facility, Oramed Note, and Convertible Debentures, and the $2.8 million payment of transaction costs related to the Bought Deal Offering and Registered Direct Offering.

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

Scilex qualifies and will remain as an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the initial public offering, (b) in which Scilex has a total annual gross revenue of at least $1.235 billion, or (c) in which Scilex is deemed to be a large accelerated filer, which means the market value of the common equity of Scilex that is held by non-affiliates equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which Scilex has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the six months ended June 30, 2024 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Limited Operating History, Financial Condition and Capital Requirements

We currently have three commercial products, ZTlido, ELYXYB and GLOPERBA; but we are currently heavily dependent on the commercial success of ZTlido, as ELYXYB and GLOPERBA are in the initial stages of commercialization, and we may be unable to generate sufficient revenue to support our operations.

We currently have three commercial products, ZTlido, ELYXYB and GLOPERBA; but we are currently heavily dependent upon ZTlido sales to generate revenue, as ELYXYB and GLOPERBA are in the initial stages of commercialization. In February 2018, we obtained FDA regulatory approval for ZTlido for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”) in adults, which is a form of post-shingles nerve pain, and we began commercializing ZTlido in the United States in October 2018. In late February 2023, we acquired ELYXYB, a potential first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults, in the U.S. We launched ELYXYB in April of 2023. In June 2022, we acquired certain rights to GLOPERBA, the first and only liquid oral version of the anti-gout medicine colchicine indicated for the prophylaxis of painful gout flares in adults. We launched GLOPERBA in June 2024. As a result, it is difficult to evaluate our current business and predict our future prospects. We cannot assure that ZTlido, ELYXYB or GLOPERBA will gain market acceptance among physicians, health care payors, patients and the medical community, which is critical to our commercial success. We have limited experience engaging in commercial activities and limited relationships with physicians, hospitals and payors. Market acceptance of ZTlido, ELYXYB and GLOPERBA depends on a number of factors, including:

•
acceptance by physicians, major operators of clinics and patients of ZTlido, ELYXYB and GLOPERBA as a safe and effective treatment for the relief of neuropathic pain associated with PHN (ZTlido), acute migraine pain (ELYXYB), and prevention of gout flares (GLOPERBA);
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

To successfully commercialize ZTlido, ELYXYB and GLOPERBA, we will need to expand our marketing efforts to develop new relationships and expand existing relationships. Physicians may decide not to prescribe ZTlido, ELYXYB or GLOPERBA for a variety of reasons, including changes in available offerings, adverse publicity, perceived safety issues, inadequate coverage or reimbursement for ZTlido, ELYXYB or GLOPERBA or the utilization of products developed by other parties, all of which are circumstances outside of our control. Demand for ZTlido may not increase, or may not develop for ELYXYB or GLOPERBA, as quickly as we predict, and we may be unable to increase our revenue to the level that we currently expect. Even if we succeed in increasing market acceptance of ZTlido or developing market acceptance of ELYXYB and GLOPERBA, and maintaining and creating relationships with physicians, we may be unable to reach or sustain a level of profitability.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to overcome such risks and difficulties successfully. Our ability to execute on our business model and generate revenues depends on a number of factors including our ability to:

•
successfully complete ongoing clinical trials and obtain regulatory approvals for our current and future product candidates;
•
identify new acquisition or in-licensing opportunities;
•
successfully identify new product candidates and advance those product candidates into pre-clinical studies and clinical trials;
•
raise additional funds when needed and on terms acceptable to us;
•
attract and retain experienced management and advisory teams;
•
add operational, financial and management information systems and personnel, including personnel to support clinical, manufacturing and planned future commercialization efforts and operations;
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

Since our inception, we have incurred significant net losses, with net losses of $114.3 million, $23.4 million and $88.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the six months ended June 30, 2024 and 2023, we had net losses of $62.0 million and $57.4 million, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of approximately $552.2 million and $490.2 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the

Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

On September 21, 2023 (the “Oramed Closing Date”), we issued and sold to Oramed a senior secured promissory note due 18 months from the date of issuance, in the principal amount of $101,875,000 (the “Oramed Note”) pursuant to that certain securities purchase agreement we entered into with Oramed, dated as of September 21, 2023 (the “Scilex-Oramed SPA”). The Oramed Note matures on March 21, 2025 and is payable in six principal installments, with the first installment in the principal amount of $5,000,000 paid on December 21, 2023, the second installment in the principal amount of $15,000,000 voluntarily paid early on March 14 and March 18, 2024, the third installment in the principal amount of $20,000,000 satisfied in full on June 21, 2024 and the next two installments each in the principal amount of $20,000,000 payable on each of September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Oramed Note) and (2) eight and one-half percent (8.5%), payable in-kind on a monthly basis.

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

Any voluntary prepayments of the Oramed Note occurring prior to the one-year anniversary of the Oramed Closing Date are required to be paid together with a make-whole amount equal to 50% of the amount of additional interest that would accrue on the principal amount so prepaid under the Oramed Note from the date of such prepayment through and including the maturity date. The make-whole amount was waived by Oramed for our voluntary prepayments in March 2024. If the Oramed Note is accelerated upon an event of default, we are required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring us and our subsidiaries to, following the earlier of (x) April 1, 2024, and (y) the date on which the Acceptable Indebtedness (as defined in the Oramed Note) is repaid in full, use 70% of the net cash proceeds of any Cash Sweep Financing (as defined in the Oramed Note) or advance under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal amount of the Oramed Note (the “Mandatory Prepayment Sweep”). Following each of the Registered Direct Offering and the receipt of the FSF Deposit, we made a mandatory prepayment of $9,578,835 and $7,000,000, respectively, to Oramed, which equals 70% of the net cash proceeds we received from the Registered Direct Offering and the FSF Deposit. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

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

The Oramed Note contains certain customary events of default, including, without limitation, a cross-default to other specified indebtedness or any other indebtedness involving an obligation of greater than $1,000,000, as well as an event of default upon a Change of Control Transaction or Fundamental Transaction (in each case, as defined in the Oramed Note). See the risk factor titled “We may not have the ability to raise the funds necessary to settle the Oramed Note in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash” in the Annual Report on Form 10-K for additional information regarding such event of default provisions. The Oramed Note also contains additional events of default with respect to certain events relating to our obligations under that certain registration rights agreement, dated as of September 21, 2023, between us and Oramed and relating to (i) the warrants to purchase up to an aggregate of 13,000,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Penny Warrants”), that we issued to Oramed pursuant to the Scilex-Oramed SPA, (ii) the warrants to purchase up to 4,000,000 shares of Common Stock, with an exercise price of $11.50 per share (the “Transferred Warrants”), that we transferred to Oramed pursuant to the Scilex-Oramed SPA and/or (iii) the shares of Common Stock underlying the Penny Warrants or Transferred Warrants, in each case as more fully set forth in the Oramed Note.

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

As of June 30, 2024, our cash and cash equivalents were approximately $6.9 million and we had an accumulated deficit of approximately $552.2 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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
•
the costs related to servicing of our debt; and
•
the extent and scope of our general and administrative expenses.

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

We may not be able to generate sufficient cash to service our indebtedness and other liquidity needs.

Our ability to make payments on and to refinance our indebtedness and to fund our other obligations, planned capital expenditures and other strategic investments will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient cash flow from operations, and we cannot assure you that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

If we do not generate cash flow from operations sufficient to pay our debt service or other obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to refinance our debt and fund other obligations will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. See Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion regarding our ability to continue as a going concern.

Our recurring losses from operations, negative cash flows and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of approximately $552.2 million as of June 30, 2024 and approximately $490.2 million as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to become a profitable operating company is dependent upon our ability to generate revenue and obtain financing adequate to fulfill our development and commercialization activities, and achieving a level of revenue adequate to support our cost structure. We have plans to obtain additional resources to fund our currently planned operations and expenditures through additional debt and equity financing. We will need to seek additional financing to fund our current operations, including the commercialization of ZTlido, GLOPERBA and ELYXYB, as well as the development of our other material product candidates for the next 12 months. Our plans are substantially dependent upon the success of future sales of ZTlido, GLOPERBA and ELYXYB, among which GLOPERBA and ELYXYB are still in the early stages of commercialization, and are dependent upon, among other things, the success of our marketing of ZTlido, GLOPERBA and ELYXYB and our ability to secure additional payor contracts with terms that are consistent with our business plan. If we are unable to obtain sufficient funding, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

We expect our third-party manufacturers and suppliers of both GLOPERBA and ELYXYB are capable of providing sufficient quantities of these products to meet anticipated commercial demands; however, if third parties with whom we currently work are unable to meet our manufacturing and supply requirements, we will need to secure alternate manufacturers and suppliers or face potential delays or shortages. While we believe that there are other contract manufacturers and suppliers with the technical capabilities to manufacture and supply these products, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

Under the Genzyme Supply Agreement, we depend on Genzyme to fulfill our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SEMDEXA, and we are aware of only a limited number of suppliers of the excipient. Genzyme has the right to terminate the Genzyme Supply Agreement under certain circumstances, including, but not limited to, if Genzyme decides to discontinue manufacturing the product at its facility for economic or strategic reasons and provides us with 24 months’ notice. Genzyme previously notified us of its intention to terminate the Genzyme Supply Agreement and discontinued manufacturing the product at its facility. The Genzyme Supply Agreement terminated as of May 31, 2024. Although we are currently in discussions with Sanofi to extend the Genzyme Supply Agreement as well as in the process of identifying and certifying new suppliers to fulfill our future supply requirements for sodium hyaluronate, we may not be able to extend the Genzyme Supply Agreement or find an alternative supplier of sodium hyaluronate on commercially reasonable terms.

Under the Lifecore Master Services Agreement, we depend on Lifecore to manufacture clinical supplies of SEMDEXA. Lifecore has the right to terminate the Lifecore Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement and fail to cure such breach within 30 days of written notice; (2) if we (a) become insolvent, (b) cease to function as a going concern, (c) become convicted of or plead guilty to a charge of violating any law relating to either party’s business, or (d) engage in any act which materially impairs goodwill associated with SEMDEXA or materially impairs the terminating party’s trademark or trade name; (3) if we fail to pay past due invoices upon 30 days’ written notice, or (4) if we reject or fail to respond to a major change proposed by Lifecore that does not change Semnur’s written and approved acceptance criteria in its product specifications. In the event that Lifecore decides to terminate the Lifecore Master Services Agreement, finding an alternative manufacturer on commercially reasonable terms, or at all, may be difficult. On June 23, 2023, we entered into the Second Amendment to Lifecore Master Services Agreement with Lifecore, which extended the term of the agreement until December 31, 2028.

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

We rely on a single third-party logistics distribution provider for ZTlido, ELYXYB and GLOPERBA, Cardinal Health 105, which until recently had also been our only customer.

We currently rely on Cardinal Health 105, LLC (“Cardinal Health 105”) as our third-party logistics distribution provider for ZTlido, ELYXYB and GLOPERBA in the United States. Cardinal Health 105 also performs the following services on our behalf: customer service, credit checks, invoicing, chargebacks, distributor fee for service, government reporting, customer returns, accounts receivable, inventory control, product security (DSCSA serialization) inquiries and recall assistance. If we are unable to maintain a favorable relationship with Cardinal Health 105, we expect that our revenue would decline and our business would be harmed as a result. We may be unable to control the timing of the delivery of ZTlido, ELYXYB and GLOPERBA to distributors, and any financial uncertainty or loss of key logistic employees of Cardinal Health 105, as our only third-party logistics provider, may negatively impact our sales.

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

As of June 30, 2024, we had approximately 113 full-time employees. We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

There is no assurance that we will enter into a definitive agreement with respect to the sale of our wholly owned subsidiary, Semnur, and/or our SP-102 product candidate, under the terms of the letter of intent or otherwise.

As previously announced, our Board authorized our management to explore ways in which to maximize the value of Semnur and SP-102 (SEMDEXA™), the product candidate held by Semnur, for us and our stockholders, including by way of conducting a spin-off, merger, dividend, reclassification or other similar transaction. As previously disclosed, on July 2, 2024, we announced the signing of a letter of intent for a potential business combination of Semnur with Denali Capital Acquisition Corp., a Cayman Islands corporation (Nasdaq: DECA) (“Denali”). There is no assurance that we will enter into a definitive agreement with Denali or any other party with respect to the sale of Semnur and/or the SP-102 asset, whether under the terms of the letter of intent with Denali or otherwise. Even if we do enter into such definitive agreement, there is no assurance that any such transaction would be completed or that any such transaction will actually maximize the value of Semnur and/or the SP-102 asset for us or our stockholders.

Our business and operations would suffer in the event of a system failure.

While we have implemented and maintain security measures, our computer systems and those of our CROs and other contractors and consultants are vulnerable to computer viruses, unauthorized access, cybersecurity attacks, and other security incidents, including as perpetrated by hackers, or as the result of natural disasters, terrorism, war, or telecommunications or electrical failures. For example, there was a cyberattack on Change Healthcare in March 2024. We worked diligently with our co-pay savings card adjudicators to resolve the breakdown of processing of insurance claims by Change Healthcare, and restored the co-pay savings card processing for ZTlido and ELYXYB has been restored to normal operations. A material system failure or security breach, if such an event were to occur, could result in a material disruption of our product development programs or a loss of our trade secrets or other proprietary information. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data. To the extent that any disruption or security breach were to result in the loss of or damage to our data or applications, or the unauthorized disclosure of confidential or proprietary information, including personal data, we could incur material legal liability or be the subject of legal claims, suffer damage to our reputation, lose or harm our intellectual property rights, and delay the continued research, development and commercial efforts of ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters or some other matter, that claim could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to our Relationship with Sorrento

Our Executive Chairman may have actual or potential conflicts of interest because of his position with Sorrento.

Dr. Henry Ji, who is the Executive Chairman of our Board of Directors (the “Board”), is also a member of the board of directors of Sorrento, and serves as the President and Chief Executive Officer of Sorrento.

Service as an overlapping director or officer of Sorrento and us could create, or appear to create, conflicts of interest with respect to matters involving or affecting more than one of the companies to which Dr. Ji owes fiduciary duties. For example, these matters could relate to potential acquisitions of businesses or products, the development and ownership of technologies and product candidates, the sale of products, markets and other matters in which our best interest and the best interests of our stockholders may conflict with the best interests of Sorrento and its stockholders. In particular, it is possible that we may be precluded from participating in certain business opportunities that we might otherwise have participated in as those opportunities may be presented to Sorrento because Dr. Ji may deem such opportunities to have a greater benefit to Sorrento than to us.

In addition, Dr. Ji may own shares of Sorrento common stock, options to purchase shares of Sorrento common stock or other Sorrento equity awards. The holdings of such common stock, options or other equity awards of Sorrento may be significant for Dr. Ji compared to his total assets. Such ownership of any Sorrento equity or equity awards creates, or may create the appearance of, conflicts of interest when Dr. Ji is faced with decisions that could have different implications for Sorrento than the decisions have for us.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to August 9, 2024, our closing stock price ranged from $0.75 to $14.80. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

See the risk factor titled “If our operations and performance do not meet the expectations of investors or securities analysts, the market price of our securities may decline” in our Annual Report on Form 10-K for more factors affecting the trading price of our securities. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our Common Stock.

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

As of June 30, 2024, a majority of the directors on our Board are independent, and each of the directors serving on our audit, nominating and corporate governance and compensation committees are independent. We also adopted formal written charters for each of our audit, nominating and corporate governance, and our compensation committees at the closing of the Business Combination. While as of June 30, 2024, we are in compliance with the additional Nasdaq corporate governance requirements listed above, we may be unable to retain the number of independent directors needed to comply with such rules during the transition period. Moreover, until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Our Warrants are exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of June 30, 2024, outstanding SPAC Warrants (as defined below) to purchase an aggregate of 10,958,309 shares of our Common Stock are exercisable in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $11.50 per share. “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that entitle the holder of each whole warrant to purchase one Vickers ordinary share at a price of $11.50 per share (the “Public Warrants”), and (ii) the 6,840,000 warrants sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 were subsequently forfeited and 3,104,000 were transferred to Sorrento, in each case in connection with the Business Combination) (the “Private Warrants”).

As of June 30, 2024, (i) none of the outstanding Penny Warrants to purchase an aggregate of 13,000,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $0.01 per share; (ii) outstanding Firm Warrants to purchase an aggregate of 5,882,352 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.70 per share; (iii) outstanding Representative Warrants to purchase an aggregate of 470,588 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $2.125 per share and (iv) outstanding Deposit Warrant to purchase an aggregate of 3,250,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.20 per share.

As described above, on April 23, 2024, the Company issued RDO Common Warrants to purchase an aggregate of 15,000,000 shares of Common Stock, the exercise price of which is $1.10 per share, and Placement Agent Warrants to purchase an aggregate of 1,200,000 shares of Common Stock, the exercise price of which is $1.25 per shares. The RDO Common Warrants and the Placement Agent Warrants become exercisable on the six-month anniversary of the date of issuance.

To the extent the SPAC Warrants, the Penny Warrants, the Firm Warrants, the Representative Warrants, the Deposit Warrant, the RDO Common Warrants and/or the Placement Agent Warrants (collectively, the “Warrants”) are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. With respect to the SPAC Warrants, there is no guarantee that the SPAC Warrants will ever be in the money prior to their expiration, and as such, the SPAC Warrants may expire worthless. See below risk factor, “The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.”

The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.

As of June 30, 2024, the exercise price for our SPAC Warrants is $11.50 per share of Common Stock. On August 9, 2024, the closing price of our Common Stock on the Nasdaq Capital Market was $1.27. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 18, 2024, we issued a warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (the “Deposit Warrant”) pursuant to the Commitment Letter that we entered into with FSF 33433 LLC, a Delaware limited liability company, on June 11, 2024. The exercise price of the Deposit Warrant is $1.20 per share. We will receive up to $3.9 million from the exercise of the Deposit Warrant, assuming the exercise in full of the Deposit Warrant for cash. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Commitment Letter”.

On July 1, 2024, we issued 10,000,000 shares of Common Stock (the “Retainer Shares”) to a law firm, pursuant to a stock issuance agreement dated as of such date, as a retainer for legal services to be provided by such law firm to us and our subsidiaries following such date, and as payment for prior services provided to us, to be held by such law firm until such time as the Retainer Shares are applied against the outstanding legal fees or returned to us, in each case in accordance with the terms of such agreement.

On July 16, 2024, we issued a warrant to purchase up to an aggregate of 250,000 shares of Common Stock (the “Fee Warrant”, together with the Deposit Warrant, the “Perigrove Warrants”) pursuant to the Letter Agreement that we entered into with IVI 66766 LLC, a Delaware limited liability company, on July 16, 2024. The exercise price of the Fee Warrant is $1.20 per share. We will receive up to $0.3 million from the exercise of the Fee Warrant, assuming the exercise in full of the Fee Warrant for cash.

Each of the issuance of the Perigrove Warrants and the Retainer Shares was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

4.3

Senior Secured Promissory Note issued to Oramed Pharmaceuticals Inc. on September 21, 2023 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

4.4

Form of Scilex Holding Company Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 5, 2024).

4.6	Form of Representative Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 5, 2024).

Exhibit Number	Description
4.7	Form of Common Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on April 25, 2024).

4.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on April 25, 2024).

4.9

Warrant to Purchase Common Stock, issued to FSF 33433 LLC on June 18, 2024 (incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-3 (File No. 333-280882), filed with the SEC on July 18, 2024).

10.1

Form of Securities Purchase Agreement, dated April 23, 2024, by and between Scilex Holding Company and the purchaser party thereto. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on April 25, 2024).

10.2

Commitment Side Letter, dated June 11, 2024, by and between Scilex Holding Company and FSF 33433 LLC. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on June 12, 2024).

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

August 13, 2024	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

August 13, 2024

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)