Form 10-Q
period 2024-09-30
Scilex Holding Co
filed 2025-01-17
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of January 14, 2025, the registrant had 243,312,885 shares of common stock, par value $0.0001, outstanding.

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

On November 10, 2022, we consummated a business combination pursuant to the Agreement and Plan of Merger, dated as of March 17, 2022 (as amended, the “Merger Agreement”), by and among Vickers, Vantage Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Vickers, and Legacy Scilex. Pursuant to the terms of the Merger Agreement, the business combination (herein referred to as the “Business Combination” or “reverse recapitalization” for accounting purposes) between Vickers and Legacy Scilex was effected through the merger of Merger Sub with and into Legacy Scilex with Legacy Scilex surviving as Vickers’s wholly owned subsidiary. In connection with the Business Combination, Vickers changed its name from Vickers Vantage Corp. I to Scilex Holding Company.

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

ii

•
our ability to research, discover and develop additional product candidates;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$77	$3,921
Accounts receivable, net	31,580	34,597
Inventory	2,404	4,214
Prepaid expenses and other	5,794	4,049
Total current assets	39,855	46,781
Property and equipment, net	711	722
Operating lease right-of-use asset	2,396	2,943
Intangibles, net	33,454	36,485
Investments	2,375	—
Goodwill	13,481	13,481
Other long-term assets	8,158	897
Total assets	$100,430	$101,309
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$43,400	$40,954
Accrued payroll	975	2,681
Accrued rebates and fees	141,709	89,658
Accrued expenses	9,671	7,408
Current portion of deferred consideration	458	491
Debt, current	84,636	108,429
Current portion of operating lease liabilities	688	759
Total current liabilities	281,537	250,380
Long-term portion of deferred consideration	2,556	2,895
Debt, net of issuance costs	14,332	17,038
Derivative liabilities	11,453	1,518
Operating lease liabilities	1,714	2,237
Other long-term liabilities	155	179
Total liabilities	311,747	274,247
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized; 29,057,097 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 740,000,000 shares authorized; 191,790,520 shares issued and 131,721,935 shares outstanding as of September 30, 2024; 160,084,250 shares issued and 100,015,665 shares outstanding as of December 31, 2023	19	16
Additional paid-in capital	430,767	407,813
Accumulated other comprehensive income	5,011	—
Accumulated deficit	(556,592)	(490,245)
Treasury stock, at cost; 60,068,585 shares as of each of September 30, 2024 and December 31, 2023	(90,522)	(90,522)
Total stockholders’ deficit	(211,317)	(172,938)
Total liabilities and stockholders’ deficit	$100,430	$101,309

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for net loss per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$14,436	$10,117	$41,690	$33,281
Net operating costs and expenses:
Cost of revenue	3,768	3,392	11,998	11,160
Research and development	2,349	4,072	7,461	10,012
Selling, general and administrative	29,734	40,431	83,610	96,121
Intangible amortization	1,002	1,027	3,030	3,080
Legal settlements	(2,500)	—	(9,391)	—
Total net operating costs and expenses	34,353	48,922	96,708	120,373
Loss from operations	(19,917)	(38,805)	(55,018)	(87,092)
Other (income) expense, net:
(Gain) loss on derivative liability	(18,108)	(4,245)	(2,367)	1,090
Change in fair value of debt and liability instruments	1,957	449	11,961	4,197
Interest expense, net	576	513	1,678	517
Loss on foreign currency exchange	46	7	57	30
Total other (income) expense, net	(15,529)	(3,276)	11,329	5,834
Loss before income taxes	(4,388)	(35,529)	(66,347)	(92,926)
Income tax expense	—	—	—	5
Net loss	$(4,388)	$(35,529)	$(66,347)	$(92,931)
Net loss per share attributable to common stockholders — basic and diluted	$(0.03)	$(0.63)	$(0.56)	$(1.03)
Weighted average number of shares during the period — basic and diluted	126,964	139,808	118,566	141,358

Comprehensive loss:
Net loss	(4,388)	(35,529)	(66,347)	(92,931)
Other comprehensive income:
Changes in fair value attributable to instrument-specific credit risk	3,160	—	5,011	—
Total other comprehensive income	3,160	—	5,011	—
Comprehensive loss	$(1,228)	$(35,529)	$(61,336)	$(92,931)

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Deficit
Balance, December 31, 2023	29,057	$—	160,084	$16	$407,813		$(490,245)	60,069	$(90,522)	$(172,938)
Shares issued under Standby Equity Purchase Agreements and under ATM Sales Agreement	—	—	189	—	156	—	—	—	—	156
Shares issued under Bought Deal Offering	—	—	5,882	1	3,768	—	—	—	—	3,769
Stock options exercised	—	—	35	—	46	—	—	—	—	46
Stock-based compensation	—	—	—	—	3,558	—	—	—	—	3,558
Net loss	—	—	—	—	—	—	(24,377)	—	—	(24,377)
Balance, March 31, 2024	29,057	—	166,190	17	415,341	—	(514,622)	60,069	(90,522)	(189,786)
Shares issued under Registered Direct Offering	—	—	15,000	1	5,918	—	—	—	—	5,919
Placement Agent Warrants issued in connection with Registered Direct Offering and Representative Warrants issued in connection with Bought Deal Offering	—	—	—	—	956	—	—	—	—	956
Shares issued under ESPP	—	—	167	—	154	—	—	—	—	154
Stock options exercised	—	—	67	—	99	—	—	—	—	99
Issuance of common stock upon warrants exercise	—	—	50	—	84	—	—	—	—	84
Stock-based compensation	—	—	—	—	3,613	—	—	—	—	3,613
Other comprehensive income	—	—	—	—	—	1,851	—	—	—	1,851
Net loss	—	—	—	—	—	—	(37,582)	—	—	(37,582)
Balance, June 30, 2024	29,057	—	181,474	18	426,165	1,851	(552,204)	60,069	(90,522)	(214,692)
Retainer shares issued	—	—	10,000	1	—	—	—	—	—	1
Fee Warrant issued in connection with the Commitment Letter	—	—	—	—	310	—	—	—	—	310
Repurchase of warrants	—	—	—	—	(298)	—	—	—	—	(298)
Common stock issuable under Sponsor Interest Purchase Agreement	—	—	—	—	345	—	—	—	—	345
Stock options exercised	—	—	52	—	82	—	—	—	—	82
Issuance of common stock upon warrants exercise	—	—	265	—	450	—	—	—	—	450
Stock-based compensation	—	—	—	—	3,713	—	—	—	—	3,713
Other comprehensive income	—	—	—	—	—	3,160	—	—	—	3,160
Net loss	—	—	—	—	—	—	(4,388)	—	—	(4,388)
Balance, September 30, 2024	29,057	$—	191,791	$19	$430,767	$5,011	$(556,592)	60,069	$(90,522)	$(211,317)

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Deficit
Balance, December 31, 2022	29,057	$3	141,349	$14	$412,136	$(375,914)	—	$—	$36,239
Shares issued under Standby Equity Purchase Agreements	—	—	462	—	1,869	—	—	—	1,869
Retainer shares issued	—	—	4,000	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,720	—	—	—	3,720
Net loss	—	—	—	—	—	(30,753)	—	—	(30,753)
Balance, March 31, 2023	29,057	3	145,811	15	417,725	(406,667)	—	—	11,076
Shares issued under Standby Equity Purchase Agreements	—	—	2,084	—	13,925	—	—	—	13,925
Stock options exercised	—	—	128	—	222	—	—	—	222
Conversion of Convertible Debentures into common stock	—	—	632	—	7,735	—	—	—	7,735
Issuance of common stock upon warrants exercise	—	—	45	—	521	—	—	—	521
Stock-based compensation	—	—	—	—	3,587	—	—	—	3,587
Net loss	—	—	—	—	—	(26,649)	—	—	(26,649)
Balance, June 30, 2023	29,057	3	148,700	15	443,715	(433,316)	—	—	10,417
Shares issued under Standby Equity Purchase Agreements	—	—	4,797	—	11,214	—	—	—	11,214
Disbursement of funds to Sorrento	—	—	—	—	(20,000)	—	—	—	(20,000)
Repurchase of Treasury Stock, Preferred Stock, and warrants	—	(3)	—	—	(53,182)	—	60,069	(90,601)	(143,786)
Issuance of Penny Warrants	—	—	—	—	10,401	—	—	—	10,401
Issuance of common stock in connection with Settlement Agreement	—	—	475	—	750	—	—	—	750
Stock options exercised	—	—	213	—	358	—	—	—	358
Stock-based compensation	—	—	—	—	3,506	—	—	—	3,506
Net loss	—	—	—	—	—	(35,529)	—	—	(35,529)
Balance, September 30, 2023	29,057	$—	154,185	$15	$396,762	$(468,845)	60,069	$(90,601)	$(162,669)

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(66,347)	$(92,931)
Adjustments to reconcile net loss to net cash proceeds from (used for) operating activities:
Depreciation and amortization	3,042	3,112
Amortization of debt issuance costs and debt discount	94	34
Non-cash operating lease cost	547	330
Stock-based compensation	10,884	10,813
(Gain) loss on derivative liability	(2,367)	1,090
Allocated expenses for warrant issuance cost	2,526	—
Change in fair value of debt and liability instruments	11,961	4,197
Allowances for expected credit losses	1,186	—
Other	392	731
Changes in operating assets and liabilities:
Accounts receivables, net	1,831	4,808
Inventory	1,496	(2,565)
Prepaid expenses and other	(2,857)	1,072
Other long-term assets	(30)	804
Accounts payable	2,266	11,486
Accrued payroll	(1,706)	1,779
Accrued expenses	2,463	5,525
Accrued rebates and fees	52,051	34,907
Other liabilities	(593)	(519)
Other long-term liabilities	(24)	10
Net cash proceeds from (used for) operating activities	16,815	(15,317)
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(450)	(134)
Purchase of equity securities	(2,000)	—
Purchase of convertible promissory note from Denali	(30)	—
Purchase of property, plant and equipment	—	(29)
Net cash used for investing activities	(2,480)	(163)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements and ATM Sales Agreement	156	27,589
Proceeds from issuance of Convertible Debentures	—	24,000
Proceeds from issuance of Revolving Facility	93,389	52,550
Proceeds from issuance of FSF Deposit	10,000	—
Repayment of Revolving Facility	(96,189)	(45,272)
Repayment of Oramed Note	(36,700)	—
Cash consideration paid in connection with warrant repurchase	(300)	—
Transaction costs paid related to the Business Combination	—	(1,372)
Repayment of Convertible Debentures	(4,375)	(10,953)
Payments of debt issuance costs	—	(380)
Disbursement of funds to Sorrento	—	(20,000)
Cash consideration paid in connection with share repurchase	—	(10,000)
Transaction costs paid in connection with share repurchase	—	(1,987)
Proceeds from issuance of shares under Bought Deal Offering and Registered Direct Offering	25,000	—
Payments of Bought Deal Offering and Registered Direct Offering issuance costs	(2,844)	—
Proceeds from stock options and warrants exercised and ESPP	915	1,101
Net cash (used for) proceeds from financing activities	(10,948)	15,276
Net change in cash, cash equivalents and restricted cash	3,387	(204)
Cash, cash equivalents and restricted cash at beginning of period	4,729	2,184
Cash, cash equivalents and restricted cash at end of period	$8,116	$1,980
Supplemental disclosure:
Non-cash investing and financing activities
Issuance of shares to B. Riley pursuant to B. Riley Purchase Agreement	$—	$1,869
Issuance costs related to Bought Deal Offering and Registered Direct Offering included in accrued expenses and account payables	$1,430	$—
Conversion of Convertible Debentures into common stock	$—	$7,735
Right-of-use assets obtained in exchange for operating lease liabilities with lease modification	$—	$2,523
Oramed Note issuance at fair value	$—	$106,252
Other non-cash consideration in connection with share repurchase	$—	$26,154
Excise tax in connection with share repurchase included in accrued expenses	$—	$1,375

See accompanying notes to unaudited condensed consolidated financial statements

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its wholly owned subsidiaries, the “Company”) is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has five wholly owned subsidiaries: Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), Semnur Pharmaceuticals, Inc. (“Semnur”), SCLX DRE Holdings LLC and SCLX Stock Acquisition JV LLC. The business combination with Vickers (the “Business Combination”) closed in November 2022.

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

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica for which the Company has completed a Phase 3 study (“SP-102” or “SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain associated with muscle spasms and for which the Company completed a Phase 2 trial in acute low back pain (“LBP”) in the third quarter of 2023, and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022. Since inception, the Company has devoted substantially all of its efforts to the development of SP-102, SP-103 and SP-104, and the commercialization of ZTlido.

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), the Company’s then-controlling stockholder, and Sorrento’s wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al., Case Number 23-90085 (DRJ) (the “Chapter 11 Cases”). While the Company was majority-owned by Sorrento, the Company was not a debtor in the Chapter 11 Cases. Pursuant to that certain Stock Purchase Agreement that the Company entered into with Sorrento on September 21, 2023 (the “Sorrento SPA”), the Company repurchased shares of its Common Stock and Series A Preferred Stock from Sorrento. As a result, Sorrento no longer holds a majority of the voting power of the Company’s outstanding capital stock entitled to vote. As of September 30, 2024, the Company had a $3.2 million receivable from Sorrento, which was fully reserved. The Company evaluates the collectability of this receivable on a quarterly basis.

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 12, 2024 (the “Annual Report on Form 10-K”). The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Customer and Supplier Concentration Risk

The Company had four customers during the three and nine months ended September 30, 2024, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 96% and 89% of the Company’s revenue for the three and nine months ended September 30, 2024, respectively and individually ranging from 14% to 30% and 12% to 28%, respectively. As of September 30, 2024, these customers represented 99% of the Company’s outstanding accounts receivable, individually ranging between 9% to 44%. Additionally, during the three and nine months ended September 30, 2024 and 2023, the Company purchased ZTlido inventory from its sole supplier, Itochu Chemical Frontier Corporation (“Itochu”). In November 2023 and February 2024, respectively, the Company started purchasing ELYXYB and GLOPERBA inventories from its sole suppliers, Contract Pharmaceuticals Ltd Canada (CPL) and Ferndale Laboratories, Inc., respectively. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the nine months ended September 30, 2024 and 2023.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2024, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K, except for the policy titled “Investments” below.

Investments

The Company has elected to subsequently measure investments in Purchased Interests (as defined in Note 2 “Balance Sheet Components” below) at cost less any impairment, in accordance with the guidance in ASC 321, Investments - Equity Securities, which allows an entity to measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at cost less impairment. On a quarterly basis, the Company is required to make a qualitative assessment of whether the investment is impaired.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that together reflect the same amounts shown in the unaudited condensed consolidated statements of cash flows (in thousands):

	As of September 30, 2024	As of December 31, 2023
Cash and cash equivalents	$77	$3,921
Restricted cash	8,039	808
Total cash, cash equivalents, and restricted cash	$8,116	$4,729

Accounts Receivable, Net

Accounts receivable are presented net of allowances for expected credit losses and prompt payment discounts. Accounts receivable consists of trade receivables from product sales to customers, which are generally unsecured. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for expected credit losses within accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for expected credit losses. As of September 30, 2024, the Company recorded $1.2 million of allowances for credit losses on its accounts receivable. As of December 31, 2023, the Company did not deem any allowances for expected credit losses on its accounts receivable necessary.

Convertible Debentures, the Oramed Note and FSF Deposit

The Company has elected the fair value option to account for the Convertible Debentures (as defined in Note 2 “Liquidity and Going Concern” below) that were issued in March and April 2023, as discussed further in Note 7. The Company has also elected the fair value option to account for the Oramed Note (as defined in Note 4 “Fair Value Measurements” below) and for the FSF Deposit (as defined in Note 2 “Liquidity and Going Concern” below) that was issued in June 2024, as discussed further in Note 7. The Company recorded the Convertible Debentures, the Oramed Note and FSF Deposit at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the Convertible Debentures, the Oramed Note and FSF Deposit were expensed as incurred. As of September 30, 2024 and December 31, 2023, the weighted-average interest rates for the short-term loans, including the Convertible Debentures, the Oramed Note and FSF Deposit were 13.43% and 13.55%, respectively.

Treasury Stock

The Company uses the cost method to account for repurchases of its stock. In the computation of net (loss) income per share, treasury shares are not included as part of the outstanding shares.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which will require additional expense disclosures for all public entities. The amendments require that at each interim and annual reporting period, an entity will disclose certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning with the fiscal year ending December 31, 2027, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the incremental disclosures that will be required in its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options, which clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

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

On March 21, 2023, the Company entered into a securities purchase agreement with Yorkville (the “Yorkville SPA”), pursuant to which the Company issued and sold to Yorkville convertible debentures in an aggregate principal amount of $25.0 million (the “Convertible Debentures”) for net cash proceeds of $24.0 million, as discussed further in Note 7. The Company fully repaid the Convertible Debentures in March 2024.

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the “eCapital Credit Agreement”) with eCapital Healthcare Corp. (the “Lender”), pursuant to which the Lender made available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30.0 million (the “Facility Cap”). The proceeds of the Revolving Facility were used for (i) transaction fees incurred in connection with the eCapital Credit Agreement, (ii) working capital needs of Scilex Pharma and (iii) other uses not prohibited under the eCapital Credit Agreement. As of September 30, 2024, the Company had an outstanding balance of $14.3 million under the Revolving Facility. See Note 7 for additional discussion of the terms of the eCapital Credit Agreement. On October 8, 2024, Scilex Pharma paid off the outstanding amount of all obligations and indebtedness of Scilex Pharma owing to the Lender under the eCapital Credit Agreement. Accordingly, the eCapital Credit Agreement, the related Loan Documents and the Subordination Agreement (each as defined in the eCapital Credit Agreement) were terminated, canceled and are of no further force and effect.

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”). Pursuant to the ATM Sales Agreement, the Company may offer and sell (the “Offering”) shares of Common Stock up to $170.0 million (the “ATM Shares”), through or to the Sales Agents as part of the Offering. The Company has no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers thereunder at any time. The Offering will terminate upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from the Company to the Sales Agents or a Sales Agent to the Company, or (iii) the sale of all $170.0 million of shares of Common Stock thereunder. As of September 30, 2024, the Company sold 92,295 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

On June 11, 2024, the Company entered into that certain Commitment Side Letter (the “Commitment Letter”) with FSF 33433 LLC (“FSF Lender”), pursuant to which FSF Lender committed to provide the Company a loan (the “FSF Loan”) in the aggregate amount of $100.0 million (the “Commitment Amount”). The Commitment Amount shall be payable as follows: (i) $85.0 million no later than the date that is 70 days following the date on which the Company receives the FSF Deposit (as defined below) (the “Outside Date” and the funding of the initial $85.0 million, the “Initial Closing”) and (ii) the remaining $15.0 million within 60 days following the Initial Closing (the funding of the second $15.0 million, the “Second Closing”). Pursuant to the Commitment Letter, FSF Lender was required to provide the Company a non-refundable deposit in immediately available funds in the aggregate principal amount of $10.0 million (the “FSF Deposit” and the date on which such funds are fully received, the “Deposit Date”), which amount will be creditable towards the $85.0 million required to be funded by FSF Lender at the Initial Closing. The Company received the FSF Deposit on June 18, 2024 and issued to FSF Lender a warrant to purchase up to an aggregate of 3,250,000 shares of the Common Stock (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) (the “Deposit Warrant”), with an exercise price of $1.20 per share. The Deposit Warrant is immediately exercisable and will expire five years from the date of issuance.

On September 17, 2024, the Company entered into a Satisfaction Agreement (the “Satisfaction Agreement”) with FSF Lender and Endeavor Distribution LLC, a Delaware limited liability company and affiliate of FSF Lender (“Endeavor”), pursuant to which the remaining obligations in respect of the FSF Deposit shall be fully satisfied by the Company’s delivery of 28,000 cartons of ZTlido to Endeavor (the “Additional Product”), which delivery shall occur no later than December 31, 2024. Upon satisfaction of such remaining obligations, the Commitment Letter shall be terminated and of no further force or effect and neither FSF Lender nor the Company shall have any further liability or obligations thereunder. In consideration of Endeavor assuming the payment obligation of the Company in respect of the FSF Deposit, Endeavor will not be responsible for making any payment to the Company for (i) the product already delivered as of the date of such agreement in an amount of approximately $13.2 million and (ii) the Additional Product. Pursuant to the terms of the Satisfaction Agreement, if the Company fails to fully deliver the Additional Product by December 31, 2024, the Company shall be liable to Endeavor for liquidated damages in the amount of

$20,000,000. In November 2024, the Company delivered the Additional Product to Endeavor and fully satisfied the remaining obligations in respect of the FSF Deposit.

As of September 30, 2024, the Company’s negative working capital was $241.7 million, including cash and cash equivalents of approximately $0.1 million. During the nine months ended September 30, 2024, the Company had operating losses of $55.0 million and cash flows received from operating activities of $16.8 million. The Company had an accumulated deficit of $556.6 million as of September 30, 2024.

The Company has plans to obtain additional resources to fund its currently planned operations and expenditures and to service its debt obligations (whether under the Oramed Note, the FSF Deposit or otherwise) for at least twelve months from the issuance of these unaudited condensed consolidated financial statements through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. The Company’s plans are also dependent upon the success of future sales of ZTlido, ELYXYB and GLOPERBA, which is still in the early stages of commercialization.

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

3. Acquisitions and License Agreements

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of September 30, 2024 and December 31, 2023, the contingent consideration associated with Development Milestone Payment was $0.2 million, recorded in the other long-term liabilities.

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

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. No contingent consideration was recognized as a liability or included in the fair value of the assets as of September 30, 2024 or December 31, 2023.

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

As consideration for the acquisition, the Company assumed various rights and obligations under the asset purchase agreement between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), dated August 3, 2021 (the “DRL APA”), including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB that is necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to the Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by the Company include contingent sales and regulatory milestone payments and sales royalties. The Company is also obligated to make quarterly royalty payments to DRL on net sales of ELYXYB in the ELYXYB Territory. In April 2023, the Company launched ELYXYB in the U.S. As of September 30, 2024 and December 31, 2023, the Company had ending balances of accrued royalty payables of $0.1 million and $5.0 thousand, respectively. As of September 30, 2024, no sales or regulatory milestone payments had been accrued as there were no potential milestones yet considered probable of achievement.

4. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	September 30, 2024
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$69,946	$—	$—	$69,946
FSF Deposit	14,690	—	—	14,690
Derivative liabilities	11,453	—	—	11,453
Other long-term liabilities	155	—	—	155
Total liabilities measured at fair value	$96,244	$—	$—	$96,244

	December 31, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$104,089	$—	$—	$104,089
Convertible Debentures	4,340	—	—	4,340
Derivative liabilities	1,518	—	—	1,518
Other long-term liabilities	179	—	—	179
Total liabilities measured at fair value	$110,126	$—	$—	$110,126

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed Pharmaceuticals Inc. (“Oramed”) in the principal amount of $101.9 million (the “Oramed Note”) (see Note 7). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of September 30, 2024 was determined to be $69.9 million by applying a discount rate of 52.00%. For the three and nine months ended September 30, 2024, the Company recorded a gain of $0.6 million and a loss of $7.6 million in change in fair value of the Oramed Note in the unaudited condensed consolidated statements of operations, respectively. The change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was $3.2 million and $5.0 million during the three and nine months ended September 30, 2024, respectively.

FSF Deposit

In June 2024, the Company received the FSF Deposit in the aggregate principal amount of $10.0 million from FSF Lender (see Note 2 and Note 7). The Company elected the fair value option to account for the FSF Deposit with any changes in the fair value of the deposit recorded in the unaudited condensed consolidated statements of operations. The fair value as of September 30, 2024 was determined to be $14.7 million after consideration of the Satisfaction Agreement (see Note 2 and Note 7). For each of the three and nine months ended September 30, 2024, the Company recorded a loss of $3.0 million and $4.7 million in change in fair value of the FSF Deposit in the unaudited condensed consolidated statements of operations, respectively.

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

Derivative Liabilities

The Company recorded a gain of $18.1 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, attributed to warrant liabilities consisting of the Private Warrants, the Firm Warrants and the RDO Common Warrants (each as defined below). The Company recorded a gain of $4.2 million and a loss of $1.1 million for the three and nine months ended September 30, 2023, respectively, attributed to warrant liability consisting of the Private Warrants. The Company assumed the private placement warrants from Vickers in November 2022 in connection with the Business Combination (“Private Warrants”). The Company issued the Firm Warrants in March 2024 as part of the Bought Deal Offering (as defined below) and RDO Common Warrants in April 2024 as part of the Registered Direct Offering (as defined below).

As of September 30, 2024, the following warrants to purchase Common Stock that are included in derivative liabilities were outstanding: 1,000,000 Private Warrants, 5,568,153 Firm Warrants and 15,000,000 RDO Common Warrants. As of September 30, 2024, the fair value of derivative warrant liabilities related to these warrants was $11.5 million.

The following table includes a summary of the derivative liabilities measured at fair value during the nine months ended September 30, 2024 (in thousands):

Fair Value
Ending Balance as of December 31, 2023	$1,518
Change in fair value measurement	(2,367)
Issuance of Firm Warrants as part of the Bought Deal Offering, RDO Common Warrants as part of the Registered Direct Offering and Private Warrants as part of Oramed Side Letter	12,302
Ending Balance as of September 30, 2024	$11,453

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

	Private Warrants	Firm Warrants	RDO Common Warrants
	September 30,	September 30,	September 30,
	2024	2024	2024
Equity value	$0.92	$0.92	$0.92
Exercise price	$11.50	$1.70	$1.10
Term, in years	3.11	4.43	4.57
Volatility	111.0%	82.0%	81.0%
Risk-free rate	3.55%	3.55%	3.55%
Dividend yield	0.0%	0.0%	0.0%
Call option value	$0.23	$0.48	$0.57

Private Warrants
December 31,
2023
Equity value	$2.04
Exercise price	$11.50
Term, in years	3.86
Volatility	76.0%
Risk-free rate	3.90%
Dividend yield	0.0%
Call option value	$0.42

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock to Aardvark, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 9.3%. As of September 30, 2024 and December 31, 2023, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

5. Balance Sheet Components

Investments

Convertible Promissory Note

On August 9, 2024, Denali Capital Acquisition Corp. (“Denali”) issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $180,000 to the Company. The Convertible Promissory Note was issued with an initial principal balance of $15,063.74, with the remaining $164,936.26 drawable at Denali’s request and upon the consent of the Company prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of Denali’s initial business combination or (ii) the date of the liquidation of Denali. Any future drawdowns of the remaining $164,936.26 principal amount available under the Convertible Promissory Note are expected to fund future one-month extensions as necessary to provide additional time for Denali to complete a business combination. At the option of the Company, upon consummation of an initial business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of Denali, at a conversion price of $10.00 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the private placement shares that were issued to Denali Capital Global Investments, LLC in connection with Denali’s initial public offering (the “IPO”). In the event that Denali does not consummate an initial business combination, the Convertible Promissory Note will be repaid only from funds held outside of the trust account established in connection with the IPO or will be forfeited, eliminated or otherwise forgiven. No interest shall accrue on the unpaid principal balance of the Convertible Promissory Note. As of September 30, 2024, the balance of the Convertible Promissory Note was $30.1 thousand as a result of an additional draw after the initial amount.

Semnur Merger Agreement and Sponsor Interest Purchase Agreement

On August 30, 2024, Semnur entered into an agreement and plan of merger (the “Semnur Merger Agreement”) with Denali and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”).

The Semnur Merger Agreement provides that, among other things, (i) on the terms and subject to the conditions set forth therein, Denali Merger Sub will merge with and into Semnur, with Semnur surviving as a wholly owned subsidiary of Denali (the “Semnur Merger”), and (ii) prior to the closing of the Semnur Merger, Denali will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended (the “DGCL”), and de-register in the Cayman Islands in accordance with Section 206 of the Cayman Companies Act (the “Domestication”). Upon the closing of the Semnur Merger, it is anticipated that Denali will change its name to “Semnur Pharmaceuticals, Inc.” (“New Semnur”). Shares of Denali common stock following the Domestication are hereinafter referred to as "New Semnur Common Shares". Shares of Denali Series A preferred stock following the Domestication are hereinafter referred to as “New Semnur Preferred Shares”. Warrants to purchase New Semnur Common Shares following the Domestication are hereinafter referred to as “New Semnur Warrants”.

In accordance with the terms and subject to the conditions of the Semnur Merger Agreement, following the Domestication and at the effective time of the Semnur Merger (the “Effective Time”): (i) each share of common stock, par value $0.00001 per share (the “Semnur Common Stock”), of Semnur, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, a number of New Semnur Common Shares equal to the Exchange Ratio (as defined in the Semnur Merger Agreement); (ii) each share of Series A preferred stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, (a) one New Semnur Preferred Share and (b) one-tenth of one New Semnur Common Share, and (iii) subject to Denali’s receipt of the Option Exchange Approval (as defined in the Semnur Merger Agreement), each option to purchase a share of Semnur Common Stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio. For purposes of the Semnur Merger Agreement, Semnur’s equity value is $2,500,000,000.

In connection with the execution and delivery of the Semnur Merger Agreement, Denali Capital Global Investments LLC, a Cayman Islands limited liability company (the “Sponsor”) and the Company entered into a Sponsor Interest Purchase Agreement (the “SIPA”) dated August 30, 2024 (the “Signing Date”). Pursuant to the SIPA, the Company agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share (the “Purchased Interests”), of Denali that are currently held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 300,000 shares of Common Stock. Pursuant to the SIPA, the Company has paid the Cash Consideration on the Signing Date and has agreed to issue Common Stock to the Sponsor contingent upon and following the occurrence of the Effective Time. The Company accounted for this promise to issue shares at a future date as an equity classified instrument as it is indexed to the Company’s own stock and meets the conditions to be classified in equity under FASB ASC 815, Derivatives and Hedging. The Purchased Interests will convert automatically, on a one-for-one basis, into one New Semnur Common Share at the effective time of the Domestication pursuant to the terms of the Semnur Merger Agreement. The Company determined it does not have significant influence over Denali and accounted for the Purchased Interests as equity securities at the transaction price which consists of the $2,000,000 paid by the Company to the Sponsor and the value of the 300,000 shares of the Common Stock at the closing price of $1.15 per share on the Signing Date for a total of $2.3 million. The Company elected to subsequently measure the investment at cost less any impairment. As of September 30, 2024, the Company’s investment in the Purchased Interests had a balance of $2.3 million. No impairment loss was recognized during the three and nine months ended September 30, 2024.

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Construction in progress	$689	$689
Furniture	5	5
Computers and equipment	9	36
Leasehold improvements	50	50
Property and equipment, gross	753	780
Less: Accumulated depreciation	(42)	(58)
Property and equipment, net	$711	$722

The Company recognized depreciation expense of $4.0 thousand and $12.0 thousand for the three months ended September 30, 2024 and 2023, respectively, and $12.0 thousand and $32.0 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued professional service fees	$6,117	$2,029
Accrued sales and marketing costs	1,704	1,601
Accrued tax payable	1,351	1,452
Accrued others	346	280
Accrued research and development costs	153	1,546
Accrued litigation expenses	—	500
Accrued expenses	$9,671	$7,408

6. Goodwill and Intangible Assets

As of September 30, 2024 and December 31, 2023, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the nine months ended September 30, 2024 and 2023.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives, ranging from 7.1 to 13.3 years. A summary of the Company’s identifiable intangible assets as of September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$17,226	$15,404
Acquired technology	21,940	8,777	13,163
Acquired licenses	5,711	824	4,887
Assembled workforce	500	500	—
Total intangible assets	$60,781	$27,327	$33,454

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$15,591	$17,039
Acquired technology	21,940	7,679	14,261
Acquired licenses	5,711	551	5,160
Assembled workforce	500	475	25
Total intangible assets	$60,781	$24,296	$36,485

As of September 30, 2024, the weighted average remaining life for identifiable intangible assets was 8.7 years. Aggregate amortization expense was $1.0 million and $3.0 million for the three and nine months ended September 30, 2024. Aggregate amortization expense was $1.0 million and $3.1 million for the three and nine months ended September 30, 2023, respectively.

Estimated future amortization expense related to intangible assets as of September 30, 2024 is as follows (in thousands):

Amount
2024 (remainder of 2024)	$1,000
2025	4,006
2026	4,006
2027	4,006
2028	4,006
Thereafter	16,430
Total	$33,454

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

The Company elected the fair value option for the Convertible Debentures and recorded the changes in fair value within the consolidated statements of operations at the end of each reporting period. Pursuant to the Yorkville SPA, the Company issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023 for $14.4 million in net cash proceeds. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debentures issued to Yorkville, resulting in the issuance of 632,431 shares of Common Stock at a conversion price of $8.00 per share and reducing the outstanding Convertible Debentures balance by $7.7 million. The Company repaid the remaining $4.4 million of Convertible Debentures during the first quarter of 2024. Interest expense related to the Convertible Debentures and included in the changes in fair value was nil and $35 thousand for the three and nine months ended September 30, 2024, respectively. Interest expense related to the Convertible Debentures and included in the changes in fair value was $252 thousand and $540 thousand for the three and nine months ended September 30, 2023, respectively.

The following table provides a summary of the changes in the balance and the estimated fair value of the Convertible Debentures (in thousands):

September 30,
2024
Ending Balance as of December 31, 2023	$4,340
Repayment of Convertible Debentures	(4,375)
Change in fair value of Convertible Debentures	35
Ending Balance as of September 30, 2024	$—

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

Under the terms of the eCapital Credit Agreement, interest would accrue daily on the principal amount outstanding at a rate per annum equal to the Wall Street Journal Prime Rate plus 1.5%, based on a year consisting of 360 days, and which should be payable by Scilex Pharma monthly in arrears, commencing July 1, 2023. The eCapital Credit Agreement provided for an early termination fee of 0.5% of the Facility Cap if Scilex Pharma voluntarily prepaid and terminated in full the Revolving Facility prior to the first anniversary of the closing of the Revolving Facility.

In connection with the eCapital Credit Agreement, Scilex Pharma and the Lender entered into blocked account control agreements with respect to Scilex Pharma’s collections and eCapital Credit Agreement funding accounts, which permitted the Lender to sweep all funds in the collections account to an account of the Lender for application to the outstanding amounts under the Revolving Facility, and to exercise customary secured party remedies with respect to the eCapital Credit Agreement funding account. All indebtedness incurred and outstanding under the eCapital Credit Agreement would be due and payable in full on July 1, 2026, unless the eCapital Credit Agreement was earlier terminated.

The eCapital Credit Agreement contained a financial covenant requiring Scilex Pharma to maintain cash on hand of at least $1.0 million at all times. Scilex Pharma’s obligations under the eCapital Credit Agreement were secured by a continuing security interest in Scilex Pharma’s accounts receivable, arising from customers in the ordinary course of business. The eCapital Credit Agreement contained customary events of default and also provided that an event of default included a change of control of Scilex Pharma and the failure by the Company to issue at least $75.0 million of debt or equity by September 30, 2023, which condition was satisfied by the issuance of the Oramed Note. As of September 30, 2024 and December 31, 2023, Scilex Pharma had an outstanding balance of $14.3 million and $17.0 million, respectively, under the Revolving Facility, which was classified as a long-term liability in the unaudited condensed consolidated balance sheets.

On September 21, 2023, Scilex Pharma signed a subordination agreement (the “Subordination Agreement”) with the Lender and Acquiom Agency Services LLC (the “Agent”). Pursuant to the Subordination Agreement, the rights and interests of the Lender under the eCapital Credit Agreement would be secured by first priority liens on the ABL Priority Collateral (as defined therein). The ABL Priority Collateral consisted of all of the Company’s properties identified in the description of collateral in the UCC-1 Financing Statement filed with the Delaware Secretary of State on June 27, 2023. The Agent’s rights and interests under the Subsidiary Guarantee, dated as of September 21, 2023, entered into by the Company and each of its subsidiaries with Oramed and the Agent (the “Subsidiary Guarantee”), would be secured by first priority liens on certain other collateral and second priority liens on the ABL Priority Collateral. The Subordination Agreement also included other standard interlender terms and requires that the Facility Cap (as defined therein) shall not exceed $30.0 million.

On October 8, 2024, Scilex Pharma paid off the outstanding amount of all obligations and indebtedness of Scilex Pharma owing to the Lender under the eCapital Credit Agreement. Accordingly, the eCapital Credit Agreement, the related Loan Documents (as defined in the eCapital Credit Agreement) and the Subordination Agreement were terminated, canceled and are of no further force and effect.

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

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. As of September 30, 2024, the fair value of the Oramed Note was $69.9 million, which is classified as a current liability in the unaudited condensed consolidated balance sheet.

On September 20, 2024, the Company and Oramed entered into a Letter Agreement (the “Oramed Letter Agreement”), pursuant to which the Company agreed to pay to Oramed $2,000,000 (the “Specified September Payment”) on September 23, 2024, which payment was applied as follows: (i) $1,700,000 was applied to the amortization payment due under the Oramed Note on the March 21, 2025 (the “Maturity Date”) and (y) $300,000 to purchase an aggregate of 4,000,000 SPAC Warrants (as defined below) owned by Oramed.

The parties further agreed, upon receipt of the Specified September Payment by Oramed, (i) that notwithstanding the minimum Liquidity (as defined therein) requirements set forth in Section 7(b)(x) of the Oramed Note, the Company and its Subsidiaries (as defined therein) shall be required to maintain the following minimum liquidity during the specified time periods instead: from and after September 19, 2024 until the Maturity Date, $0, and (ii) to extend the due date of the $20,000,000 amortization payment from September 23, 2024 to September 30, 2024. Oramed further agreed to extend such due date to October 8, 2024, on which date a consent and amendment letter was signed with Oramed (“Oramed Consent and Amendment”) under which: (i) the Company made a payment of $12,500,000 to Oramed in lieu of the payment due on September 23, 2024, using the proceeds from the issuance of the Tranche B Notes (as defined and described in Note 13 “Subsequent Events” below), and (ii) the remaining payments under the Oramed Note were amended as follows: installment payment of $15,000,000 payable on December 21, 2024, and the remaining principal balance, accrued interest and fees payable on the Maturity Date.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

September 30,
2024
Ending Balance as of December 31, 2023	$104,089
Repayment of Oramed Note	$(36,700)
Change in fair value of Oramed Note – recorded in the unaudited condensed consolidated statements of operations	7,568
Change in fair value of Oramed Note – due to instrument-specific credit risk recorded as a component of other comprehensive income	(5,011)
Ending Balance as of September 30, 2024	$69,946

Commitment Letter

On June 11, 2024, the Company entered into the Commitment Letter with FSF Lender, pursuant to which FSF Lender committed to provide the Company the FSF Loan in the aggregate amount of $100.0 million. The Commitment Amount should be payable as follows: (i) $85.0 million no later than the Outside Date, which is 70 days following the date on which the Company received the FSF Deposit and (ii) the remaining $15.0 million within 60 days following the Initial Closing.

Pursuant to the Commitment Letter, FSF Lender provided the Company a non-refundable FSF Deposit in immediately available funds in the aggregate principal amount of $10.0 million on the Deposit Date, which amount would be creditable towards the $85.0 million required to be funded by FSF Lender at the Initial Closing. The Company received the FSF Deposit on June 18, 2024 and issued to FSF Lender the Deposit Warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction), with an exercise price of $1.20 per share. The Deposit Warrant was immediately exercisable and would expire five years from the date of issuance. If the Initial Closing did not occur on or prior to the Outside Date, the FSF Deposit should automatically convert into an unsecured loan on the first day after the Outside Date. Within five days after such automatic conversion occurs, the Company should issue a promissory note (the “Unsecured Promissory Note”) to FSF Lender to evidence such unsecured loan, which note should be unsecured, had a maturity date of five years after the date of the Unsecured Promissory Note and was prepayable without premium or penalty. The Unsecured Promissory Note should bear interest, payable quarterly in arrears, in an amount equal to the Unsecured Applicable Interest Amount (as defined in the Commitment Letter) for such period based on the actual number of days elapsed while principal is outstanding.

It was contemplated by the Commitment Letter that the Company and FSF Lender would enter into definitive documents with respect to the FSF Loan on terms to be mutually agreed in good faith. If such definitive documents were entered into on or before the Outside Date, the Company agreed to issue to FSF Lender (i) at the Initial Closing, a warrant to purchase up to an aggregate of 24,375,000 shares (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) of Common Stock (the “Initial Closing Warrant”), and (ii) at the Second Closing, a warrant to purchase up to an aggregate of 4,875,000 shares (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) of Common Stock (the “Second Closing Warrant”), each to have an exercise price of $1.20 per share. The Initial Closing Warrant and the Second Closing Warrant would expire five years from the date of issuance. To evidence the FSF Loan, the Company agreed to issue to FSF Lender a Senior Secured Promissory Note (the “Secured Promissory Note”), which shall have a maturity date of five years after the date of issuance. The Secured Promissory Note shall bear interest, payable quarterly in arrears, in an amount equal to the Secured Applicable Interest Amount (as defined in the Commitment Letter) for such period, based on the actual number of days elapsed, while principal is outstanding, subject to certain conditions.

At issuance, the Company concluded that certain features of the FSF Deposit would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. The Company also concluded that the Deposit Warrant is not a freestanding instrument under ASC 480 and is embedded in the FSF Deposit and as such is part of the fair value measurement of the FSF Deposit. As of September 30, 2024, the fair value of the FSF Deposit was $14.7 million, which is classified as a current liability in the unaudited condensed consolidated balance sheet. Interest expense related to the FSF Deposit and included in the changes in fair value was $0.1 million for the three and nine months ended September 30, 2024.

In connection with the transactions contemplated by the Commitment Letter, the Company also entered into an agreement with FSF Lender and the FSF Lender’s strategic consultant, IVI 66766 LLC (“IVI”), dated July 16, 2024, pursuant to which the Company agreed to reimburse the actual, reasonable and documented consulting fees incurred by FSF Lender in connection with the preparation, negotiation and execution of the Commitment Letter and the definitive documents with respect to the transactions contemplated thereby, which fees were satisfied in full by the Company issuing to IVI a warrant to purchase up to an aggregate of 250,000 shares of Common Stock (the “Fee Warrant”) on July 16, 2024, with an exercise price of $1.20 per share. Subject to certain ownership limitations, the Fee Warrant is immediately exercisable and will expire five years from the date of issuance. The Company accounted for the Fee Warrant as an equity classified instrument and recognized the Fee Warrant in additional paid-in capital in the Company’s consolidated balance sheets. The fair value of the Fee Warrant as of the date of issuance was $0.3 million.

On September 17, 2024, the Company entered into the Satisfaction Agreement with FSF Lender and Endeavor, pursuant to which the remaining obligations in respect of the FSF Deposit shall be fully satisfied by the Company’s delivery of 28,000 cartons of ZTlido to Endeavor, which delivery shall occur no later than December 31, 2024. Upon satisfaction of such remaining obligations, the Commitment Letter shall be terminated and of no further force or effect and neither FSF Lender nor the Company shall have any further liability or obligations thereunder. In consideration of Endeavor assuming the payment obligation of the Company in respect of the FSF Deposit, Endeavor will not be responsible for making any payment to the Company for (i) the product already delivered as of the date of such agreement in an amount of approximately $13.2 million and (ii) the Additional Product. Pursuant to the terms of the Satisfaction Agreement, if the Company fails to fully deliver the Additional Product by December 31, 2024, the Company shall be liable to Endeavor for liquidated damages in the amount of $20,000,000. In November 2024, the Company delivered the Additional Product to Endeavor and fully satisfied the remaining obligations in respect of the FSF Deposit.

The following table provides a summary of the changes in the balance and the estimated fair value of the FSF Deposit (in thousands):

September 30,
2024
Beginning Balance as of June 11, 2024	$10,000
Change in fair value of FSF Deposit	4,690
Ending Balance as of September 30, 2024	$14,690

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

The Company issued four Subsequent Penny Warrants (together with the Closing Penny Warrant, the “Oramed Warrants”), each for 2,125,000 shares of Common Stock, one of which shall vest and become exercisable on the date that is the later of (i) each of March 19, 2024 (the CS-2 Warrant), June 17, 2024 (the CS-3 Warrant), September 15, 2024 (the CS-4 Warrant) or December 14, 2024 (the CS-5 Warrant) (each, the “Subsequent Penny Warrant Vesting Date”) and (ii) the earliest of (A) March 14, 2025, (B) the date on which the Oramed Note has been repaid in full and (C) the Management Sale Trigger Date (as defined therein), if any. Each Subsequent Penny Warrant will expire on the date that is the fifth anniversary of the issuance date; provided that, if the Oramed Note is repaid in full prior to the Subsequent Penny Warrant Vesting Date applicable to such Subsequent Penny Warrant, such Subsequent Penny Warrant will expire on the date the Oramed Note is repaid in full.

Pursuant to the Letter Agreement the Company entered into with Oramed, dated as of August 30, 2024, the parties agreed that: (i) the CS-4 Warrant shall fully vest on August 30, 2024 and (ii) Oramed may immediately exercise the Oramed Warrants with respect to up to 5,437,500 shares of Common Stock. Pursuant to an additional Letter Agreement the Company entered into with Oramed, dated as of September 20, 2024, the parties agreed that Oramed may immediately exercise the CS-5 Warrant with respect to up to 1,062,500 shares of Common Stock.

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

During the year ended December 31, 2023, the SPAC Warrants held by Sorrento were repurchased, and certain of such warrants transferred to Oramed, as a result of the Sorrento SPA (refer to Note 8). On September 20, 2024, the Company repurchased 4,000,000 of the SPAC Warrants held by Oramed (refer to Note 7). Following the repurchase, these warrants were cancelled.

As of September 30, 2024 and December 31, 2023, there were 5,467,692 and 6,854,309 Public Warrants outstanding, respectively.

As of September 30, 2024 and December 31, 2023, there were 1,000,000 and 3,613,383 Private Warrants outstanding, respectively.

Preferred Stock

As of September 30, 2024 and December 31, 2023, there were 29,057,097 shares of Preferred Stock outstanding. On September 21, 2023, the Preferred Stock was repurchased and derecognized for accounting purposes. The Preferred Stock is currently held as collateral for the Oramed Note.

Treasury Stock

As of September 30, 2024 and December 31, 2023, there were 60,068,585 shares of Treasury Stock.

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

In connection with the execution of the Original Purchase Agreement, the Company issued to Yorkville 250,000 shares of Common Stock. During the nine months ended September 30, 2024, the Company sold 96,982 shares of Common Stock pursuant to the A&R Yorkville Purchase Agreement for aggregate net proceeds of $0.2 million. On, and effective as of, March 25, 2024, the Company and Yorkville mutually agreed to terminate the A&R Yorkville Purchase Agreement.

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

In connection with the execution of the B. Riley Purchase Agreement, the Company issued to B. Riley 250,000 shares of Common Stock. During the nine months ended September 30, 2024, the Company did not sell any shares of Common Stock pursuant to the B. Riley Purchase Agreement. On, and effective as of, February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

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

As of September 30, 2024, the Company sold 92,295 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

Underwriting Agreement

On February 29, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC (“StockBlock”), acting as representatives of the underwriters, to sell, in an underwritten offering (the “Bought Deal Offering”), 5,882,353 shares of Common Stock (the “Firm Shares”) and accompanying common warrants to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Firm Warrants”). The securities in the Bought Deal Offering were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024, and a final prospectus supplement dated February 29, 2024.

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

The Company accounted for the Firm Warrants as a liability classified instrument (see Note 4) and the Representative Warrants as an equity classified instrument. The Representative Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheet. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company’s consolidated statement of operations. The fair value of Representative Warrants as of the date of issuance was $0.3 million.

There were 264,500 and 314,200 Firm Warrants exercised for total net proceeds of approximately $0.4 million and $0.5 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, there were 5,568,153 Firm Warrants and 470,588 Representative Warrants outstanding.

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

StockBlock and its affiliate, Rodman & Renshaw LLC, acted as exclusive placement agents (the “Placement Agents”) in connection with the Registered Direct Offering. As compensation for such placement agent services, the Company paid the Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by the Company from the Registered Direct Offering. The Company also reimbursed the Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. The Company has also agreed to issue to the Placement Agents or their respective designees common warrants, substantially in the form of the RDO Common Warrants, to purchase up to 1,200,000 shares of Common Stock (the “Placement Agent Warrants”), representing up to 8.0% of the total number of the RDO Shares issued in the Registered Direct Offering. The Placement Agent Warrants have an exercise price of $1.25 per share (which represents 125% of the combined offering price per share of Common Stock and the RDO Common Warrant sold in the Registered Direct Offering), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the Registered Direct Offering.

The Company accounted for the RDO Common Warrants as a liability classified instrument (see Note 4) and the Placement Agent Warrants as an equity classified instrument. The Placement Agent Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's consolidated statement of operations. The fair value of Placement Agent Warrants as the date of issuance was $0.6 million.

As of September 30, 2024, there were 15,000,000 RDO Common Warrants and 1,200,000 Placement Agent Warrants outstanding.

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

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). As of September 30, 2024, a total of 20,129,644 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan, which number of shares accounts for the automatic annual increase on January 1, 2024 pursuant to the Equity Incentive Plan.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 1,400,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the nine months ended September 30, 2024.

As of September 30, 2024, options to purchase 34,361,475 shares of Common Stock were outstanding under all equity incentive plans.

The following table summarizes stock option activity during the nine months ended September 30, 2024 (in thousands, except for per share amounts and contractual life):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	33,124	$4.38	7.5	$7,459
Granted	1,867	$1.04
Exercised	(154)	$1.48
Forfeited/cancelled	(476)	$6.85
Outstanding as of September 30, 2024	34,361	$4.17	6.7	$224
Exercisable as of September 30, 2024	22,652	$3.33	5.8	$200

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options granted during the nine months ended September 30, 2024 was $0.81 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2024 was $19.2 thousand.

Total stock-based compensation recorded within operating expenses was $3.7 million and $3.5 million for the three months ended September 30, 2024 and 2023, respectively and $10.9 million and $10.8 million for the nine months ended September 30, 2024 and 2023, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of September 30, 2024 were $31.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

On October 17, 2022, the Board adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of September 30, 2024, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 4,476,601, which was increased from 2,875,759 shares as a result of automatic annual increase on January 1, 2024.

Total stock-based compensation recorded as operating expense for the ESPP was $74.2 thousand and $196.3 thousand for the three and nine months ended September 30, 2024, respectively and nil for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there were 167,369 shares of Common Stock issued under the ESPP.

Valuation Assumptions

The Company calculates the fair value of stock options granted to employees and nonemployees and shares issued under ESPP using the Black-Scholes option pricing method. The Black-Scholes option pricing method requires the use of subjective assumptions.

The following assumptions were used in the Black-Scholes option pricing model to estimate stock-based compensation on the date of grant for stock options granted and ESPP shares issued:

Nine Months Ended September 30, 2024
Stock options:
Expected dividend yield	0.00%
Expected volatility	72% - 97%
Risk-free interest rate	3.79% - 4.44%
Term of options (in years)	5.5 - 6.3
Employee stock purchase plan:
Expected dividend yield	0.00%
Expected volatility	129.30%
Risk-free interest rate	5.39%
Expected life (in years)	0.50

Semnur 2024 Stock Option Plan

Concurrent with the signing of the Semnur Merger Agreement, the Board, the Company (as the sole stockholder of Semnur) and the Board of Directors of Semnur approved the 2024 Stock Option Plan (“Semnur 2024 Plan”). Under the Semnur 2024 Plan, 40,000,000 shares of Semnur Common Stock were reserved for future issuance and Nonstatutory Stock Options (“NSOs”) to purchase the same amount of Semnur Common Stock were granted to certain executive officers of Semnur. The NSOs were granted on August 30, 2024 and expire on August 30, 2034. No expense was recorded in connection with the NSOs as of September 30, 2024, as until the date on which all payments and all obligations under the Oramed Note have been paid in full in cash, such options will not be or become exercisable, eligible for exchange, redemption or repurchase, eligible to participate in any dividends or distributions or have any voting rights in respect of the Company or any of its current or future subsidiaries of the Company, and following the closing of the transactions contemplated by the Semnur Merger Agreement, the Company, Denali or any of their respective current and future subsidiaries, successors and assigns.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.5 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Retainer Shares

On February 13, 2023, the Company entered into a Stock Issuance Agreement (the “2023 SIA”) with a law firm for the provision of legal services to the Company. Under the 2023 SIA, the Company issued 4,000,000 shares of Common Stock to the law firm. On July 1, 2024, the Company entered into another Stock Issuance Agreement (the “2024 SIA”) with the same law firm for the provision of legal services to the Company. Under the 2024 SIA, the Company issued 10,000,000 shares of Common Stock to the same law firm. All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company (the “Retainer Shares”). At the option of the law firm, the Retainer Shares may be sold and the net proceeds may be applied against the outstanding legal fees. The Retainer

Shares not applied against the outstanding legal fees due will be returned to the Company. As of September 30, 2024, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Scilex Pharma made royalty payments in the amount of $2.8 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $7.2 million and $5.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, Scilex Pharma had ending balances of accrued royalty payables of $2.2 million and $2.4 million, respectively. Total royalty expense recorded within cost of revenue was $2.2 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and $6.9 million and $6.1 million for the nine months ended September 30, 2024 and 2023, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon 6-month written notice.

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

Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc. Litigation

On February 23, 2021, the Company filed an action (the “OTC Action”) in the U.S. District Court for the Northern District of California against Sanofi-Aventis U.S. LLC and Hisamitsu America, Inc., two manufacturers of over-the-counter (“OTC”) lidocaine patch products, alleging, among other things, false and deceptive advertising and unfair competition under the Lanham Act and California state laws by those companies regarding their respective OTC patch products (the “Sanofi-Aventis & Hisamitsu Litigation”). This lawsuit sought, among other relief, damages and an injunction enjoining the defendants from continuing to make false or misleading statements of fact about their respective OTC lidocaine patch products. The defendants filed motions to dismiss, which narrowed slightly the Company’s claims, but which motions the court largely rejected. Discovery proceeded. On January 26 and February 2, 2024, Scilex Pharma entered into two separate settlement agreements and mutual releases with the two manufacturers that resolved the OTC Action. The terms of those agreements are confidential.

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, the Company and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, the Company and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to the Company to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024 which payment has been made on July 8, 2024; and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm, (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). The Company and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect its claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. The court has requested additional oral argument on the topic of remedies against Mr. Mack, which argument occurred on November 15, 2024. The parties are awaiting a final judgment from the court.

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex and Aveva were subject to an automatic 30-month stay preventing them from selling a generic version of ZTlido during that time, which was extinguished by the U.S. District Court decision described below. However, to our knowledge, Aveva has not received FDA approval for any generic version of ZTlido. The two Apotex entities were dismissed from the litigation without prejudice, as they no longer had an interest in the generic product that Aveva seeks to market. Before trial, Aveva dropped its challenge to the validity and enforceability of the Company’s patents. Trial in the ZTlido Patent Litigation was held from July 8, 2024 to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case was submitted to the U.S. District Court for the Southern District of Florida. On August 26, 2024, that court issued a decision finding that Aveva’s product does not infringe the Company’s ZTlido Patents. The Company is appealing that decision to the U.S. Court of Appeals for the Federal Circuit, and it filed a Notice of Appeal with the U.S. District Court for the Southern District of Florida on September 25, 2024.

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

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of September 30, 2024, the Company’s leases have remaining lease terms of approximately 3.0 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that are not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the right-of-use (“ROU”) assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of September 30, 2024, the Company has no finance leases.

In April 2023, the Company modified the lease term for its principal executive offices located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027. As a result of the modification, the Company recognized additional ROU assets and corresponding lease liabilities of $2.5 million.

Lease expense was $0.3 million for each of the three months ended September 30, 2024 and 2023, and $0.8 million for each of the nine months ended September 30, 2024 and 2023. The lease expense included variable lease costs, sublease income and impairment, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(259)	$(744)
Weighted average remaining lease term in years — operating leases	3.0	3.9
Weighted average discount rate — operating leases	11.0%	11.1%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2024 (Remainder of 2024)	$227
2025	916
2026	944
2027	724
Total lease payments	2,811
Less imputed interest	(409)
Total lease liabilities	2,402
Less current portion of lease liability	688
Lease liability, net of current portion	$1,714

12. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2024 and 2023 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(4,388)	$(35,529)	$(66,347)	$(92,931)
Premium on redemption of Preferred Stock	—	(52,645)	—	(52,645)
Net loss for basic and diluted loss per share available to common stockholders	$(4,388)	$(88,174)	$(66,347)	$(145,576)
Weighted average number of shares outstanding	117,717	139,808	109,649	141,358
Weighted average common stock warrants exercisable for nominal consideration	9,247	—	8,917	—
Weighted average number of shares, basic and diluted	126,964	139,808	118,566	141,358
Loss per share
Basic and Diluted	$(0.03)	$(0.63)	$(0.56)	$(1.03)

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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,	December 31,
	2024	2023
Stock options	34,361,475	33,123,798
Public Warrants	5,467,692	6,854,309
Firm Warrants	5,568,153	—
RDO Common Warrants	15,000,000	—
Placement Agent Warrants	1,200,000	—
Deposit Warrant	3,250,000	—
Fee Warrant	250,000	—
Retainer Shares	14,000,000	4,000,000
Private Warrants	1,000,000	3,613,383
Representative Warrants	470,588	—
Shares issuable pursuant to ESPP	183,546	29,806
Shares issuable under Sponsor Interest Purchase Agreement	300,000	—
Convertible Debentures	—	546,921
Total	81,051,454	48,168,217

13. Subsequent Events

Issuance of Tranche B Notes

On October 7, 2024, the Company entered into a securities purchase agreement (the “Tranche B Securities Purchase Agreement”) with certain institutional investors (collectively, “Investor”) and Oramed (together with the Investor, the “Tranche B Noteholders”), to refinance a portion of the Oramed Note and pay off certain other indebtedness of the Company. Pursuant to the Tranche B Securities Purchase Agreement, the Company agreed to issue and sell, in a registered offering by the Company directly to the Tranche B Noteholders: (i) a new tranche B of senior secured convertible notes of the Company in the aggregate principal amount of $50,000,000 (the “Tranche B Notes”), which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a conversion price equal to $1.09 per share (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December RDO (as defined below) in accordance with the terms of such notes) and (ii) warrants (the “October Common Warrants”) to purchase up to 7,500,000 shares of Common Stock directly to the Tranche B Noteholders. The Company has received in exchange for the issuance of the Tranche B Notes to Investor an aggregate amount in cash of $22,500,000, excluding fees and expenses payable by the Company. The Company has received from Oramed in consideration for the Tranche B Notes issued to Oramed an exchange and reduction of the principal balance under the Oramed Note of $22,500,000.

The October Common Warrants are immediately exercisable for cash at an exercise price equal to $1.09 per share of Common Stock (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December RDO (as defined below) in accordance with the terms of such warrants) and will expire five years from the issuance date. The October Common Warrants issued to Investor are initially exercisable for 3,750,000 shares of Common Stock in the aggregate. The October Common Warrants issued to Oramed are initially exercisable for 3,750,000 shares of Common Stock.

Pursuant to the terms and conditions contained in the Tranche B Securities Purchase Agreement, the Company also agreed to reimburse Investor for all reasonable costs and expenses incurred by it or its affiliates in connection with the Tranche B Securities Purchase Agreement, the Tranche B Notes, the October Common Warrants, the Royalty Purchase Agreement (as defined below) and certain other transaction documents, and an aggregate amount of $950,000 non-accountable legal fees of outside counsel and special finance and collateral counsel, which shall be withheld by Investor from its purchase price at the closing of the transaction, less $20,000 previously paid by the Company. The Company shall also be responsible for the payment of a $2,000,000 fee to the placement agent in addition to the payment of any placement agent’s reasonable fees, financial advisory fees relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement. In addition, in conjunction with and pursuant to the Letter Agreement (as defined below), the Company is also responsible for the payment of legal fees of outside counsel for Oramed relating to or arising out of the transactions contemplated hereby and the payment date extensions described under the Letter Agreement (as defined below). The Company shall also be responsible for the payment of any fees of the Agent and the legal fees incurred thereby relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement.

In connection with the offering of the Tranche B Notes, the Company issued to StockBlock and its affiliate, Rodman & Renshaw LLC (the “Placement Agents”) or their respective designees, (i) 2,197,802 shares of Common Stock (the “Placement Agent Shares”) and (ii) Placement Agent Warrants to purchase up to 3,669,724 shares of Common Stock (the “October Placement Agent Warrants”). The Placement Agent Shares are subject to a 120-day lock-up; provided that if the Common Stock is trading at a price per share that is 10% above the $1.09 per share conversion price of the Tranche B Notes during such 120-day period, then the Placement Agents (together) shall be permitted to sell up to 8% of the trading volume of the Common Stock per day. In addition, during such 120-day period, the Placement Agents (whether directly or indirectly through their respective affiliates) shall be prohibited from hedging, pledging or similar transactions and from short-selling the Company’s securities, subject to certain exceptions. The October Placement Agent Warrants will have the same terms as the October Common Warrants, except that the Placement Agents have agreed not to exercise the October Placement Agent Warrants for a period of 180 days following the date of issuance.

In connection with the closing of the transactions contemplated by the Tranche B Securities Purchase Agreement, on October 8, 2024, the Company and Scilex Pharma entered into a Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with certain institutional investors (collectively, the “Royalty Investors”) and Oramed (together with the Royalty Investors, the “RPA Purchasers”). Pursuant to the Royalty Purchase Agreement, Scilex Pharma sold to the RPA Purchasers the right to receive 8% of all aggregate net sales worldwide (the “Purchased Receivables”) with respect to ZTlido, SP-103 and any related, improved, successor, replacement or varying dosage forms of the foregoing.

In full consideration for the sale, transfer, conveyance and granting of the Purchased Receivables, and subject to the terms and conditions set forth in the Royalty Purchase Agreement, the aggregate purchase price for the Purchased Receivables was $5,000,000 (net of expenses of the RPA Purchasers). The Royalty Investors paid to Scilex Pharma an aggregate amount equal to $2,500,000 minus the expenses of the Royalty Investors, and Oramed paid to Scilex Pharma an amount equal to $2,500,000 minus Oramed’s expenses (collectively, the amount so paid by the RPA Purchasers, the “RPA Closing Payment”). Oramed’s portion of the purchase price was paid by exchanging a portion of the outstanding principal balance under the Oramed Note equivalent to its portion of the RPA Closing Payment, which amount extinguished and reduced $2,500,000 of the outstanding balance under the Oramed Note.

The total net proceeds from the Tranche B Securities Purchase Agreement and Royalty Purchase Agreement were approximately $20,800,000, after deducting the placement agents’ fees and other offering expenses payable by the Company. The Company used the net proceeds for repayment and satisfaction of $12,500,000 of the outstanding balance under the Oramed Note, payoff of the Revolving Facility with eCapital Healthcare Corp., satisfaction of certain costs, fees and expenses of the purchasers of the notes and the collateral agent, and the remaining proceeds for working capital and general corporate purposes of the Company.

Declaration of Preferred Stock Dividend

On October 27, 2024, the Board declared a stock dividend (the “Dividend”) consisting of an aggregate of 5,000,000 shares (the “Dividend Stock”) of Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share, of the Company to record holders of the following Company securities as of the close of business on November 7, 2024 (the “Record Date”): (i) the Common Stock (such record holders, the “Record Common Holders”), (ii) certain warrants to purchase shares of Common Stock that have not been exercised prior to the Record Date (and which have the right to participate in the Dividend pursuant to the terms of their respective warrants, other than, for the avoidance of doubt any warrants to purchase shares of Common Stock with an exercise price of $11.50 per share, and any other warrants that by their terms have not vested and are therefore not entitled to participate in the Dividend) (such warrants, the “Participating Warrants” and such record holders, the “Record Warrant Holders”), (iii) Tranche B Notes issued by the Company (such notes, the “Participating Notes” and such record holders, the “Record Note Holders”), and (iv) the Company’s Preferred Stock ( such record holder, the “Record Preferred Holder” and together with the Record Common Holders, the Record Warrant Holders, and the Record Note Holders, the “Record Holders”). On December 30, 2024, the Company announced a change in the Record Date for the Dividend from November 7, 2024 to January 28, 2025.

Subject to the Board’s right to change the Record Date and conditioned upon the effectiveness of the filing of the Certificate of Designation (as defined below) with the Secretary of State of the State of Delaware, the Dividend (unless otherwise determined by the Board) shall be paid on such date to be determined by subsequent resolutions of the Board, which payment date shall be within 60 days following the Record Date (i.e., by March 29, 2025) (such date as determined by the Board, the “Payment Date”) and shall be apportioned on a pro rata basis among the Record Holders in accordance with each Record Holder’s ownership percentage of Common Stock (assuming the full exercise of all Participating Warrants to purchase shares of Common Stock held by the Record Warrant Holders, the conversion of all Participating Notes held by the Record Note Holders and deemed conversion of all outstanding Preferred Stock held by the Record Preferred Holder) as of the Record Date as set forth in the records of the Company’s transfer agent (with respect to the Record Common Holders and Record Preferred Holder) and the Company (with respect to the Record Warrant Holders and the Record Note Holders) as of the Record Date.

On October 28, 2024, in connection with the Dividend, the Board filed a Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, designating 5,000,000 shares of the Company’s authorized but unissued preferred stock, par value $0.0001 per share, as Series 1 Mandatory Exchangeable Preferred Stock. Pursuant to the Certificate of Designation, the holders of Series 1 Mandatory Exchangeable Preferred Stock may become entitled to a pro rata portion of the number of shares that represents the lesser of (a) 10% of the shares of the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted), held by the Company as of immediately prior to the Effective Time (as defined below) (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction) and (b) that number of shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) equal to $200,000,000 divided by the closing price of such Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) on any national securities exchange on which such shares are listed on the date that is 10 trading days prior to the Determination Date (as defined below), which shares shall be paid from the shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) held by the Company as of immediately prior to the Effective Time (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction). For purposes of the Certificate of Designation, (a) “Effective Time” means the effective time of the Semnur Merger as determined under the terms of the Semnur Merger Agreement, (b) “Determination Date” means, if the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) is listed for, and trading on, any national securities exchange, the date that is 15 trading days following the Registration Date, (c) “Registration Date” means the earlier of (i) the Effective Time, at which time the shares of Semnur Common Stock (or such other securities into which or for which such stock has been exchanged or converted) are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and (ii) the time at which the Registration Statement is declared effective by the Securities and Exchange Commission and (d) “Registration Statement” means a registration statement, whether under the Exchange Act, or the Securities Act, that is filed by Semnur or any successor thereto or affiliate thereof with respect to the registration of the Semnur Common Stock or any securities into which or for which such stock may be exchanged or converted.

December Registered Direct Offering

On December 11, 2024, the Company entered into a securities purchase agreement (the “December Purchase Agreement”) with the investors named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “December RDO”): (i) an aggregate of 26,355,347 shares of Common Stock, (ii) pre-funded warrants to purchase up to 2,401,132 shares of Common Stock (the “Pre-Funded Warrants”) and (iii) common warrants to purchase up to 57,512,958 shares of Common Stock (the “December Common Warrants” and together with the Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between the Company and StockBlock (the “StockBlock Warrants”, the “December Warrants”). The combined offering price (a) per share of Common Stock and accompanying December Common Warrants was $0.59 and (b) per Pre-Funded Warrant and accompanying December Common Warrants was $0.5899. The aggregate gross proceeds to the Company from the December RDO were approximately $17.0 million, before deducting offering fees and expenses. The Company currently intends to use the net proceeds from the December RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

Amendment to Common Stock Purchase Warrant

On December 11, 2024, the Company entered into a warrant amendment (the “Warrant Amendment”) with one of its investors to exercise the outstanding number of certain warrants that the Company issued to such investor in the Bought Deal Offering on March 5, 2024. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding warrants to purchase an aggregate of 1,764,706 shares of Common Stock in cash at an amended exercise price of $0.59 per share. The gross proceeds to the Company from such exercise was approximately $1.041 million.

Deferral and Consent under Tranche B Senior Secured Convertible Note

Pursuant to the Tranche B Notes, commencing on January 2, 2025 (the “First Amortization Payment Date”), the Company is required to redeem in cash (the “First Amortization Payment”) such portion of the principal amount of the Tranche B Notes equal to each Tranche B Noteholder’s Holder Pro Rata Amount (as defined in the Tranche B Notes) of $6,250,000 per fiscal quarter at a redemption price equal to 100% of such Amortization Amount (as defined in the Tranche B Notes).

On January 2, 2025, the Company entered into a deferral and consent letter with each of (i) Nomis Bay Ltd and BPY Limited (the “Nomis Bay Consent”), (ii) Oramed (the “Oramed Consent”) and (iii) 3i, LP (the “3i Consent” and, together with the Nomis Bay Consent and the Oramed Consent, the “Tranche B Consents”), respectively, pursuant to which the Tranche B Noteholders agreed to defer the Company’s obligation to make the First Amortization Payment until January 31, 2025. In consideration of such deferral, and to limit the Tranche B Noteholders’ right to exercise certain secured creditor remedies (including recourse against the assets of SCLX JV as a grantor under the Security Agreement (as defined in the Tranche B Consents)), SCLX JV delivered to the Tranche B Noteholders (or their designee) by deposit/withdrawal at custodian with the Depository Trust Company an aggregate of 5,000,000 Scilex Shares held by SCLX JV, of which 2,500,000 shares were delivered to Oramed, 720,000 shares were delivered to BPY Limited, 1,280,000 shares were delivered to Nomis Bay Ltd, and 500,000 shares were delivered to 3i, LP.

In addition, pursuant to the Tranche B Consents, effective as of the latest of (i) the time of execution and delivery of the Tranche B Consents, (ii) the time of the delivery of the Scilex Shares and (iii) the time of grant of the Royalty and Exclusive Rights (each as defined in, and contemplated pursuant to, the Term Sheet that is an exhibit to the Tranche B Consents (the “Term Sheet”)), the Tranche B Noteholders agreed to further defer the Company’s obligation to make the First Amortization Payment until October 8, 2026, provided that, as contemplated in the Term Sheet, the Company pays an aggregate of $1.11 million in respect of a portion of the First Amortization Payment and related make-whole interest (which amount has been paid).

The Term Sheet provides that the Company and the Tranche B Noteholders would enter into an agreement pursuant to which the Tranche B Noteholders shall collectively receive a 10 year, assignable, freely transferable, 4% royalty (the “Royalty”) on the worldwide Net Sales (as defined therein) of GLOPERBA and ELYXYB, excluding sales of ELYXYB in Canada.

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

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018, in-licensed two commercial products in 2022 and 2023, and are developing our late-stage pipeline. Our commercial product, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), is a prescription lidocaine topical product approved by the U.S. Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a dedicated sales force of approximately 65 people, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We launched GLOPERBA in June 2024 and believe we are well-positioned to market and distribute the product. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. We filed a New Drug Submission (“NDS”) to Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for the approval of ELYXYB for acute treatment of migraine with or without aura in Canada.

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain or sciatica with completed Phase 3 study, (ii) SP-103 (lidocaine topical system) 5.4% (“SP-103”), a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain associated with muscle spasms and for which we have completed a Phase 2 trial in acute low back pain (“LBP”) in the third quarter of 2023, and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride formulation for treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022.

SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the first FDA-approved alternative to off-label epidural steroid injections, which are administered over 12 million times annually in the United States. We have completed a pivotal Phase 3 study with final results received in March 2022, which results reflected achievement of primary and secondary endpoints. SP-103 has also been granted fast track designation by the FDA for LBP. We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. Increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study of ZTlido in patients with neck pain completed in the second half of 2023, which also has shown promising top-line efficacy and safety results. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of chronic neck pain associated with muscle spasms. SP-103 is a triple-strength lidocaine topical system designed to deliver a dose of lidocaine three times higher than any lidocaine topical product that we are aware of, either approved or in development. We are examining SP-103 as a treatment for chronic neck pain associated with muscle spasms, a condition with high unmet need which we expect could affect over 20 million patients in the United States as of 2023. On October 20, 2024, we announced the successful end of a Phase 2 meeting with the FDA and leading to an agreed path forward to a new drug application (“NDA”) for our product candidate, SP-103.

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

Since our inception, we have invested substantial efforts and financial resources on acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $4.4 million and $35.5 million for the three months ended September 30, 2024 and 2023, and a net loss of $66.3 million and $92.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $556.6 million. As of September 30, 2024, we had cash and cash equivalents of approximately $0.1 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), together with its wholly-owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al, Case Number 23-90085 (DRJ) (the “Chapter 11 Cases”). While we were majority-owned by Sorrento, we were not a debtor in Sorrento’s voluntary Chapter 11 filing. Pursuant to that certain Stock Purchase Agreement that we entered into with Sorrento on September 21, 2023 (the “Sorrento SPA”), we repurchased shares of our Common Stock and Series A Preferred Stock, par value $0.0001 per share, of the Company (the “Preferred Stock”) from Sorrento. As a result, Sorrento no longer holds a majority of the voting power of our outstanding capital stock entitled to vote. As of September 30, 2024, we had a $3.2 million receivable from Sorrento, which was fully reserved. We evaluate the collectability of this receivable on a quarterly basis.

Recent Developments

Semnur Merger Agreement

On August 30, 2024, Semnur Pharmaceuticals, Inc. (“Semnur”) entered into an agreement and plan of merger (the “Semnur Merger Agreement”) with Denali Capital Acquisition Corp. (“Denali”) and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”). The Semnur Merger Agreement provides that, among other things, (i) on the terms and subject to the conditions set forth therein, Denali Merger Sub will merge with and into Semnur, with Semnur surviving as a wholly owned subsidiary of Denali (the “Semnur Merger”), and (ii) prior to the closing of the Semnur Merger, Denali will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended (the “DGCL”), and de-register in the Cayman Islands in accordance with Section 206 of the Cayman Companies Act (the “Domestication”). Upon the closing of the Semnur Merger, it is anticipated that Denali will change its name to “Semnur Pharmaceuticals, Inc.” (“New Semnur”). Shares of Denali common stock following the Domestication are hereinafter referred to as “New Semnur Common Shares”. Shares of Denali Series A preferred stock following the Domestication are hereinafter referred to as “New Semnur Preferred Shares”. Warrants to purchase New Semnur Common Shares following the Domestication are hereinafter referred to as “New Semnur Warrants”.

In accordance with the terms and subject to the conditions of the Semnur Merger Agreement, following the Domestication and at the effective time of the Semnur Merger (the “Effective Time”): (i) each share of common stock, par value $0.00001 per share (the “Semnur Common Stock”), of Semnur, issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, a number of New Semnur Common Shares equal to the Exchange Ratio (as defined in the Semnur Merger Agreement); (ii) each share of Series A preferred stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, (a) one New Semnur Preferred Share and (b) one-tenth of one New Semnur Common Share, and (iii) subject to Denali’s receipt of the Option Exchange Approval (as defined in the Semnur Merger Agreement), each option to purchase a share of Semnur Common Stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio. For purposes of the Semnur Merger Agreement, Semnur’s equity value is $2,500,000,000.

Issuance of Tranche B Notes

On October 7, 2024, we entered into a securities purchase agreement (the “Tranche B Securities Purchase Agreement”) with certain institutional investors (collectively, “Investor”) and Oramed (together with the Investor, the “Tranche B Noteholders”), to refinance a portion of the Oramed Note and pay off certain other indebtedness. Pursuant to the Tranche B Securities Purchase Agreement, we agreed to issue and sell, in a registered offering by us directly to the Tranche B Noteholders: (i) a new tranche B of senior secured convertible notes in the aggregate principal amount of $50,000,000 (the “Tranche B Notes”), which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a conversion price equal to $1.09 per share (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December RDO (as defined below) in accordance with the terms of such notes) and (ii) warrants (the “October Common Warrants”) to purchase up to 7,500,000 shares of Common Stock directly to the Tranche B Noteholders. We received in exchange for the issuance of the Tranche B Notes to Investor an aggregate amount in cash of $22,500,000, excluding fees and expenses payable by us. We received from Oramed in consideration for the Tranche B Notes issued to Oramed an exchange and reduction of the principal balance under the Oramed Note of $22,500,000.

The October Common Warrants are immediately exercisable for cash at an exercise price equal to $1.09 per share of Common Stock (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December RDO (as defined below) in accordance with the terms of such warrants) and will expire five years from the issuance date. The October Common Warrants issued to Investor are initially exercisable for 3,750,000 shares of Common Stock in the aggregate. The October Common Warrants issued to Oramed are initially exercisable for 3,750,000 shares of Common Stock.

Pursuant to the terms and conditions contained in the Tranche B Securities Purchase Agreement, we also agreed to reimburse Investor for all reasonable costs and expenses incurred by it or its affiliates in connection with the Tranche B Securities Purchase Agreement, the Tranche B Notes, the October Common Warrants, the Royalty Purchase Agreement and certain other transaction documents, and an aggregate amount of $950,000 non-accountable legal fees of outside counsel and special finance and collateral counsel, which shall be withheld by Investor from its purchase price at the closing of the transaction, less $20,000 previously paid by us. We shall also be responsible for the payment of a $2,000,000 fee to the placement agent in addition to the payment of any placement agent’s reasonable fees, financial advisory fees relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement. In addition, in conjunction with and pursuant to the Letter Agreement, we are also responsible for the payment of legal fees of outside counsel for Oramed relating to or arising out of the transactions contemplated hereby and the payment date extensions described under the Letter Agreement. We shall also be responsible for the payment of any fees of the Agent and the legal fees incurred thereby relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement.

In connection with the offering of the Tranche B Notes, we issued to StockBlock Securities LLC (“StockBlock”) and its affiliate, Rodman & Renshaw LLC (the “Placement Agents”) or their respective designees, (i) 2,197,802 shares of Common Stock (the “Placement Agent Shares”) and (ii) Placement Agent Warrants to purchase up to 3,669,724 shares of Common Stock (the “October Placement Agent Warrants”). The Placement Agent Shares are subject to a 120-day lock-up; provided that if the Common Stock is trading at a price per share that is 10% above the $1.09 per share conversion price of the Tranche B Notes during such 120-day period, then the Placement Agents (together) shall be permitted to sell up to 8% of the trading volume of the Common Stock per day. In addition, during such 120-day period, the Placement Agents (whether directly or indirectly through their respective affiliates) shall be prohibited from hedging, pledging or similar transactions and from short-selling our securities, subject to certain exceptions. The October Placement Agent Warrants will have the same terms as the October Common Warrants, except that the Placement Agents have agreed not to exercise the October Placement Agent Warrants for a period of 180 days following the date of issuance.

In connection with the closing of the transactions contemplated by the Tranche B Securities Purchase Agreement, on October 8, 2024, we and our subsidiary, Scilex Pharmaceuticals Inc. (“Scilex Pharma”), entered into a Purchase and Sale Agreement (the “Royalty Purchase Agreement”) with certain institutional investors (collectively, the “Royalty Investors”) and Oramed (together with the Royalty Investors, the “RPA Purchasers”). Pursuant to the Royalty Purchase Agreement, Scilex Pharma sold to the RPA Purchasers the right to receive 8% of all aggregate net sales worldwide (the “Purchased Receivables”) with respect to ZTlido, SP-103, and any related, improved, successor, replacement or varying dosage forms of the foregoing.

In full consideration for the sale, transfer, conveyance and granting of the Purchased Receivables, and subject to the terms and conditions set forth in the Royalty Purchase Agreement, the aggregate purchase price for the Purchased Receivables was $5,000,000 (net of expenses of the RPA Purchasers). The Royalty Investors paid to Scilex Pharma an aggregate amount equal to $2,500,000 minus the expenses of the Royalty Investors, and Oramed paid to Scilex Pharma an amount equal to $2,500,000 minus Oramed’s expenses (collectively, the amount so paid by the RPA Purchasers, the “RPA Closing Payment”). Oramed’s portion of the purchase price was paid by exchanging a portion of the outstanding principal balance under the Oramed Note equivalent to its portion of the RPA Closing Payment, which amount extinguished and reduced $2,500,000 of the outstanding balance under the Oramed Note.

The total net proceeds from the Tranche B Securities Purchase Agreement and Royalty Purchase Agreement were approximately $20,800,000, after deducting the placement agents’ fees and other offering expenses payable by us. We used the net proceeds for repayment and satisfaction of $12,500,000 of the outstanding balance under the Oramed Note, payoff of the Revolving Facility with eCapital Healthcare Corp, satisfaction of certain costs, fees and expenses of the purchasers of the notes and the collateral agent, and the remaining proceeds for our working capital and general corporate purposes.

Declaration of Preferred Stock Dividend

On October 27, 2024, our board of directors (the “Board”) declared a stock dividend (the “Dividend”) consisting of an aggregate of 5,000,000 shares (the “Dividend Stock”) of our Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share, to record holders of our following securities as of the close of business on November 7, 2024 (the “Record Date”): (i) the Common Stock (such record holders, the “Record Common Holders”), (ii) certain warrants to purchase shares of Common Stock that have not been exercised prior to the Record Date (and which have the right to participate in the Dividend pursuant to the terms of their respective warrants, other than, for the avoidance of doubt any warrants to purchase shares of Common Stock with an exercise price of $11.50 per share, and any other warrants that by their terms have not vested and are therefore not entitled to participate in the Dividend) (such warrants, the “Participating Warrants” and such record holders, the “Record Warrant Holders”), (iii) Tranche B Notes issued by us (such notes, the “Participating Notes” and such record holders, the “Record Note Holders”), and (iv) the our Preferred Stock (such record holder, the “Record Preferred Holder” and together with the Record Common Holders, the Record Warrant Holders, and the Record Note Holders, the “Record Holders”). On December 30, 2024, we announced a change in the Record Date for the Dividend from November 7, 2024 to January 28, 2025.

Subject to the Board’s right to change the Record Date and conditioned upon the effectiveness of the filing of the Certificate of Designation (as defined below) with the Secretary of State of the State of Delaware, the Dividend (unless otherwise determined by the Board) shall be paid on such date to be determined by subsequent resolutions of the Board, which payment date shall be within 60 days following the Record Date (i.e., by March 29, 2025) (such date as determined by the Board, the “Payment Date”) and shall be apportioned on a pro rata basis among the Record Holders in accordance with each Record Holder’s ownership percentage of Common Stock (assuming the full exercise of all Participating Warrants to purchase shares of Common Stock held by the Record Warrant Holders, the conversion of all Participating Notes held by the Record Note Holders and deemed conversion of all outstanding Preferred Stock held by the Record Preferred Holder) as of the Record Date as set forth in the records of our transfer agent (with respect to the Record Common Holders and Record Preferred Holder) and our company (with respect to the Record Warrant Holders and the Record Note Holders) as of the Record Date.

On October 28, 2024, in connection with the Dividend, the Board filed a Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware, designating 5,000,000 shares of our authorized but unissued preferred stock, par value $0.0001 per share, as Series 1 Mandatory Exchangeable Preferred Stock. Pursuant to the Certificate of Designation, the holders of Series 1 Mandatory Exchangeable Preferred Stock may become entitled to a pro rata portion of the number of shares that represents the lesser of (a) 10% of the shares of the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted), held by us as of immediately prior to the Effective Time (as defined below) (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction) and (b) that number of shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) equal to $200,000,000 divided by the closing price of such Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) on any national securities exchange on which such shares are listed on the date that is 10 trading days prior to the Determination Date (as defined below), which shares shall be paid from the shares of Semnur

Common Stock (or such other securities into which or for which such stock may be exchanged or converted) held by us as of immediately prior to the Effective Time (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction). For purposes of the Certificate of Designation, (a) “Effective Time” means the effective time of the Semnur Merger as determined under the terms of the Semnur Merger Agreement, (b) “Determination Date” means, if the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) is listed for, and trading on, any national securities exchange, the date that is 15 trading days following the Registration Date, (c) “Registration Date” means the earlier of (i) the Effective Time, at which time the shares of Semnur Common Stock (or such other securities into which or for which such stock has been exchanged or converted) are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and (ii) the time at which the Registration Statement is declared effective by the Securities and Exchange Commission and (d) “Registration Statement” means a registration statement, whether under the Exchange Act, or the Securities Act, that is filed by Semnur or any successor thereto or affiliate thereof with respect to the registration of the Semnur Common Stock or any securities into which or for which such stock may be exchanged or converted.

December Registered Direct Offering

On December 11, 2024, we entered into a securities purchase agreement (the “December Purchase Agreement”) with the investors named therein, pursuant to which we agreed to sell and issue, in a registered direct offering (the “December RDO”): (i) an aggregate of 26,355,347 shares of Common Stock, (ii) pre-funded warrants to purchase up to 2,401,132 shares of Common Stock (the “Pre-Funded Warrants”) and (iii) common warrants to purchase up to 57,512,958 shares of Common Stock (the “December Common Warrants” and together with the Pre-Funded Warrants and the warrants to StockBlock pursuant to certain contractual obligations between us and StockBlock (the “StockBlock Warrants”), the “December Warrants”). The combined offering price (a) per share of Common Stock and accompanying December Common Warrants was $0.590 and (b) per Pre-Funded Warrant and accompanying December Common Warrants was $0.5899. The aggregate gross proceeds to us from the December RDO were approximately $17.0 million, before deducting offering fees and expenses. We currently intend to use the net proceeds from the December RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

Amendment to Common Stock Purchase Warrant

On December 11, 2024, we entered into a warrant amendment (the “Warrant Amendment”) with one of the investors to exercise the outstanding amount of certain warrants that we issued to such investor in the Bought Deal Offering on March 5, 2024. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding warrants to purchase an aggregate of 1,764,706 shares of Common Stock in cash at an amended exercise price of $0.59 per share. The gross proceeds to us from such exercise was approximately $1.041 million.

Deferral and Consent under Tranche B Senior Secured Convertible Note

Pursuant to the Tranche B Notes, commencing on January 2, 2025 (the “First Amortization Payment Date”), we are required to redeem in cash (the “First Amortization Payment”) such portion of the principal amount of the Tranche B Notes equal to each Tranche B Noteholder’s Holder Pro Rata Amount (as defined in the Tranche B Notes) of $6,250,000 per fiscal quarter at a redemption price equal to 100% of such Amortization Amount (as defined in the Tranche B Notes).

On January 2, 2025, we entered into a deferral and consent letter with each of (i) Nomis Bay Ltd and BPY Limited (the “Nomis Bay Consent”), (ii) Oramed (the “Oramed Consent”) and (iii) 3i, LP (the “3i Consent” and, together with the Nomis Bay Consent and the Oramed Consent, the “Tranche B Consents”), respectively, pursuant to which the Tranche B Noteholders agreed to defer our obligation to make the First Amortization Payment until January 31, 2025. In consideration of such deferral, and to limit the Tranche B Noteholders’ right to exercise certain secured creditor remedies (including recourse against the assets of SCLX JV as a grantor under the Security Agreement (as defined in the Tranche B Consents)), SCLX JV delivered to the Tranche B Noteholders (or their designee) by deposit/withdrawal at custodian with the Depository Trust Company an aggregate of 5,000,000 Scilex Shares held by SCLX JV, of which 2,500,000 shares were delivered to Oramed, 720,000 shares were delivered to BPY Limited, 1,280,000 shares were delivered to Nomis Bay Ltd, and 500,000 shares were delivered to 3i, LP.

In addition, pursuant to the Tranche B Consents, effective as of the latest of (i) the time of execution and delivery of the Tranche B Consents, (ii) the time of the delivery of the Scilex Shares and (iii) the time of grant of the Royalty and Exclusive Rights (each as defined in, and contemplated pursuant to, the Term Sheet that is an exhibit to the Tranche B Consents (the “Term Sheet”)), the Tranche B Noteholders agreed to further defer our obligation to make the First Amortization Payment until October 8, 2026, provided that, as contemplated in the Term Sheet, we pay an aggregate of $1.11 million in respect of a portion of the First Amortization Payment and related make-whole interest (which amount has been paid).

The Term Sheet provides that we and the Tranche B Noteholders would enter into an agreement pursuant to which the Tranche B Noteholders shall collectively receive a 10 year, assignable, freely transferable, 4% royalty (the “Royalty”) on the worldwide Net Sales (as defined therein) of GLOPERBA and ELYXYB, excluding sales of ELYXYB in Canada.

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

Legal Settlements

Legal settlements consist of gains on litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Other (Income) Expense

(Gain) Loss on Derivative Liability

(Gain) loss on derivative liability includes the remeasurement of the warrant derivative liability. See Note 4 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments includes the remeasurement of the convertible debentures (the “Convertible Debentures”) issued to YA II, Ltd. (“Yorkville”) pursuant to that certain securities purchase agreement dated as of March 21, 2023 and amended on October 11, 2023, between Yorkville and us, the Oramed Note and a non-refundable deposit in the aggregate principal amount of $10.0 million (the “FSF Deposit”) pursuant to that certain Commitment Side Letter (the “Commitment Letter”) dated as of June 11, 2024, signed with FSF 33433 LLC (“FSF Lender”), and a Satisfaction Agreement (the “Satisfaction Agreement”) dated as of September 17, 2024, signed with FSF Lender and Endeavor Distribution LLC (“Endeavor”), See Note 4 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense, Net

Interest expense, net consists of interest related to the loans in an aggregate principal amount of up to $30.0 million (the “Revolving Facility”) made available by eCapital Healthcare Corp. pursuant to a Credit and Security Agreement (the “eCapital Credit Agreement”) that Scilex Pharma entered into on June 27, 2023.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange relates to foreign exchange losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations For the Three Months Ended September 30, 2024 and 2023

The following tables summarize our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Changes
Statements of Operations Data:
Net revenue	$14,436	$10,117	$4,319
Net operating costs and expenses:
Cost of revenue	3,768	3,392	376
Research and development	2,349	4,072	(1,723)
Selling, general and administrative	29,734	40,431	(10,697)
Intangible amortization	1,002	1,027	(25)
Legal settlements	(2,500)	—	(2,500)
Total net operating costs and expenses	34,353	48,922	(14,569)
Loss from operations	(19,917)	(38,805)	18,888
Other (income) expense, net:
Gain on derivative liability	(18,108)	(4,245)	(13,863)
Change in fair value of debt and liability instruments	1,957	449	1,508
Interest expense, net	576	513	63
Loss on foreign currency exchange	46	7	39
Total other expense, net	(15,529)	(3,276)	(12,253)
Loss before income taxes	(4,388)	(35,529)	31,141
Income tax benefit	—	—	0
Net loss	$(4,388)	$(35,529)	$31,141

Comparison of the Three Months Ended September 30, 2024 and 2023

Net Revenue

Net revenue for the three months ended September 30, 2024 and 2023 was $14.4 million and $10.1 million, respectively. The increase of $4.3 million was driven by the increase in gross product sales of ELYXYB by approximately 54% driven by an increase in the sales volume and a standard industry annual price increase, and sales of GLOPERBA commencing in June 2024, partially offset by an increase in rebates.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2024 and 2023 was $3.8 million and $3.4 million, respectively. The increase of $0.4 million was primarily due to an increase in gross revenue of ELYXYB and GLOPERBA, partially offset by a decrease in logistics costs due to no air shipments used during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)
SP-102
Contracted R&D	$82	$965	$(883)
Personnel	149	63	86
Other	14	19	(5)
Total SP-102	245	1,047	(802)
SP-103
Contracted R&D	1,160	910	250
Personnel	205	286	(81)
Other	41	74	(33)
Total SP-103	1,406	1,270	136
SP-104
Contracted R&D	3	312	(309)
Personnel	(2)	155	(157)
Other	(30)	41	(71)
Total SP-104	(29)	508	(537)
GLOPERBA
Contracted R&D	94	173	(79)
Personnel	132	182	(50)
Other	32	28	4
Total GLOPERBA	258	383	(125)
ELYXYB
Contracted R&D	160	533	(373)
Personnel	263	271	(8)
Other	46	60	(14)
Total ELYXYB	469	864	(395)
Total Research and Development Expenses	$2,349	$4,072	$(1,723)

Research and development expenses for the three months ended September 30, 2024 and 2023 were $2.3 million and $4.1 million, respectively. The $1.8 million decrease was primarily attributed to reduced development costs of SP-102 and SP-104.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 and 2023 were $29.7 million and $40.4 million, respectively. The decrease of approximately $10.7 million was primarily due to a $11.6 million decrease in advisory and financing expenses, a $4.6 million decrease in legal fees, a $2.5 million decrease in personnel expense as a result of a $3.2 million decrease in bonus offset by a $0.7 million increase in personnel compensation due to increase in headcount and a merit increase starting January 2024, a $0.2 million decrease in insurance costs, a $0.3 million decrease in marketing, and a $0.1 million decrease in other expenses in the three months ended September 30, 2024, partially offset by a $5.3 million increase in rebate expense related to future shipments of the Additional Product (as defined below) under the Satisfaction Agreement, a $1.8 million increase in contracted services, a $1.2 million increase in allowances for expected credit losses on accounts receivable, and a $0.3 million increase in travel expenses.

Intangible Amortization Expense

Intangible amortization expense for each of the three months ended September 30, 2024 and 2023 was $1.0 million. No significant changes were observed between the comparable periods.

Legal Settlements

Legal settlements for the three months ended September 30, 2024 and 2023 were $2.5 million and nil, respectively. The increase was attributed to payments received from litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Gain on Derivative Liability

Gain on derivative liability for the three months ended September 30, 2024 and 2023 was $18.1 million and $4.2 million, respectively. The gain recognized during the three months ended September 30, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the Firm Warrants and the RDO Common Warrants (each as defined below) that were issued as part of the Bought Deal Offering and the Registered Direct Offering (each as defined below), respectively. The gain recognized during the three months ended September 30, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the three months ended September 30, 2024 and 2023 was $2.0 million and $0.4 million, respectively. The loss recognized during the three months ended September 30, 2024 was attributed to the Oramed Note and the FSF Deposit. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $60.2 million remained outstanding as of September 30, 2024. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million, which remained outstanding as of September 30, 2024. The loss recognized during the three months ended September 30, 2023 was attributed to the Convertible Debentures issued in March and April 2023 in an aggregate principal amount of $25.0 million which were fully repaid during the first quarter of 2024.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2024 and 2023 was $0.6 million and $0.5 million, respectively. The increase was attributed to $0.1 million of interest related to the Revolving Facility.

Results of Operations For the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	Changes
Statements of Operations Data:
Net revenue	$41,690	$33,281	$8,409
Net operating costs and expenses:
Cost of revenue	11,998	11,160	838
Research and development	7,461	10,012	(2,551)
Selling, general and administrative	83,610	96,121	(12,511)
Intangible amortization	3,030	3,080	(50)
Legal settlements	(9,391)	—	(9,391)
Total net operating costs and expenses	96,708	120,373	(23,665)
Loss from operations	(55,018)	(87,092)	32,074
Other (income) expense, net:
(Gain) loss on derivative liability	(2,367)	1,090	(3,457)
Change in fair value of debt and liability instruments	11,961	4,197	7,764
Interest expense, net	1,678	517	1,161
Loss on foreign currency exchange	57	30	27
Total other expense, net	11,329	5,834	5,495
Loss before income taxes	(66,347)	(92,926)	26,579
Income tax expense	—	5	(5)
Net loss	$(66,347)	$(92,931)	$26,584

Comparison of the Nine Months Ended September 30, 2024 and 2023

Net Revenue

Net revenue for the nine months ended September 30, 2024 and 2023 was $41.7 million and $33.3 million, respectively. The increase of $8.4 million was driven by the increase in gross product sales of ZTlido and ELYXYB by approximately 12% and 110%, respectively, driven by the increase in the sales volume and a standard industry annual price increase, and sales of GLOPERBA commencing in June 2024, partially offset by an increase in rebates.

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2024 and 2023 was $12.0 million and $11.2 million, respectively. The increase of $0.8 million was primarily due to an increase in gross revenue of approximately 16%, partially offset by a decrease in logistics costs due to no air shipments used during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Research and Development Expenses

The following table summarizes research and development expenses by project for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)
SP-102
Contracted R&D	$1,032	$1,230	$(198)
Personnel	410	212	198
Other	43	48	(5)
Total SP-102	1,485	1,490	(5)
SP-103
Contracted R&D	1,829	3,681	(1,852)
Personnel	933	883	50
Other	139	330	(191)
Total SP-103	2,901	4,894	(1,993)
SP-104
Contracted R&D	25	583	(558)
Personnel	217	444	(227)
Other	(4)	109	(113)
Total SP-104	238	1,136	(898)
GLOPERBA
Contracted R&D	385	319	66
Personnel	603	546	57
Other	86	80	6
Total GLOPERBA	1,074	945	129
ELYXYB
Contracted R&D	636	745	(109)
Personnel	765	677	88
Other	362	125	237
Total ELYXYB	1,763	1,547	216
Total Research and Development Expenses	$7,461	$10,012	$(2,551)

Research and development expenses for the nine months ended September 30, 2024 and 2023 were $7.5 million and $10.0 million, respectively. The $2.5 million decrease was primarily attributed to reduced costs of SP-103 due to the completion of the Phase 2 clinical study and reduced development cost of SP-104.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2024 and 2023 were $83.6 million and $96.1 million, respectively. The decrease of approximately $12.5 million was primarily due to a $11.1 million decrease in advisory and financing expenses, a $9.4 million decrease in legal fees, a $1.3 million decrease in insurance costs, and a $0.2 million decrease as a result of $1.4 million decrease related to allowance for credit losses that was made in March 2023 for the receivable from Sorrento offset by $1.2 million increase related to allowances for expected credit losses on accounts receivable, partially offset by a $5.3 million increase in rebate expense related to future shipments of the Additional Product (as defined below) under the Satisfaction Agreement, a $1.4 million increase in contracted services, a $0.7 million increase in marketing expenses, a $0.6 million increase in personnel expense due to an increase in headcount and a merit increase starting January 2024, a $0.3 million increase in travel expenses and a $1.2 million increase in other expenses.

Intangible Amortization Expense

Intangible amortization expense for the nine months ended September 30, 2024 and 2023 was $3.0 million and $3.1 million, respectively. The decrease of $0.1 million is related to the full amortization of the assembled workforce intangible asset (see Note 6 titled “Goodwill and Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Legal Settlements

Legal settlements for the nine months ended September 30, 2024 and 2023 were $9.4 million and nil, respectively. The increase was attributed to litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

(Gain) Loss on Derivative Liability

(Gain) loss on derivative liability for the nine months ended September 30, 2024 and 2023 was ($2.4) million and $1.1 million, respectively. The gain recognized during the nine months ended September 30, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the Firm Warrants and the RDO Common Warrants (each as defined below) that were issued as part of the Bought Deal Offering and the Registered Direct Offering (each as defined below), respectively. The loss recognized during the nine months ended September 30, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the nine months ended September 30, 2024 and 2023 was $12.0 million and $4.2 million, respectively. The loss recognized during the nine months ended September 30, 2024 was attributed to the Convertible Debentures, Oramed Note and the FSF Deposit. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million which were fully repaid during the first quarter of 2024. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $60.2 million remained outstanding as of September 30, 2024. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million, which remained outstanding as of September 30, 2024. During the nine months ended September 30, 2023, the change in fair value was attributed to the Convertible Debentures.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2024 and 2023 was $1.7 million and $0.5 million, respectively. The increase was attributed to $1.2 million of interest related to the Revolving Facility.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of approximately $0.1 million.

We have funded our operations primarily through the Yorkville financing pursuant to the A&R Yorkville Purchase Agreement (as defined below), the B. Riley Principal Capital II, LLC (“B. Riley”) financing pursuant to the B. Riley Purchase Agreement (as defined below), the Revolving Facility and the issuance of the Convertible Debentures and financing pursuant to the ATM Sales Agreement (as defined below). We also have indebtedness pursuant to the Oramed Note, the FSF Deposit and the Revolving Facility as well as deferred consideration related to the GLOPERBA license acquired from RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”) in 2022. The following table summarizes the aggregate indebtedness of these issuances as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Oramed Note (outstanding principal balance: $60.2 million and $96.9 million as of September 30, 2024 and December 31, 2023, respectively)	$69,946	$104,089
Convertible Debentures (outstanding principal balance: nil and $4.4 million as of September 30, 2024 and December 31, 2023, respectively)	—	4,340
FSF Deposit (outstanding principal balance: $10.0 million and nil as of September 30, 2024 and December 31, 2023, respectively)	14,690	—
Revolving Facility	14,332	17,038
Deferred Consideration with Romeg	3,014	3,386
Total indebtedness	$101,982	$128,853

The Oramed Note

As of September 30, 2024, the fair value of the Oramed Note outstanding was $69.9 million pursuant to the Scilex-Oramed SPA (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Convertible Debentures

We fully repaid the Convertible Debentures in March 2024 (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

FSF Deposit

As of September 30, 2024, the fair value of the FSF Deposit outstanding was $14.7 million (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Revolving Facility

As of September 30, 2024, we have $14.3 million outstanding under the Revolving Facility (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information). On October 8, 2024, we paid off the outstanding amount under the Revolving Facility. The eCapital Credit Agreement, the related Loan Documents and the Subordination Agreement (each as defined in the eCapital Credit Agreement) were terminated, canceled and are of no further force and effect.

Deferred Consideration

As of September 30, 2024, we have $3.0 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

ZTlido and ELYXYB Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During the nine months ended September 30, 2024 and 2023, Scilex Pharma made royalty payments in the amount of $7.2 million and $5.3 million, respectively. As of September 30, 2024 and December 31, 2023, Scilex Pharma had ending balances of accrued royalty payables of $2.2 million and $2.4 million, respectively.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to the low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the nine months ended September 30, 2024, we made royalty payments in the amount of $0.1 million. As of September 30, 2024 and December 31, 2023, we had ending balances of accrued royalty payables of $0.1 million and $5.0 thousand, respectively.

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

Standby Equity Purchase Agreements

On November 17, 2022, we entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with Yorkville. On February 8, 2023, we entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. Pursuant to the A&R Yorkville Purchase Agreement, we had the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement was filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Original Purchase Agreement was initially declared effective by the SEC on December 9, 2022 and we were able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein. During the nine months ended September 30, 2024, we sold 96,982 shares of Common Stock under the A&R Yorkville Purchase Agreement for aggregate net proceeds of approximately $0.2 million. On, and effective as of, March 25, 2024, we and Yorkville mutually agreed to terminate the A&R Yorkville Purchase Agreement.

On January 8, 2023, we entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement”, together with the A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley, pursuant to which we had the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement was filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and we were able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Convertible Debentures. During the nine months ended September 30, 2024, we did not sell any shares of Common Stock under the B. Riley Purchase Agreement. On, and effective as of, February 16, 2024, we and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

At-the-Market Sales Agreement

On December 22, 2023, we entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”). Pursuant to the ATM Sales Agreement, we may offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the “ATM Shares”), through or to the Sales Agents as part of the Offering. We have no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers at any time. The Offering will be terminated upon (i) the election of the Sales Agents upon the occurrence of certain adverse events, (ii) three business days’ advance notice from us to the Sales Agents or a Sales Agent to us, or (iii) the sale of all $170,000,000 of shares of Common Stock thereunder. The ATM Shares offered and sold in the Offering will be issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares may be offered only by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents are entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We will also reimburse the Sales Agents for certain expenses and have agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). As of September 30, 2024, we sold 92,295 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

Bought Deal Offering

On February 29, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock, as the representatives (the “Representatives”) of the underwriters named in Schedule A (the “Underwriters”). Pursuant to the Underwriting Agreement, we sold, in an underwritten offering (the “Bought Deal Offering”), 5,882,353 shares (the “Firm Shares”) of the Common Stock, and accompanying common warrants to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “Firm Warrants”). Pursuant to the Underwriting Agreement, we also granted the Underwriters an option for a period of 30 days from the date of the Underwriting Agreement to purchase up to 882,352 additional shares of Common Stock (the “Optional Shares”, and together with the Firm Shares, the “Bought Deal Shares”) and/or common warrants to purchase up to 882,352 shares of Common Stock (the “Optional Warrants”, and together with the Firm Warrants, the “Bought Deal Common Warrants”) that may be purchased by the Underwriters, at a price per Optional Share of $1.5548 and a price per Optional Warrant of $0.0092, which amounts reflect the public offering price of $1.69 per Optional Share and $0.01 per Optional Warrant, less underwriting discounts and commissions, as applicable (the “Underwriters’ Option”). The Underwriters’ Option was not exercised. Each Firm Share was sold together with a Firm Warrant at a combined public offering price of $1.70. The combined price per Firm Share and accompanying Firm Warrant paid by the Underwriters was $1.564, which amount reflects the combined public offering price of $1.70, less underwriting discounts and commissions.

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

In connection with the Bought Deal Offering, pursuant to the Underwriting Agreement, we issued the Representatives warrants (the “Representative Warrants”, and together with the Bought Deal Common Warrants, the “Bought Deal Warrants”) to purchase up to an aggregate of 470,588 shares of Common Stock (which represents 8.0% of the aggregate number of Firm Shares sold in the Bought Deal Offering). The Representative Warrants are immediately exercisable and have the same terms as the Bought Deal Common Warrants described above, except that the exercise price of the Representative Warrants is $2.125 per share, which represents 125% of the combined public offering price per Firm Share and accompanying Firm Warrant. We also agreed to pay certain expenses of the Representatives in connection with the Bought Deal Offering, including their legal fees and out-of-pocket expenses up to $200,000 and up to $15,950 for clearing expenses.

The Bought Deal Shares, the Bought Deal Warrants and the shares of Common Stock issuable upon exercise of the Bought Deal Warrants were offered and sold by us pursuant to an effective shelf registration statement on Form S-3 (which was initially filed with the SEC on December 22, 2023, as amended, and was declared effective on January 11, 2024 (File No. 333-276245) (the “Shelf S-3 Registration Statement”)), a base prospectus dated January 11, 2024 and a prospectus supplement dated February 29, 2024.

Registered Direct Offering

On April 23, 2024, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) with the investor named therein, pursuant to which we sold and issued, in a registered direct offering (the “Registered Direct Offering”): (i) an aggregate of 15,000,000 shares (the “RDO Shares”) of Common Stock, and (ii) common warrants to purchase up to 15,000,000 shares of Common Stock (the “RDO Common Warrants”). The offering price per share and accompanying RDO Common Warrant to purchase one share of Common Stock was $1.00, for aggregate gross proceeds to us of $15,000,000, before deducting the placement agent fees and other offering expenses.

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

StockBlock and its affiliate, Rodman & Renshaw LLC acted as exclusive placement agents (the “Placement Agents”) in connection with the Registered Direct Offering. As compensation for such placement agent services, we paid the Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by us from the Registered Direct Offering. We also reimbursed the Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. We also issued to the Placement Agents or their respective designees common warrants, substantially in the form of the RDO Common Warrants, to purchase up to 1,200,000 shares of Common Stock (the “Placement Agent Warrants”), representing up to 8.0% of the total number of the RDO Shares issued in the Registered Direct Offering. The Placement Agent Warrants have an exercise price of $1.25 per share (which represents 125% of the combined offering price per share of Common Stock and the RDO Common Warrant sold in the Registered Direct Offering), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the Registered Direct Offering.

The RDO Shares, the RDO Common Warrants, the Placement Agent Warrants and the shares of Common Stock issuable upon exercise of such warrants were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024 and a prospectus supplement dated April 23, 2024. The Registered Direct Offering closed on April 25, 2024.

Commitment Letter

On June 11, 2024, we entered into that certain Commitment Letter with FSF Lender, pursuant to which the FSF Lender committed to provide us a loan in the aggregate amount of $100 million (the “Commitment Amount”). The Commitment Amount shall be payable as follows: (i) $85 million no later than the date that is 70 days following the date on which we receive the FSF Deposit (the “Outside Date” and the funding of the initial $85 million, the “Initial Closing”) and (ii) the remaining $15 million within 60 days following the Initial Closing. Pursuant to the Commitment Letter, the FSF Lender provided us the non-refundable FSF Deposit in immediately available funds in the aggregate principal amount of $10 million on June 18, 2024 (the “Deposit Date”), which amount will be creditable towards the $85 million required to be funded by FSF Lender at the Initial Closing. On the Deposit Date, we issued to FSF Lender a warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) (the “Deposit Warrant”), with an exercise price of $1.20 per share. Subject to certain ownership limitations, the Deposit Warrant is immediately exercisable and will expire five years from the date of issuance.

In connection with the transactions contemplated by the Commitment Letter, we also entered into a Letter Agreement (the “Letter Agreement”) with FSF Lender and the FSF Lender’s strategic consultant, IVI 66766 LLC (“IVI”), dated July 16, 2024, pursuant to which we agreed to reimburse the actual, reasonable and documented consulting fees incurred by the FSF Lender in connection with the preparation, negotiation and execution of the Commitment Letter and the definitive documents with respect to the transactions contemplated thereby, which fees were satisfied in full by us issuing to IVI a warrant to purchase up to an aggregate of 250,000 shares of Common Stock (the “Fee Warrant”) on July 16, 2024, with an exercise price of $1.20 per share. Subject to certain ownership limitations, the Fee Warrant is immediately exercisable and will expire five years from the date of issuance.

The shares of Common Stock issuable upon exercise of the Deposit Warrant and the Fee Warrant were offered and sold by us in a private placement and were subsequently registered for resale on our registration statement on Form S-3 (the “Perigrove Form S-3 Registration Statement”) (which was initially filed with the SEC on July 18, 2024, and was declared effective on July 25, 2024 (File No. 333-280882)).

On September 17, 2024, we entered into the Satisfaction Agreement with FSF Lender and Endeavor, pursuant to which the remaining obligations in respect of the FSF Deposit shall be fully satisfied by our delivery of 28,000 cartons of ZTlido to Endeavor (the “Additional Product”), which delivery shall occur no later than December 31, 2024. Upon satisfaction of such remaining obligations, the Commitment Letter shall be terminated and of no further force or effect and neither FSF Lender nor we shall have any further liability or obligations thereunder. In consideration of Endeavor assuming our payment obligation in respect of the FSF Deposit, Endeavor will not be responsible for making any payment to us for (i) the product already delivered as of the date of such agreement in an amount of approximately $13.2 million and (ii) the Additional Product. Pursuant to the terms of the Satisfaction Agreement, if we fail to fully deliver the Additional Product by December 31, 2024, we shall be liable to Endeavor for liquidated damages in the amount of $20,000,000. In November 2024, we delivered the Additional Product to Endeavor and fully satisfied the remaining obligations in respect of the FSF Deposit.

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

Should our sales of ZTlido, GLOPERBA, ELYXYB and other product candidates not materialize at the anticipated rate contemplated in our business plan, we will need to raise additional capital in order to continue to fund our research and development, including our plans for clinical and preclinical trials and new product development, as well as to fund operations generally. We will seek to raise additional funds through various potential sources, such as equity and debt financings and license agreements. As discussed above, we entered into the ATM Sales Agreement, the Underwriting Agreement, the RDO Purchase Agreement, the Tranche B Securities Purchase Agreement, the December Purchase Agreement and the Commitment Letter. The Shelf S-3 Registration Statement was initially declared effective by the SEC on January 11, 2024, and we are now able to offer and sell shares of our Common Stock under the ATM Sales Agreement, subject to any limitations set forth therein, and may conduct additional offerings in the future similar to those conducted pursuant to the Underwriting Agreement, the RDO Purchase Agreement, the Tranche B Securities Purchase Agreement and the December Purchase Agreement, in each case, which will provide us with an additional source of liquidity.

In addition to the liquidity provided by revenue generating products and the issuance of the Common Stock under the ATM Sales Agreement, the Underwriting Agreement, the RDO Purchase Agreement, the Tranche B Securities Purchase Agreement and the December Purchase Agreement, as of September 30, 2024 we would receive up to an aggregate of approximately $74.4 million from the exercise of the Private Warrants and public warrants to purchase

Common Stock (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”) (at an exercise price of $11.50 per share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $11.50 per share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. To the extent any of the Firm Warrants, Representative Warrants, RDO Common Warrants, Placement Agent Warrants, Deposit Warrant, Fee Warrant, October Common Warrants, October Placement Agent Warrants and the December Warrants is exercised, we will receive additional proceeds.

We can give no assurances that we will be able to secure additional sources of funds to support our operations on acceptable terms, or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds by issuing equity or convertible debt securities, including pursuant to the ATM Sales Agreement, or as we have done pursuant to the Oramed Note and the Tranche B Notes, it could result in dilution to our existing stockholders or increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur additional indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to ZTlido, GLOPERBA, ELYXYB, or our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and results of operations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA or ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidates, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Our existing cash and cash equivalents, proceeds from the Revolving Facility and the FSF Deposit, proceeds from the issuance of the Oramed Note and the Tranche B Notes, the issuance of the Common Stock pursuant to the ATM Sales Agreement, and proceeds from the Bought Deal Offering, the Registered Direct Offering and the December RDO may be insufficient to enable us to fund our operating expenses, capital expenditure requirements, and to service our debt obligations (whether under the Oramed Note, the Tranche B Notes, the FSF Deposit or otherwise) for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash Flow Data:
Net cash proceeds from (used for) operating activities	$16,815	$(15,317)
Net cash used for investing activities	(2,480)	(163)
Net cash (used for) proceeds from financing activities	(10,948)	15,276
Net change in cash, cash equivalents and restricted cash	$3,387	$(204)

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash proceeds from operating activities were approximately $16.8 million, attributable to our net loss of $66.3 million, offset by other non-cash reconciling items of $28.3 million related to stock-based compensation, change in fair value of debt and liability instruments, allocated expense for warrant issuance cost, depreciation and amortization and non-cash operating lease cost, gain on derivative liabilities, and changes in operating assets and liabilities that provided $54.9 million of cash.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, net cash used for investing activities was approximately $2.5 million and is primarily related to the $2.0 million purchase of Denali shares and $0.5 million related to payments of deferred consideration for the Romeg intangible asset acquisition under that certain license agreement, dated as of June 14 2022, by and between the Company and Romeg (the “Romeg License Agreement”).

For the nine months ended September 30, 2023, net cash used for investing activities was approximately $0.2 million, related to payments of deferred consideration for the Romeg intangible asset acquisition under the Romeg License Agreement.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash used for financing activities was approximately $10.9 million and was primarily related to $93.4 million in gross proceeds from the Revolving Facility, $25.0 million in gross proceeds from issuance of shares under the Bought Deal Offering and Registered Direct Offering, $10.0 million in proceeds from receiving the FSF Deposit, $0.2 million in proceeds from the Standby Equity Purchase Agreements and $0.9 million in proceeds from the exercise of stock options and warrants and ESPP, offset by the $137.3 million repayment of borrowings under the Revolving Facility, Oramed Note, and Convertible Debentures, the $2.8 million payment of transaction costs related to the Bought Deal Offering and Registered Direct Offering and $0.3 million cash consideration paid in connection with the repurchase of certain portion of the SPAC Warrants.

For the nine months ended September 30, 2023, net cash provided by financing activities was approximately $15.3 million and is primarily related to $52.6 million in gross proceeds from the Revolving Facility between Scilex Pharma and eCapital Healthcare Corp., $27.6 million in proceeds from the Standby Equity Purchase Agreements, $24.0 million in proceeds from the Convertible Debentures and $1.1 million in proceeds from the exercise of stock options and warrants, partially offset by $56.3 million repayment of the borrowings under the Revolving Facility and Convertible Debentures, $20.0 million capital distribution to Sorrento, $10.0 million cash consideration paid for the securities purchased by the Company from Sorrento under the Sorrento SPA, $2.0 million payment of the transaction costs related to the Scilex-Oramed SPA and the Sorrento SPA and $1.7 million payment of the transaction costs related to the Business Combination and debt issuance costs.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements which are prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates and judgments and base them on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the nine months ended September 30, 2024 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses, with net losses of $114.3 million, $23.4 million and $88.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the nine months ended September 30, 2024 and 2023, we had net losses of $66.3 million and $92.9 million, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of approximately $556.6 million and $490.2 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the

Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

The terms of the Oramed Notes and the Senior Convertible Notes place restrictions on our operating and financial flexibility.

On September 21, 2023, we issued and sold to Oramed a senior secured promissory note due 18 months from the date of issuance, in the principal amount of $101,875,000 (the “Oramed Note”) pursuant to that certain securities purchase agreement we entered into with Oramed, dated as of September 21, 2023 (the “Scilex-Oramed SPA”). Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Oramed Note) and (2) eight and one-half percent (8.5%), payable in-kind on a monthly basis. As of September 30, 2024, the outstanding principal amount, as well as the accrued interest and fees of the Oramed Note was $76,183,811.

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

On October 8, 2024 (the “Issuance Date”), we issued and sold in a registered offering to certain institutional investors (collectively, “Investors”) and Oramed (together with the Investors, the “Tranche B Noteholders”) senior secured convertible notes in the aggregate principal amount of $50,000,000 (the “Senior Convertible Notes”), which notes will be convertible into shares of Common Stock, pursuant to that certain securities purchase agreement we entered into with the Tranche B Noteholders, dated as of October 7, 2024 (the “Tranche B Securities Purchase Agreement”). Following the transaction contemplated by the Tranche B Securities Purchase Agreement, the remaining balance on the Oramed Note is approximately $43,000,000, of which $15,000,000 was paid on December 21, 2024 with the remaining amount due on March 21, 2025.

Unless earlier converted or redeemed, the Senior Convertible Notes mature on the two-year anniversary of the Issuance Date (the “Maturity Date”), subject to extension at the option of the holder in certain circumstances as provided therein. The Senior Convertible Notes bear interest at a rate of 5.5% per annum, payable in arrears on the first trading day of each calendar quarter, beginning January 2, 2025, payable, at our option, either in cash or in shares of Common Stock, subject to certain conditions.

The Oramed Note and the Senior Convertible Notes contain affirmative and negative covenants binding on us and our subsidiaries which restrict, among other things, us and our subsidiaries from incurring indebtedness or liens, repaying certain indebtedness, or declaring or paying any cash dividends or distribution, selling or otherwise disposing of any assets, entering into transactions with affiliates, in each case as more fully set forth in, and subject to certain qualifications, exceptions, and “baskets” set forth in the Oramed Note and the Senior Convertible Notes. The Oramed Note also contains covenants requiring us to maintain a segregated bank account under specific terms and conditions, for purposes of receiving the Mandatory Prepayment Sweep, requiring SCLX Stock Acquisition JV LLC, our indirect wholly owned subsidiary (“SCLX JV”), to comply with the separateness representations and covenants in its organizational documents, and requiring our subsidiary, SCLX DRE Holdings LLC, to maintain its status as a passive holding company. The Senior Convertible Notes also require us to, at the request of the holder, not more frequently than once per fiscal year, hire an independent, reputable investment bank to investigate whether any breach of the Senior Convertible Notes has occurred if an event constituting an event of default has occurred and is continuing or any holder reasonably believes that an event constituting an event of default has occurred or is continuing.

The Oramed Note and the Senior Convertible Notes contain certain customary events of default, including, without limitation, a cross-default to other specified indebtedness or any other indebtedness involving an obligation of certain amount, a failure in payment of principal, as well as any bankruptcy, insolvency, reorganization event. The Oramed Note also contains additional events of default with respect to certain events relating to our obligations under that certain registration rights agreement, dated as of September 21, 2023, between us and Oramed and relating to (i) the warrants to purchase up to an aggregate of 13,000,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Penny Warrants”), that we issued to Oramed pursuant to the Scilex-Oramed SPA, (ii) the warrants to purchase up to 4,000,000 shares of Common Stock, with an exercise price of $11.50 per share (the “Transferred Warrants”), that we transferred to Oramed pursuant to the Scilex-Oramed SPA and/or (iii) the shares of Common Stock underlying the Penny Warrants or Transferred Warrants, in each case as more fully set forth in the Oramed Note.

In addition, failure to comply with the covenants under the Oramed Note could result in an event of default. The events of default include, among others, a change of control of our company. Upon an event of default, subject to notice requirements in the case of certain events of default, all amounts outstanding under the Oramed Note may become immediately due and payable. We may not have sufficient funds or may be unable to arrange for additional financing to repay such indebtedness or to make any accelerated payments, and Oramed could seek to enforce its security interests in the collateral securing such indebtedness or other remedies available to it under the Oramed Note or as provided by applicable law. Oramed could also seek to enforce the guaranty under the Subsidiary Guarantee entered into by us and each of our subsidiaries, dated as of September 21, 2023, to carry out our payment obligations under the Oramed Note. Any failure by us to comply with the obligations under the Oramed Note could have a negative effect on our business, financial condition and results of operations.

In addition, the Senior Convertible Notes prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Senior Convertible Notes under a written agreement approved by the required holders of the Senior Convertible Notes before the transaction is completed. Upon consummation of specified fundamental transactions, the successor entity must confirm that upon conversion or redemption of the Senior Convertible Notes thereafter, shares of the successor entity will be issuable upon such conversion or redemption. The holders of the Senior Convertible Notes also have certain redemption rights upon a fundamental transaction constituting a change of control.

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

The Oramed Note and Tranche B Notes impose certain operating and financial covenants and any failure to comply with such covenants could result in an event of default that could adversely affect our business, financial condition and results of operations.

We have entered into that certain Waiver under Senior Secured Promissory Note, dated November 21, 2024, with Oramed and that certain Waiver and Consent, dated November 21, 2024, with each of (i) Nomis Bay Ltd and BPY Limited, (ii) Oramed and (iii) 3i, LP, respectively, the result of which is that there is not presently an event of default under the Oramed Note and the Tranche B Notes (the “Existing Notes”) as a result of our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Q3 Form 10-Q”). If an event of default occurs under the Existing Notes (including with respect to our ability to remain listed on The Nasdaq Stock Market LLC (“Nasdaq”)), the holder of the Oramed Note could elect to immediately accelerate the due date of such note and, in the case of the Tranche B Notes, all of the holders thereof could require that we redeem such notes in accordance with the terms thereof, including any default interest rates, liquidated damages or similar penalties that would arise pursuant to the terms of such Existing Notes upon an event of default that is not cured within the applicable periods set forth in the Existing Notes.

We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness under the Existing Notes or to make any accelerated or redemption payments, and the lenders could seek to enforce their respective security interests in the collateral securing such indebtedness or other remedies available to such lenders under the Existing Notes or as provided by applicable law. The lenders could also seek to enforce the guaranty under the Subsidiary Guarantee entered into by us and each of our subsidiaries, dated as of September 21, 2023 and amended as of October 8, 2024, to carry out our payment obligations under the Existing Notes. Any failure by us to comply with the obligations under the Existing Notes could cause our stock price to decrease significantly, result in substantial dilution or cause us to be unable to raise additional capital, which could have a material negative effect on our business, financial condition and results of operations. See the risk factor titled “We may not have the ability to raise the funds necessary to settle the Oramed Note in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash” for additional information.

We may not have the ability to raise the funds necessary to settle the Oramed Note or the Senior Convertible Notes in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash upon conversion of the Senior Convertible Notes.

A change of control transaction triggers an event of default under the Oramed Note, which will result in the full unpaid principal amount of the Oramed Note, together with interest and other amounts owing in respect thereof, to the date of acceleration becoming, at the election of the holder of the Oramed Note, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Oramed Note). Similarly, a change of control transaction (including any fundamental transaction in which our successor is not a public company) triggers the redemption rights of the holders under the Senior Convertible Notes. If the Senior Convertible Notes are not retired in connection with such change of control transaction, each holder may require us to redeem in cash all, or any portion, of the Senior Convertible Notes at a 30% redemption premium to the greater of (i) the amounts then outstanding under the Senior Convertible Notes to be redeemed; (ii) the equity value of our Common Stock underlying such Senior Convertible Notes; and (iii) the equity value of the change of control consideration payable to the holders of our Common Stock underlying such Senior Convertible Notes.

In such events or in the event of any other redemption event or event of default under the Oramed Note or the Senior Convertible Notes, we may not have enough available cash or be able to obtain financing at the time we are required to pay cash with respect to the Oramed Note or the Senior Convertible Notes. In addition, our ability to pay cash upon default of the Oramed Note or the Senior Convertible Notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness.

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

As of September 30, 2024, our cash and cash equivalents were approximately $0.1 million and we had an accumulated deficit of approximately $556.6 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of approximately $556.6 million as of September 30, 2024 and approximately $490.2 million as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Risks Related to our Commercial Operations and Product Development

We obtain, or historically have obtained, our commercial supply of certain of our products, the clinical supply of our product candidates and certain of the raw materials used in our product candidates from sole or single source suppliers and manufacturers. In the event of a loss of one of these suppliers or manufacturers, or a failure by any such supplier or manufacturer to comply with FDA regulations, we may not be able to find an alternative source on commercially reasonable terms, or at all.

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

Under the Product Development Agreement and the Commercial Supply Agreement, we license the rights to ZTlido from, and rely exclusively on, Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and

Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of September 30, 2024, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of September 30, 2024, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

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

Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, solely from Genzyme Corporation (“Genzyme”) pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical and commercial supply requirements for sodium hyaluronate for at least 12 months following our expected commercial launch of SP-102 in 2027. Although we are currently in discussions with Sanofi S.A. (“Sanofi”), an affiliate of Genzyme, and are in the process of identifying and certifying new suppliers, in each case to fulfill our future supply requirements for sodium hyaluronate, we may not be able to reach agreement with Sanofi or find an alternative supplier of sodium hyaluronate on commercially reasonable terms, or at all.

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

In March 2022, we announced final results from our Phase 3 trial for SEMDEXA, which reflect positive results with respect to primary and secondary endpoints, and we intend to use the results to support a NDA submission seeking approval for the treatment of sciatica. However, the FDA may disagree with our assumptions or disagree that these results are sufficient for filing or approval of a NDA, and require us to conduct an additional Phase 3 trial before submitting a NDA. Our failure to adequately demonstrate the safety and effectiveness of our product candidates would prevent regulatory approval and, ultimately, the commercialization of that product for the proposed indication for use.

Risks Related to our Business and Operations

We may need to increase the size of our company and may not effectively manage our growth.

As of September 30, 2024, we had 117 full-time employees. We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

There is no assurance that we will complete the Business Combination with respect to the sale of our wholly owned subsidiary, Semnur, and/or our SP-102 product candidate, under the terms of the Merger Agreement or otherwise and the failure to complete the Business Combination could adversely affect our stock price and future business and financial results.

As previously announced, our Board authorized our management to explore ways in which to maximize the value of Semnur and SP-102 (SEMDEXA™), the product candidate held by Semnur, for us and our stockholders, including by way of conducting a spin-off, merger, dividend, reclassification or other similar transaction. On August 30, 2024, Semnur entered into the Semnur Merger Agreement with Denali and Denali Merger Sub in connection with a business combination (the “Business Combination”). The consummation of the Business Combination is subject to the satisfaction or waiver of a number of closing conditions of the respective parties. The completion of the Business Combination is not assured and is subject to risks, including, among others, the risk that approval of the Business Combination by Denali’s shareholders is not obtained or that other closing conditions are not satisfied. There is also no assurance the Business Combination will actually maximize the value of Semnur and/or the SP-102 asset for us or our stockholders. In addition, we will remain liable for significant transaction costs, including legal, accounting and financial advisory fees. Furthermore, the market price of our Common Stock may reflect various market assumptions as to whether the Business Combination will occur. Consequently, the failure to complete the Business Combination could result in a significant change in the market price of our Common Stock.

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

Dr. Henry Ji, who is the Executive Chairman of the Board, is also a member of the board of directors of Sorrento, and serves as the President and Chief Executive Officer of Sorrento.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to January 14, 2025, our closing stock price ranged from $0.39 to $14.80. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

On December 30, 2022, Sorrento announced that its board of directors authorized Sorrento to dividend to Sorrento equity holders of record as of January 9, 2023 an aggregate of 76,000,000 shares of our Common Stock that were held by Sorrento (the “Dividend Shares”). Such shares are subject to a lock-up restriction prohibiting the sale, pledge or other transfer until January 31, 2025.

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

We may issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our Common Stock or, alternatively, may have dividend, liquidation or other preferences to our Common Stock. The issuance of additional equity securities, whether upon conversion of the Tranche B Notes into Common Stock or pursuant to the ATM Sales Agreement, dated as of December 22, 2023, between us and B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (pursuant to which we may sell up to $170 million of shares of our Common Stock, as more fully described elsewhere in this Quarterly Report on Form 10-Q) or otherwise, will dilute the holdings of existing stockholders and may reduce the share price of our Common Stock.

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

Our failure to meet the continued listing standards of Nasdaq could result in a delisting of our Common Stock.

On November 1, 2024, we received a letter from Nasdaq notifying us that, because the closing bid price for our shares of Common Stock, has been below $1.00 per share for 30 consecutive business days, we no longer comply with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days, or until April 30, 2025, to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance with the Minimum Bid Price Requirement by April 30, 2025, we may be afforded a second 180 calendar day grace period. To qualify, we would be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement. In addition, we would be required to provide written notice of our intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary.

If it appears to the Staff that we will not be able to cure the deficiency in connection with the Minimum Bid Price Requirement, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by April 30, 2025 for the Minimum Bid Price Requirement, Nasdaq will provide written notification to us that our shares of Common Stock are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

If Nasdaq determines to delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

•
causing our shares of Common Stock to be transferred to a more limited market than Nasdaq, which could affect the market price, trading volume, liquidity and resale price of such shares;
•
causing an event of default under our existing debt instruments;
•
reducing the number of investors, including institutional investors, willing to hold or acquire our Common Stock, which could negatively impact our ability to raise equity;
•
decreasing the amount of news and analyst coverage relating to us;
•
reducing the availability of information concerning the trading prices and volume of our Common Stock
•
limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and
•
impacting our reputation and, as a consequence, our business and operations.

On November 21, 2024, we received a letter (the “Nasdaq Notice”) from Nasdaq advising us that we were not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of our failure to file the Q3 Form 10-Q in a timely manner. The Listing Rule requires listed companies to timely file all required periodic reports (the “Timely Reporting Requirement”) with the SEC Under Nasdaq rules, we have 60 calendar days from receipt of the Nasdaq Notice, or until January 20, 2025, to submit a plan to regain compliance with the Listing Rule. If Nasdaq accepts our plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Q3 Form 10-Q, or until May 19, 2025, to regain compliance. We regained compliance with the Listing Rule by filing this Quarterly Report on Form 10-Q.

We and/or our directors and officers may be subject to litigation or other actions as a result of or relating to our internal investigation and our failure to timely file this Quarterly Report on Form 10-Q with the SEC and an unfavorable outcome with respect to such matters could harm our business, financial condition and results of operations.

As previously disclosed, the audit committee of the Board recently commenced an investigation with the assistance of independent counsel with respect to an evaluation of the following contracts: (i) the Commitment Side Letter entered into with FSF 33433 LLC (a copy of which was filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 12, 2024), (ii) a distribution agreement entered into with Endeavor (“Distributor”) in June 2024, and (iii) the Satisfaction Agreement entered into with FSF 33433 LLC and Distributor (a copy of which was filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 18, 2024). The investigation relates to the accounting treatment of such contracts and related matters.

Failure to comply with applicable laws or regulations, as interpreted and applied, or our reporting obligations with the SEC could have a material adverse effect on our reputation, the price of its securities and its business, financial condition and results of operations. We cannot predict the outcome of the above-referenced matters. Our management may be required to devote significant time and attention to these matters. An unfavorable outcome could have a material adverse impact on our financial position, results of operations or liquidity or the market for its securities, and could subject we and/or our directors and officers to litigation or other actions from third parties or regulatory bodies related to the above-referenced matters.

As a result of our failure to timely file this Quarterly Report on Form 10-Q, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

As a result of our failure to timely file this Quarterly Report on Form 10-Q, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise necessary capital to repay our debt obligations as they become due, pursue acquisition and development opportunities, and execute our business strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use a registration statement on Form S-3, we may experience delays in the offering process due to SEC review of a registration statement on Form S-1, experience downward pressure on our share price given that we will have to disclose the offering prior to formal commencement, and incur increased offering and transaction costs. If we are unable to raise capital through a registered offering, we would be required to conduct financing transactions on a private placement basis, subject to pricing, size and other limitations for equity raises under Nasdaq rules, or seek other sources of capital, which are not guaranteed. The foregoing limitations on our financing approaches could impair our ability to raise capital on terms favorable to us, in a timely manner or at all, which could have a material adverse effect on our results of operations, liquidity and financial position.

Assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use Form S-3 is February 1, 2026.

Our Warrants are exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of September 30, 2024, outstanding SPAC Warrants (as defined below) to purchase an aggregate of 6,958,309 shares of our Common Stock are exercisable in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $11.50 per share. “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that entitle the holder of each whole warrant to purchase one Vickers ordinary share at a price of $11.50 per share (the “Public Warrants”), and (ii) the 6,840,000 warrants sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 were subsequently forfeited and 3,104,000 were transferred to Sorrento, in each case in connection with the Business Combination) (the “Private Warrants”).

As of September 30, 2024, (i) outstanding Penny Warrants to purchase an aggregate of 6,500,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $0.01 per share; (ii) outstanding Firm Warrants to purchase an aggregate of 5,568,153 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.70 per share; (iii) outstanding Representative Warrants to purchase an aggregate of 470,588 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $2.125 per share; (iv) outstanding Deposit Warrant and Fee Warrant to purchase an aggregate of 3,500,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.20 per share, (v) outstanding RDO Common Warrants to purchase an aggregate of 15,000,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.10 per share and (vi) outstanding Placement Agent Warrants to purchase an aggregate of 1,200,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.25 per share.

On October 8, 2024, we issued the October Common Warrants to purchase an aggregate of 3,750,000 shares of Common Stock, which are exercisable as of the date of this Quarterly Report on Form 10-Q. On the same date, we also issued the October Placement Agent Warrants to purchase an aggregate of 3,669,724 shares of Common Stock, which will become exercisable 180 days following the date of issuance. The exercise price of both the October Common Warrants and the October Placement Agent Warrants was initially $1.09 per share (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December RDO in accordance with the terms of such warrants).

On December 13, 2024, we issued the Pre-Funded Warrants to purchase an aggregate of 2,401,132 shares of Common Stock, which have been fully exercised as of the date of this Quarterly Report on Form 10-Q. On the same date, we also issued the December Common Warrants to purchase an aggregate of 57,512,958 shares of Common Stock and the StockBlock Warrants to purchase an aggregate of 4,601,036 shares of Common Stock, which will become exercisable 180 days following the date of issuance. The exercise price of both the December Common Warrants and the StockBlock Warrants is $$0.649 per share and $0.7375 per share, respectively.

To the extent the SPAC Warrants, the Penny Warrants, the Firm Warrants, the Representative Warrants, the Deposit Warrant, the Fee Warrant, the RDO Common Warrants, the Placement Agent Warrants, the October Common Warrants, the October Placement Agent Warrants, the December Common Warrants and/or the StockBlock Warrants (collectively, the “Warrants”) are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. With respect to the SPAC Warrants, there is no guarantee that the SPAC Warrants will ever be in the money prior to their expiration, and as such, the SPAC Warrants may expire worthless. See below risk factor, “The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.”

The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.

As of September 30, 2024, the exercise price for our SPAC Warrants is $11.50 per share of Common Stock. On January 14, 2025, the closing price of our Common Stock on the Nasdaq Capital Market was $0.45. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 16, 2024, we issued a warrant to purchase up to an aggregate of 250,000 shares of Common Stock (the “Fee Warrant”) pursuant to the Letter Agreement that we entered into with IVI 66766 LLC, a Delaware limited liability company, dated July 16, 2024. The exercise price of the Fee Warrant is $1.20 per share. We will receive up to $0.3 million from the exercise of the Fee Warrant, assuming the exercise in full of the Fee Warrant for cash.

The issuance of the Fee Warrant was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on November 20, 2024, in order to complete its review of the Company’s condensed consolidated financial statements as of, and for the period ended, September 30, 2024 (the “Q3 Financials”), the Company’s then-current independent registered public accounting firm, Ernst & Young LLP (“EY”), requested that the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) conduct an investigation with respect to certain contracts entered into by the Company in June 2024 and September 2024, the accounting treatment for such contracts, and related matters that may have impacted EY’s willingness to rely on management’s representations in connection with its review of the Q3 Financials. The contracts are comprised of the Commitment Side Letter entered into with FSF 33433 LLC (a copy of which was filed with the Securities and Exchange Commission (“SEC”) as an exhibit to the Company’s Current Report on Form 8-K filed on June 12, 2024), a distribution agreement entered into with Endeavor Distribution LLC (“Distributor”) in June 2024, and the Satisfaction Agreement entered into with FSF 33433 LLC and Distributor (a copy of which was filed with the SEC as an exhibit to the Company’s Current Report on Form 8-K filed on September 18, 2024) (collectively, the “Subject Contracts”). As two of the contracts were entered into during the Company’s second fiscal quarter of 2024, the investigation of such contracts could have impacted the Company’s condensed consolidated financial statements as of, and for the quarter ended, June 30, 2024, which are included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024 (the “Q2 Form 10-Q”).

Also as previously disclosed, on November 19, 2024, the Audit Committee dismissed EY and, on December 5, 2024, engaged BPM LLP (“BPM”) as its new independent registered public accounting firm.

Following its engagement, BPM conducted a thorough onboarding process and review of the Company’s financial information, including a review of the Subject Contracts, the accounting treatment thereof and related matters.

On January 15, 2025, based on the preliminary findings from the internal investigation conducted prior to the engagement of BPM and taking into account the processes that the Audit Committee undertakes as part of its quarterly review process and its approval of the inclusion of the Q3 Financials in this Form 10-Q, which such activities did not reveal any fraud or other matter of concern, including with respect to management’s integrity, or the Company’s prior consolidated financial statements filed with the Securities and Exchange Commission, the Audit Committee determined to conclude the internal investigation.

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

2.7#

Agreement and Plan of Merger, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

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

3.3

Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock of Scilex Holding Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 28, 2024).

3.4	Bylaws of Scilex Holding Company (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

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

4.10

Warrant to Purchase Common Stock, issued to IVI 66766 LLC on July 16, 2024 (incorporated by reference to Exhibit 4.9 of our Registration Statement on Form S-3 (File No. 333-280882), filed with the SEC on July 18, 2024).

4.11

Form of Tranche B Senior Secured Convertible Note issued by Scilex Holding Company. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

4.12

Form of Warrant to Purchase Common Stock issued by Scilex Holding Company. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

4.13

Form of Placement Agent Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

4.14	Form of Pre-Funded Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.15	Form of Common Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.16	Form of StockBlock Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.17

Amendment No. 1 to Common Stock Purchase Warrant, dated December 11, 2024, between Scilex Holding Company and the investor named therein (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

10.1^

Sponsor Support Agreement, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.2#

Company Stockholder Support Agreement, dated as of August 30, 2024, by and among Scilex Holding Company, Semnur Pharmaceuticals, Inc. and Denali Capital Acquisition Corp. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.3#

Sponsor Interest Purchase Agreement, dated as of August 30, 2024, by and between Denali Capital Global Investments LLC and Scilex Holding Company. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.4#

Contribution and Satisfaction of Indebtedness Agreement, dated as of August 30, 2024 by and between Scilex Holding Company and Semnur Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.5

Stockholder Agreement, dated as of August 30, 2024, by and between Denali Capital Acquisition Corp. and Scilex Holding Company (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No.001-39852), filed with the SEC on September 3, 2024).

Exhibit Number	Description
10.6

Letter Agreement, dated as of August 30, 2024, by and between Oramed Pharmaceuticals, Inc. and Scilex Holding Company. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.7

Satisfaction Agreement, dated as of September 17, 2024, by and among Endeavor Distribution LLC, FSF 33433 LLC and Scilex Holding Company. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 18, 2024).

10.8

Letter Agreement, dated as of September 20, 2024, by and between Oramed Pharmaceuticals Inc. and Scilex Holding Company. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 23, 2024).

10.9

Consent and Side Letter, dated October 2, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 7, 2024).

10.10#

Securities Purchase Agreement, dated October 7, 2024, by and between Scilex Holding Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.11#

Amendment No. 1 to Scilex-Oramed SPA, dated October 8, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.12#

Purchase and Sale Agreement, dated October 8, 2024, by and among Scilex Holding Company, Silex Pharmaceuticals Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.13#

Security Agreement, dated October 8, 2024, by and among Scilex Pharmaceuticals Inc., and the purchasers signatory thereto (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.14

Subordination Agreement, dated October 8, 2024, by and among Scilex Pharmaceuticals Inc., Acquiom Agency Services LLC and other signatories thereto (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.15#

Consent and Amendment, dated as of October 8, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.16

Subsidiary Guarantee Amendment, dated October 8, 2024, made by certain of the Company’s subsidiaries in favor of the holders of that certain Tranche A Note (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.17

Amended and Restated Security Agreement, dated October 8, 2024, by and among Scilex Holding Company, the Subsidiaries of the Company party thereto, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.18#

Rest of World License Term Sheet, dated October 8, 2024, between Oramed Pharmaceuticals, Inc., Scilex Holding Company and the other parties signatories thereto (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.19

Waiver and Consent under Senior Secured Promissory Note, dated November 21, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 22, 2024).

10.20

Waiver and Consent to Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated November 21, 2024, by and among Scilex Holding Company, Nomis Bay Ltd and BPY Limited (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 22, 2024).

10.21

Waiver and Consent to Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated November 21, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by

Exhibit Number	Description
reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 22, 2024).

10.22

Waiver and Consent to Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated November 21, 2024, by and among Scilex Holding Company and 3i, LP (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 22, 2024).

10.23

Consent under Securities Purchase Agreement and Senior Secured Promissory Note, dated December 9, 2024, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 10. 2024).

10.24

Consent under Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated December 9, 2024, by and among Scilex Holding Company, Nomis Bay Ltd, BPY Limited, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 10, 2024).

10.25

Consent under Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated December 9, 2024, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 10, 2024).

10.26

Consent under Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated December 9, 2024, by and among Scilex Holding Company, 3i, LP, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 10, 2024).

10.27

Form of Securities Purchase Agreement, dated December 11, 2024, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

10.28

Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, Nomis Bay Ltd, BPY Limited, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 3, 2024).

10.29

Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 3, 2024).

10.30

Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, 3i, LP, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 3, 2024).

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

January 17, 2025	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

January 17, 2025

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)