Form 10-K
period 2024-12-31
Scilex Holding Co
filed 2025-03-31
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Based upon the closing sale price of the registrant’s common stock on June 30, 2024 (the last trading day of the registrant’s second fiscal quarter of 2024), as reported on the Nasdaq Capital Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $233.12 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 25, 2025, the registrant had 243,312,885 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SCILEX HOLDING COMPANY

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2024

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
•
our expected use of proceeds from future issuances of equity or convertible debt securities;
•
our future financial performance, including our revenue, costs of revenue and operating expenses;
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
•
our ability to obtain and maintain regulatory approval of any of our products and product candidates;
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

Our commercial products are: (i) ZTlido® (lidocaine topical system) 1.8%, a prescription lidocaine topical product approved by the U.S. Food and Drug Administration (the “FDA”) for the relief of neuropathic pain associated with postherpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain; (ii) ELYXYB®, a potential first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults; and (iii) GLOPERBA®, the first and only liquid oral version of the anti-gout medicine colchicine indicated for the prophylaxis of painful gout flares in adults, which launched in June 2024. In addition, we have three product candidates: (i) SP-102 (10 mg, dexamethasone sodium phosphate viscous gel) (“SEMDEXA™”), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica for which we have completed a Phase 3 study; (ii) SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of acute pain and for which we have completed a Phase 2 trial in acute low back pain (“LBP”); and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed. We believe our currently approved products and future product candidates, if approved by the FDA, could uniquely address what we believe are the significant unmet needs of the targeted populations and become the preferred treatment option for their respective indications.

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

Our Products

We launched our first commercial product, ZTlido® (lidocaine topical system) 1.8% in October 2018. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. ZTlido is a single-layer, drug-in-adhesive topical delivery system comprised of an adhesive material containing 36 mg lidocaine, which is applied to a pliable nonwoven cloth backing and covered with a polyethylene terephthalate film release liner. ZTlido is commercially manufactured for us by Oishi Koseido Co., Ltd. (“Oishi”) in Japan. We license the rights to ZTlido from and rely exclusively on Oishi and Itochu Chemical Frontier Corporation (“Itochu”) pursuant to the Product Development Agreement (the “Product Development Agreement”) dated as of May 11, 2011, by and among Scilex Pharmaceuticals Inc., our wholly owned subsidiary (“Scilex Pharma”), Oishi and Itochu, and the Commercial Supply Agreement (the “Commercial Supply Agreement”), dated as of February 16, 2017, by and among Scilex Pharma, Oishi and Itochu. We have exclusive worldwide rights to Oishi’s proprietary formulation and manufacturing technologies except with respect to Japan. In 2024, there were more than 206 million prescription lidocaine patches sold in the United States, according to Symphony Healthcare.

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

We launched our third commercial product, GLOPERBA, in June 2024. We acquired certain rights to GLOPERBA and the exclusive license to use the trademark “GLOPERBA®”, pursuant to a License and Commercialization Agreement we entered into with RxOmeg Therapeutics LLC (a/k/a Romeg Therapeutics, LLC) (“Romeg”), dated as of June 14, 2022, which agreement was subsequently amended on January 16, 2025 (such agreement, as so amended, the “Romeg License Agreement”). GLOPERBA is an FDA-approved, liquid, oral medication for the treatment of gout in adults. Gout is a painful arthritic disorder affecting an estimated 9.2 million people in the United

States. Gout pain can be excruciating and is a form of inflammatory arthritis that develops in some people who have high levels of uric acid in their blood. It can cause sudden severe episodes of pain and can be disabling with tenderness, warmth and swelling. Non-steroidal anti-inflammatory drugs, colchicine and corticosteroids are used a majority of time as the first line to treat acute gout. The U.S. is observed to have a high prevalence of gout, owing to lifestyle issues such as high alcohol intake, obesity, and smoking. We commercialized GLOPERBA in June 2024 and believe we are well positioned to market and distribute the product. We have a direct distribution network to national and regional wholesalers and pharmacies throughout the U.S. For more information, please see the section titled “Business — Material Agreements — Romeg License and Commercialization Agreement.”

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

Our Strategy

Our vision is to become the leading pain management company delivering novel non-opioid and non-addictive treatments to provide safe, effective and durable relief of multiple pain conditions. To accomplish this, the principal elements of our strategy are the following:

•
Maximize the commercial potential of ZTlido®. We have assembled an integrated commercial organization using a dedicated sales force and sales management team, marketing and managed care capabilities to support continued

uptake of ZTlido. We leverage a sales force of over 70 people, targeting over 10,000 primary care physicians, pain specialists, neurologists, rheumatologist, and palliative care physicians who we believe treat the majority of PHN patients. Additionally, we are utilizing direct-to-patient marketing strategies to expand awareness and utilization of ZTlido. Our managed healthcare account executives have extensive experience in negotiating contracts and have already achieved significant uptake by adding ZTlido to key formularies such as CVS Caremark/Aetna Commercial, Cigna HealthCare (commercial and Medicare plans), Express Scripts (commercial), United Healthcare Commercial, Optum Rx Select Commercial, Anthem Blue Cross Blue Shield (“BCBS”), BCBS Louisiana and Kansas, Lifetime/Excellus BCBS, MedImpact, CareFirst, Elixir Commercial and Medicaid in California, Florida, Idaho, and North Dakota.
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

•
Commercialize and successfully continue launch of GLOPERBA® for gout in the U.S. We will utilize our current commercial infrastructure comprised of our sales, marketing, and managed health care functions to promote GLOPERBA® for gout to approximately 3,000 HCPs in the U.S. market. We anticipate a good degree of overlap between the current HCPs that we target and HCPs who prescribe colchicine for gout, allowing for efficient dual promotion of GLOPERBA and ZTlido. The principal elements of the GLOPERBA strategy are as follows:

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

•
Develop and commercialize SEMDEXATM as a novel epidural injection for the first approved treatment of sciatica. We are developing SEMDEXA to address the limitations associated with the available corticosteroid epidural injectable products that are used off-label. Many of these products contain potentially neurotoxic preservatives and particulates, and are administered over 12 million times annually despite a warning on the label of serious neurologic complications, including loss of vision, stroke, paralysis and death. These products carry warnings required by the FDA that the safety and efficacy of epidural administration has not been established. SEMDEXA has received fast track designation from the FDA and, if approved, could become the first FDA-approved epidural steroid product with long-term patent protection, which we also believe would create significant barriers to entry. Although such designation has been granted, it may not lead to a faster development or regulatory review process and such designation does not increase the likelihood that SEMDEXA will receive marketing approval. Due to the novelty of our formulation as well as the associated patents and trade secrets, future potential competitors could be required to conduct extensive preclinical studies and costly comparative clinical trials. A full 6-month data analysis was completed in February 2022 and we have completed a pivotal Phase 3 study with final results received in March 2022, which results reflect achievement of primary and secondary endpoints. We have extensive clinical and pre-clinical data (including those obtained from multiple Phase 2 clinical trials) with the novel viscous gel formulation of SP-102. We also presented the pivotal Phase 3 trial results at the American Society of Interventional Pain Physicians annual meeting in Las Vegas, Nevada in May 2022.

•
Pursue clinical development of SP-103 for the first approved topical treatment in patients with acute pain. We are developing SP-103 as a triple-strength lidocaine topical system for the treatment of acute pain, to be used where we believe a high-dose strength and superior adhesive qualities of a topical system may provide a greater therapeutic benefit than currently available therapies. SP-103 is designed to use ZTlido’s delivery and adhesion technology to deliver a dose of lidocaine that is three times higher than any other approved lidocaine topical products. We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. The increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. SP-103 received FDA Fast Track status in LBP. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study of ZTlido in patients with chronic neck pain completed in the second half of 2023, which also has shown promising top-line efficacy and safety results. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of acute pain.

•
Pursue clinical development of SP-104 for the treatment of fibromyalgia, which has very few approved therapies that are marginally effective and have unpleasant side-effects. We are developing SP-104 for fibromyalgia. Low-dose naltrexone hydrochloride delayed-release capsules are routinely used off-label to treat fibromyalgia and other chronic pain conditions such as complex regional pain. SP-104 addresses the shortcomings of using the high-dose commercial products and pharmacy-compounded products by delivering a low-dose of naltrexone hydrochloride (approximately 11 times less than the commercial product) in a delayed-release formulation that bypasses the stomach and releases the drug in the gut (upper intestine). These product characteristics mitigate against the known safety issues associated with the high-dose commercial products and immediate release pharmacy-compounded products, and the overall reliability issues associated with pharmacy-compounded products. SP-104 has completed two Phase 1 studies to characterize the pharmacokinetics (“PK”) and safety of the product.

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

Jaisim Shah has over 30 years of industry success in leading product development and commercializing innovative therapies and creating companies, with documented success in development and commercialization of some of today’s most recognized pharmaceutical brands. He is a seasoned life science executive and board director with extensive accomplishments at Scilex, Bristol-Myers Squibb, Roche, PDL Biopharma, Pfizer, and start-ups such as Elevation. Mr. Shah has served as our Chief Executive Officer and President and as a member of our board of directors since the closing of the business combination in November 2022. He has also served as Chief Executive Officer and President of Legacy Scilex and Scilex Pharma since March 2019 and as a member of the board of directors of Scilex

Pharmaceuticals, Inc., our wholly owned subsidiary (“Scilex Pharma”), since November 2016. Mr. Shah has served as Chief Executive Officer and President of Semnur Pharmaceuticals since its inception in 2013. Mr. Shah served as Chief Business Officer of Elevation Pharmaceuticals where he focused on financing, business strategy, mergers and acquisitions, and business development. He led the sale of Elevation to Sunovion Pharmaceuticals in 2012. At Facet Biotech and PDL BioPharma, he served from 2000 to 2009 as Chief Business Officer and also held the position of senior vice president of marketing and medical affairs. During this time, he completed numerous licensing/partnering and strategic transactions including with Roche, Bristol-Myers Squibb, Otsuka, and Biogen Idec. His leadership in marketing and portfolio management, including leading the commercial enterprise, helped the company make large improvements to meet its profitability potential. At Bristol-Myers Squibb, as vice president of global marketing from 1997 to 2000, Mr. Shah received the “Presidents Award” for completing one of the most significant collaborations in the company’s history. He has played a key role in the formulation of long-range plans and pre-launch and launch strategies for brands such as Abilify®, Pegasys®, and Rituxan/MabThera®, each of which have generated well over $1 billion in sales. Dr. Henry Ji is the holder of several issued and pending patents in the life science research field. Our Chief Financial Officer, Stephen Ma, has more than 15 years of finance and operational expertise across pharmaceuticals and venture-backed biotechnology companies. Our research efforts are guided by highly experienced scientists and experts. Our management team contributes a diverse range of experiences from leading biopharmaceutical companies, including Allergan, Inc., Bristol-Myers Squibb Company, Teva Pharmaceuticals Industries Ltd., Novartis Pharmaceuticals, Cephalon, Inc., Roche AG, PDL BioPharma, Inc., Xenoport, Inc. and Chiron Corp. With this leadership, we believe we are well positioned to achieve our vision of becoming the leading pain management company delivering novel non-opioid and non-addictive treatments aiming to provide safe, effective and durable relief of multiple pain conditions.

In addition, we are supported by impressive teams across all levels of the organization. We hire and develop world-class talent from diverse backgrounds in biopharma, academia, technology and finance to ensure we have all of the capabilities to design and deliver first-class pain management therapies.

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

In 2024, there were more than 206 million prescription lidocaine patches sold in the United States, according to Symphony Healthcare. Of this number of prescriptions, there are only six main lidocaine patch manufacturers, which accounted for approximately 90% of the total prescriptions, according to Symphony Healthcare. We believe that the PHN market will continue to expand with the introduction of our lidocaine topical system, ZTlido, which is supported by our commercial organization, by prescribing trends away from opioid use, and by continued growth in the population of patients aged 45 years and older who are at greater risk of suffering from PHN. Unlike Lidoderm, the FDA has not determined that any other products are therapeutically equivalent to ZTlido, and accordingly, a prescription for ZTlido may not be able to be substituted by a generic product.

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

SP-102 (SEMDEXA)

SP-102 (SEMDEXA) is a pivotal Phase 3, novel, injectable viscous gel formulation of a widely used corticosteroid for epidural injections to treat sciatica. No ESIs are currently approved by the FDA.

Sciatica Market Overview

A particularly debilitating complication of back pathology is sciatica, which is a condition caused by mechanical compression of the nerve root, or by the effects of inflammatory mediators arising from a degenerative disc that results in inflammation and damage to the nerve roots. This nerve root compression in the lumbar segment of the spine causes shock-like or burning LBP combined with pain radiating down along the sciatic nerve through the buttocks and down one leg, sometimes reaching the foot. This often severe and debilitating leg pain is usually associated with symptoms of neuropathy-like numbness and tingling. The estimated lifetime incidence of sciatica ranges from 13% to 40% of the U.S. population, and about one-third of these cases will develop symptoms lasting over a year. According to a report by Decision Resources Group, it was estimated that over 4.8 million patients would suffer from sciatica in the United States in 2024.

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

Patients with sciatica have a wide range of invasive and non-invasive treatment options. Surgical intervention options include vertebroplasty, spinal laminectomy, discectomy, microdiscectomy, foraminotomy, intradiscal electrothermal therapy, nucleoplasty, radiofrequency denervation, spinal fusion and artificial disc replacement. These options are generally the last line of treatment because they can result in prolonged recovery time, may not be successful in reducing pain or addressing the underlying cause, and may result in permanent loss of flexibility. For these reasons, less invasive interventions are usually implemented first. Less invasive interventions may include (i) nonpharmacological therapies such as physical therapy, stretching exercises, spinal manipulations or chiropractic therapy, traction, acupuncture, transcutaneous electrical nerve stimulation, and biofeedback; (ii) oral pharmaceutical therapies such as

NSAIDs, muscle relaxants, opiates, antidepressants, and anticonvulsants; and (iii) injectable pharmaceutical therapies such as off-label use of ESIs or nerve blocks.

ESIs for various back pain syndromes are one of the most common procedures performed in the United States and lumbosacral radicular ESI procedures represent 88% of total ESI procedures. ESIs are used when a patient’s pain is inadequately controlled with oral pain medications, topical systems or interventions such as physical therapy. ESIs have demonstrated efficacy in reducing pain, restoring function, reducing the need for other health care and avoiding back surgery. However, in addition to not being FDA-approved for the treatment of sciatica, currently-used ESIs also present various risks and challenges.

When administering an ESI, many physicians use a particulate steroid (including methylprednisolone acetate, triamcinolone acetonide, or betamethasone sodium phosphate or betamethasone sodium acetate) instead of a non-particulate steroid (dexamethasone sodium phosphate) because early studies suggested that the duration of pain relief was longer with the particulates and fewer repeat injections were required, even though dexamethasone is considered an otherwise potent and therapeutically beneficial therapy. Particulate in injectable products is defined as extraneous undissolved particles present in injectable solution products. An example of such particulate is precipitate of insoluble drug product form, or suspended drug particle. These steroid particles or their aggregates have at least two mechanisms for neurological damage: (1) they can act as emboli if injected into an artery and are of sufficient size to block small terminal arterioles supplying the brain or spinal cord; and (2) several particulate steroids have an immediate and massive effect on microvascular perfusion because of formation of red blood cell aggregates. These emboli can cause rare but catastrophic neurologic injuries including stroke and spinal cord injury that can result in increased pain, severe permanent disability or death. In addition, fungal meningitis has occurred from the injection of steroids manufactured in a compounding pharmacy that did not adhere to sterility standards.

The FDA has been evaluating serious neurologic events with ESIs since 2009, and in 2014, the FDA required a class warning on the currently off-label use of injectable corticosteroids to include information about the risk of serious neurologic events with ESIs. The warning on product labels for all injectable glucocorticoids states that the product is to be used for intramuscular or intravenous purposes only, and specifically includes a warning for serious neurologic adverse reactions with epidural administration. These serious neurologic events have been reported with and without the use of fluoroscopy. The class warning also includes a statement that safety and effectiveness of epidural administration of these corticosteroids have not been established.

Certain third-party payors have also provided limited coverage of ESIs to date. Based on coverage criteria established by different health care plans and certain Medicare Administrative Contractors, an ESI is considered medically necessary and therefore reimbursable only when certain specific criteria are met.

Our Solution

We are developing SP-102 to address problems associated with currently available corticosteroid products that are used in practice but not approved for epidural injection or the treatment of sciatica. SP-102 is a Phase 3 sterile dexamethasone sodium phosphate viscous gel formulation of 10 mg dexamethasone at a 5 mg/mL concentration in a pre-filled glass syringe for delivery via an epidural injection. SP-102 allows for the use of the potent dexamethasone and provides for longer residency time at the site of injection through the use of a viscous excipient in lieu of particulates. The product is also formulated without the use of preservatives and packaged in a pre-filled syringe, so as to confer greater physician convenience.

Currently-used steroids carry a class warning and are not approved to be administered epidurally for the treatment of sciatica. In fact, there are further warnings that the safety and efficacy of the use of these products following epidural administration has not been established. Their formulations include neurotoxic preservatives, surfactants, suspensions or particulates that carry risks of serious neurologic complications. Unlike currently-used steroids, SP-102 does not contain neurotoxic preservatives, surfactants, suspensions or particulates that carry risk of serious neurologic complications, which we believe may improve tolerability and the extent of pain relief. By using dexamethasone sodium phosphate, the soluble form of the potent dexamethasone, we believe SP-102 may substantially reduce the risk of embolic events in case of inadvertent intra-arterial administration and enable repeat injections. We expect the injectable viscous gel product, SP-102, which uses a biocompatible, biodegradable, novel excipient and is protected by multiple patents and patent applications and trade secrets, to prolong the residence time at the injection site and result in extended local activity. We believe SP-102, if successfully developed and approved, has the potential to reduce the disability related to lumbosacral radicular pain and help delay or avoid spine surgery.

If approved, SP-102 could become the first FDA-approved ESI product for sciatica. We believe an FDA-approved therapy for the treatment of sciatica could potentially benefit from first-to-market advantage if it can be shown to reduce or delay the need for expensive and potentially risky interventions such as spinal surgery and decrease the use of opioids. SP-102 benefits from our substantial intellectual property portfolio and other technical barriers to entry for potential competitors. Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, from Genzyme pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical and commercial supply requirements for sodium hyaluronate for at least 12 months following our expected commercial launch of SP-102 in 2027. We are currently in discussions with Sanofi, an affiliate of Genzyme, and are in the process of identifying and certifying new suppliers, in each case to fulfill our future supply requirements for sodium hyaluronate. Our complex manufacturing process, specialized equipment and know-how for sterile viscous product candidates are also key to our competitive edge.

We have completed a pivotal Phase 3 Corticosteroid Lumbar Epidural Analgesia Radiculopathy (“CLEAR”) trial (NCT03372161), which was designed to evaluate the tolerability and clinical benefit of SP-102 in the proposed indication (i.e., treatment of LRP). The CLEAR clinical trial is a randomized, double-blind, placebo-controlled, multicenter Phase 3 trial that enrolled 401 subjects with LRP at over 40 clinical sites across the United States, with a primary objective to evaluate the analgesic effect on average in the affected leg pain (as measured by the Numeric Pain Rating Scale (“NPRS”) in the affected leg) following a single epidural transforaminal (TF) injection of SP-102, compared to an intramuscular (i.e., the posterior multifidus muscle) injection of placebo over four weeks. After the primary Week Four analysis period, and if the subject continued to experience leg pain, a repeat injection of open-label SP-102 was made optional at the investigator’s discretion.

SP-103 (lidocaine topical system) 5.4%

We are developing SP-103 to be a triple-strength, non-aqueous lidocaine topical system for the treatment of acute pain. SP-103 leverages the same adhesive drug delivery formulation and manufacturing as ZTlido along with comparable backing material, perforated release liner and container-closure system. The increase in drug load is offset by a corresponding decrease in the adhesive diluent.

Our Solution

Our triple-strength SP-103 is an investigational, non-aqueous lidocaine topical system undergoing clinical development in acute pain. If approved, we believe that SP-103 could become the lidocaine topical product for acute pain indications. This program builds on the learning from ZTlido because both products share the same superior adhesion and superior drug delivery formulation and manufacturing technology. We are developing SP-103 to deliver a dose of lidocaine that is at least three times higher than any approved lidocaine topical products (including the approved ZTlido, which has a drug load of 36 mg lidocaine). We manufacture SP-103 to have a drug load of 108 mg lidocaine in a similar superior adhesion as ZTlido, along with comparable backing material, perforated release liner and container-closure system.

SP-103 has demonstrated delivery of three times the level of drug of ZTlido, and consequently delivers three times the level of drug of Lidoderm and associated generics by extrapolation. SP-103 has been granted fast track designation by the FDA in LBP. We believe SP-103, if successfully developed and approved, may be able to address the limitations of prescription lidocaine patches in treating acute pain by delivering a higher dose of lidocaine to the application site, but with systemic exposure of the drug remaining well below established safety thresholds. SP-103 has three times the drug load of ZTlido (108 mg versus 36 mg) in the adhesive system and can potentially deliver three times the level of the drug within a targeted area, with the convenience of a single topical system. This level of dosage for SP-103 is comparable to the maximum approved daily dosage of ZTlido, or three topical systems for up to 12 hours during a 24-hour period. By contrast, delivering higher levels of drug with other lidocaine patches is encumbered by the underlying hydrogel technology that constrains the level of drug that can be loaded into the adhesive of those products. The level of drug product in such patches can be increased only with a thicker adhesive layer, which can result in a loss of adhesion performance and flexibility. Further, increasing product dimensions can allow delivery of the drug over a larger area, but does not increase drug delivery to a localized area under the topical system.

We believe the acute pain market presents an attractive commercial opportunity due to the large patient population, lack of any approved drugs and high level of unmet medical need. We believe developing and commercializing a topical non-opioid product targeting this segment of the pain population represents a commercially attractive strategy.

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

While lidocaine patches have certain advantages over the treatment alternatives discussed above, certain patches have limitations that may impact efficacy. For example, poor adhesion of the patch is a leading problem for topical lidocaine patches cited in the FAERS. Because the drug is incorporated in the adhesive for these products, patches must maintain adhesion or risk compromising the ability to deliver their full drug dose. As a result, establishing strong adhesion is a key factor for patient compliance and satisfaction. In draft guidance issued in July 2021, the FDA recommended that developers of topical and TDSs conduct studies to characterize the adhesion performance of the product with suggested data requirements. Likewise, the FDA issued draft guidance in October 2018 outlining the adhesion data requirements for generic TDSs. This guidance, along with Scilex’s past experience with regulatory agencies, shows the FDA’s interest and the importance of adhesion performance of these products. Since SP-103 uses the same technology as ZTlido, we anticipate that SP-103 will have similar superior adhesive properties.

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

We are committed to developing SP-104 for fibromyalgia. Phase 1 studies are designed to characterize the PK and safety profile of SP-104. If successful, we believe SP-104 can become a pivotal treatment for management of fibromyalgia, which represents a large commercial opportunity with high unmet demands.

Commercialization and Market Access

Sales & Marketing

We have built a robust and integrated commercial infrastructure using a dedicated sales force and sales management, marketing and managed care capabilities, to maximize the potential of our three current marketed products, ZTlido, ELYXYB and GLOPERBA, and to commercialize our product candidates, if approved. We are focused on achieving accelerated sales growth and increased market uptake for ZTlido in the topical lidocaine product market, where we believe we have the only actively promoted product, ELYXYB in the migraine market, and GLOPERBA in the grout market. Our dedicated sales force of over 70 people has broad experience in pain management and is exclusively focused on promoting ZTlido, ELYXYB and GLOPERBA. Our sales representatives leverage their established relationships to call on over 10,000 target pain specialists, neurologists, select primary care providers and palliative care physicians who Scilex believes treat the majority of PHN patients and migraine patients. We believe these same call points provide treatment for the sciatica, acute LBP, and acute pain patients that could benefit from SEMDEXA and SP-103, if approved. Our sales representatives typically have over 10 years of experience in promoting a broad scope of pain management products that Scilex intends to leverage as our product candidates are commercialized.

As of December 31, 2024, ZTlido had gained approximately 9.2% market share of the lidocaine patch prescription market across the territories we cover in the United States. The total prescriptions of ZTlido for the year ended December 31, 2024 grew by approximately 2.4% over the year ended December 31, 2023, according to Symphony Healthcare’s national prescription data. Our experienced sales representatives and managers are supported by our marketing team, whose members have successfully launched over 20 products with large pharmaceutical, biotechnology and specialty pharmaceutical companies. Our marketing team has developed a multi-channel marketing strategy to promote the continued uptake of ZTlido by highlighting its significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We are also promoting ZTlido with a marketing campaign that engages patients seeking relief for neuropathic pain associated with PHN through social media and medical and consumer journals. Further, our marketing function is supported by an experienced analytics team that leverages its experience in forecasting and analytics to draw insights from healthcare databases to inform our marketing strategy. As part of our broader commercial strategy, our marketing analytics team is conducting market research to support the launch of SP-102, SP-103 and SP-104, if any of these candidates is approved. We believe that our sales force, supporting commercial infrastructure and established relationships with our targeted physician audience will provide a strategic advantage in pursuing potential partnerships to commercialize other non-opioid pain management therapeutics.

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

SP-102 (SEMDEXA)

We have completed a Phase 3 pivotal study of SP-102. The CLEAR study is a randomized, double-blind, placebo-controlled Phase 3 trial that enrolled 401 patients with sciatica to compare the epidural administration of SP-102 to placebo. We announced final results from this study in March 2022. We also presented the pivotal Phase 3 trial results at the American Society of Interventional Pain Physicians annual meeting in Las Vegas, Nevada in May 2022.

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

The primary objective of this study was to evaluate the analgesic effect of SP-102 on average leg pain, measured using the NPRS following a single transforaminal injection. These results were compared to an intra-muscular injection of placebo over a four-week period. The secondary objectives of this study include (i) evaluation of the degree of disability over time as measured by the Oswestry Disability Index; (ii) characterization of the change of the subject’s radiculopathy symptoms and overall condition, using a combination of PainDETECT, modified Brief Pain Inventory, Clinical Global Impression of Change, and Patient Global Impression of Change and (iii) evaluation of the safety of a single and repeat SP-102 injection.

Schematic of CLEAR - SP-102 (SEMDEXA) Phase 3 Pivotal Trial

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

The Phase 3 CLEAR trial summary results, which results reflect achievement of primary and majority of secondary endpoints, are as follows:

•
For the intent-to-treat (“ITT”) population, the primary endpoint of change in average daily NPRS pain in the affected leg over four weeks following the initial injection of SP-102 demonstrated least square (“LS”) mean treatment difference (standard error (“SE”)) of -0.52 (0.163) units [95% confidence interval (“CI”): -0.84, - 0.20] compared to placebo (P=0.002). The change from baseline to Week Four in the mean daily average NPRS pain score (standard deviation (“SD”)) in the affected leg was -1.81 (1.896) for SP-102 versus -1.29 (1.814) in the placebo group. The calculated standardized effect size (Cohen’s D calculated as the group mean difference divided by the pooled standard deviation) associated with the ITT population is 0.28. A statistically significant difference in the mean daily average NPRS pain change between SP-102 and placebo was observed at Week One with a mean change from baseline of -1.49 (1.519) for SP-102 and -1.02 (1.472) for placebo (P=0.002), which was maintained through Week Four. These highly significant differences between SP-102 and placebo were also observed following sensitivity analyses for fixed effects.

•
Likewise for the ITT population, most of the secondary endpoints at four weeks also demonstrated statistically significant results. For the key secondary endpoint of mean change in Oswestry Disability Index (“ODI”) from baseline, the LS mean treatment difference (SE) for SP-102 was -3.38 (1.388) units [95% CI: -6.11, -0.65] compared to placebo (P=0.015). SP-102 treatment resulted in a -8.88 point reduction from baseline, which exceeds the minimal clinically important difference of -8 established in a reported pain study.

•
Additional secondary endpoints with statistically significant results for the ITT population include worst pain in affected leg at Week Four (P=0.004) and over four weeks (P=0.001), current pain in the affected leg (P=0.009), average pain in lower back (P=0.035), Brief Pain Inventory-Short Form (“BPI-SF”) for pain severity (P=0.003) and pain interference (P=0.049), Patient Global Impression of Change (“PGIC”) (P<0.001) and Clinical Global Impression of Change (“CGIC”) (P<0.001), with the proportion of patients achieving a response at 30% (P=0.002).

•
The time to repeat injection (50th quantile [95% CI]) for the ITT population was 84 (71, 100) days for SP-102 versus 58 (50, 69) days for placebo (P=0.001).

•
Additional analyses were performed with the modified ITT population (“mITT”), the population with fluoroscopically confirmed needle placement. The primary endpoint group mean difference, associated standardized effect size (Cohen’s D), and statistical significance were improved for the mITT population (i.e., -1.08 (0.171), Cohen’s D = 0.68, P<0.001), which were initially observed at week one and improved through Week Four. Similarly, the mITT population was observed to have improved with mostly highly statistically significant outcomes for SP-102 over placebo for the secondary efficacy endpoints. In contrast to the ITT population, the mITT population was observed to have statistically significant PainDETECT (a tool to detect neuropathic pain components) for SP-102 over placebo (P=0.037) as well as number of subjects experiencing a 50% reduction in pain in the affected leg (P<0.001).

•
For the mITT population, the time to repeat injection (50th quantile [95% CI]) was 99 (78, 129) days for SP-102 versus 57 (49, 67) days for placebo.

•
There were no serious adverse events (“SAEs”) related to SP-102 or its administration procedure. There were no adverse events (“AEs”) leading to death, and no AEs of special interest (“AESIs”) (i.e., paraplegia, hematoma, or infection at the injection site). There were four (1.4%) subjects experiencing SAEs and one (0.3%) subject experiencing an AE leading to early withdrawal after receiving SP-102. Two (1.0%) subjects experienced an SAE, with one (0.5%) subject experiencing an AE leading to early withdrawal and one patient death following placebo. The fatal SAE was considered unrelated to the placebo or study procedure, as were the SAEs leading to early withdrawal. In general, a slightly higher proportion of subjects in the SP-102 group had treatment emergent AEs (“TEAEs”) than in the placebo group, (60 [29.7%] subjects vs 42 [21.1%] subjects with any TEAE). The most common TEAEs by system organ class (SOC) were nervous system disorders: 20 (9.9%) in the SP-102 group, 16 (8.0%) in the placebo group, and 20 (7.0%) in the SP-102 repeat injection group. The most common TEAEs by preferred term (“PT”) were headache, reported in 13 (6.4%) subjects in the SP-102 group, 11 (5.5%) subjects in the placebo group, and 10 (3.5%) subjects the SP-102 repeat injection group.

•
Overall, headaches were more commonly reported in subjects exposed to SP-102 than in subjects not exposed to SP-102 through 12 weeks (6.5% vs 2.1%). Headaches were generally mild, transient, and associated with the epidural injection. Pain at the site of injection was only reported for subjects receiving SP-102 following the initial injection (2.0%) and repeat injection (0.7%). Otherwise, TEAEs occurring ≥2% of subjects were low and balanced between SP-102 and placebo. TEAEs occurring with an incidence ≥2% remained low following the repeat injection.

•
There were no meaningful differences observed in physical examinations, vital signs, or laboratory parameters between treatment groups.

The data from the primary endpoint analyses is graphically presented below. Summary tables are also provided for primary and secondary endpoints.

Mean Change From Baseline in NPRS Average Pain Score (Standard Error) in the Affected Leg (ITT Population)

SP-102 vs Placebo Weeks 1,2,3,4: p = 0.002, 0.005, 0.003, 0.003. Overall treatment Effect (Mean SP-102 vs Placebo difference): Diff = -0.52, SE= 0.163, p = 0.002. Error Bars: 95% Confidence Limits.

Primary and Secondary Outcomes: NPRS Average Leg Pain In Affected Leg, ODI Total Score, Mean Daily NPRS (worst, current, and lower back), PainDetect, BPI-SF (Change from Baseline to Four Weeks; ITT Population)

	SP-102	Placebo
	N=202	N=199	LSM (SE)	95% CI	P-value
Endpoint	Mean Change from Baseline(1)	Mean Change from Baseline
NPRS Average Pain Score in the Affected Leg (primary endpoint)(2) . . .	-1.81 (1.896)	-1.29 (1.814)	-0.55 (0.187)	-0.92, -0.18	0.003
ODI total score (key secondary endpoint)(3) . . . . . . . . . . . . . . . . . . . . .	-8.88 (14.684)	-5.48 (13.083)	-3.38 (1.388)	-6.11, -0.65	0.015
Worst pain in affected leg at Week Four(2). . . . . . . . . . . . . . . . . . . . . . . .	-1.88 (2.014)	-1.33 (1.946)	-0.57 (0.198)	-0.96, -0.18	0.004
Worst pain in affected leg over Four Weeks(2) . . . . . . . . . . . . . . . . . . . . . . . .			-0.56 (0.173)	-0.90, -0.22	0.001
Current pain in affected leg(2) . . . . . . . . .	-1.8 (2.28)	-1.2 (2.41)	-0.6 (0.23)	-1.1, -0.2	0.009
Average pain in lower back(2) . . . . . . . . .	-0.7 (2.54)	-0.2 (2.48)	-0.5 (0.23)	-0.9, 0.0	0.035
PainDETECT(3) . . . . . . . . . . . . . . . . . . . .	-2.7 (6.47)	-2.5 (6.07)	-0.3 (0.62)	-1.5, 0.9	0.642
Brief Pain Inventory – Short Form score (pain severity)(2) . . . . . . . . . . . . . . . . . .	-1.56 (1.952)	-0.98 (1.928)	-0.59 (0.200)	-0.98, -0.20	0.003

Brief Pain Inventory – Short Form score (pain interference)(3) . . . . . . . . . . . . . .	-1.16 (2.413)	-0.71 (2.095)	-0.44 (0.221)	-0.87, 0.00	0.049

(1) Baseline NPRS score is the mean of at least five days and no more than seven days of scores from the screening visit until treatment randomization. For the current pain, baseline is the last score prior to treatment. Baseline ODI is defined as the last ODI assessment score prior to the first dose on Day 1.

(2) The analysis uses a REML-based MMRM with fixed effects for treatment (SP-102 or placebo), week, site, Pain Catastrophizing Scale group (<30 or ≥30), baseline score, and treatment-by-week interaction.

(3) The analysis uses an ANCOVA model with fixed effects for treatment (SP-102 or placebo), site, Pain Catastrophizing Scale group (<30 or ≥30), and baseline score.

ANCOVA: analysis of covariance; ANOVA: analysis of variance; BPI-SF: Brief Pain Inventory – Short Form;

CI: confidence interval; ITT: intent-to-treat (randomized population); LSM: least-squares mean; MMRM: mixed model for repeated measures; NPRS: numeric pain rating scale; REML: restricted maximum likelihood; SE: standard error

Patient Global Impression of Change (PGIC) and Clinical Global Impression of Change (CGIC) – ITT Population

	SP-102 N=202	Placebo N=199
PGIC Responders (number of patients who responded with “very much improved” or “much improved”(1)	71 (35.1%)	39 (19.6%)
Chi-Square	P<0.001
Logistic regression (odds ratio [95% CI])(2)	2.25 (1.42, 3.54)
P<0.001
CGIC Responders (number of patients assessed as “very much improved” or “much improved”(1)	76 (37.6%)	39 (19.6%)
Chi-Square	P<0.001
Logistic regression (odds ratio [95% CI])(2)	2.49 (1.58, 3.91)
P<0.001

(1) 7-point scale rating patient’s overall improvement. Patient change is rated from “very much improved”, “much improved”, “minimally improved”, “no change”, “minimally worse”, “much worse” or “very much worse”.

(2) Logistic regression models with treatment (SP-102 or placebo), site, and Pain Catastrophizing Scale group (<30 or ≥30) as factors.

CI: confidence interval; ITT: intent-to-treat (randomized population)

Time to Repeat Injection – ITT Population
	SP-102 N=202	Placebo N=199
Number of patients with Repeat Injection of SP-102 (patients who received open-label SP-102 between 4 and 20 weeks after initial injection)	134 (66.3%)	152 (76.4%)
Number of censored patients(1)	68 (33.7%)	47 (23.6%)
Chi-Square	P=0.026

Time (days) to Repeat Injection

N	134 (66.3%)	152 (76.4%)
Mean (SD)	67.0 (33.31)	57.8 (31.69)
Median	57.5	43.0
Min, Max	27, 143	26, 148
25th quantile (95% CI)(2)	45 (43, 57)	36 (34, 40)
50th quantile (95% CI)(2)	84 (71, 100)	58 (50, 69)
75th quantile (95% CI)(2)	143 (141, 143)	126 (87, 146)
Comparison to Placebo(3)	0.68 (0.54, 0.86)
(Hazard ratio [95% CI]):	P=0.001

(1) Censored patients are the following: (1) patients who do not receive a repeat injection of SP-102 and (2) patients who discontinued the study prior to Week 20 without receiving a repeat injection.

(2) Quartiles are estimated using Kaplan-Meier estimation.

(3) A Cox proportional hazards model was utilized to test the treatment difference while adjusting for site and Pain Catastrophizing Scale (<30 or ≥30).

CI: confidence interval; ITT: intent-to-treat (randomized population); SD: standard deviation

Responder Analysis (Change from Baseline in Mean NPRS, Average Daily Pain in Affected Leg)(1) – ITT Population

	SP-102 N=202	Placebo N=199
30% reduction	88 (43.6%)	57 (28.6%)
Chi-Square	P=0.002
Logistic regression(2) (odds ratio [95% CI])	1.96 (1.28, 2.98)
P=0.002
50% reduction	58 (28.7%)	41 (20.6%)
Chi-Square	P=0.060
Logistic regression(2) (odds ratio [95% CI])	1.58 (0.99, 2.52)
P=0.055

(1) Patients that discontinued or have missing scores at Week Four were considered non-responders.

(2) Logistic regression models with treatment (SP-102 or placebo), site, and Pain Catastrophizing Scale group (<30 or ≥30), and baseline averaged daily pain score as factors were used to compare the treatment groups at each week.

CI: confidence interval; ITT: intent-to-treat (randomized population)

Phase 2 Repeat Dose Study - SP-102-03

We conducted an open-label, single-arm, pharmacodynamics (“PD”) and tolerability study of repeat epidural injections of SP-102 in patients with sciatica. We conducted this study to characterize repeat dose PD with respect to hypothalamic-pituitary-adrenal suppression using plasma cortisol levels, white blood cell count and blood glucose levels.

The study enrolled 19 subjects, of which 15 received repeat SP-102 epidural injections four to eight weeks after the initial injection. Four of the subjects did not experience recurrent pain and thus did not require a repeat injection. The daily average, current and worst pain in the affected leg and back showed continuous reduction throughout the 28-day observation period for both treatments. Based on a preliminary review of the results, SP-102 injections were generally well tolerated and there were no new unexpected adverse events observed.

Mean Percentage Change in Sciatica-Related Leg Pain as Measured by NPRS

Phase 1 Trial of SP-102 (SEMDEXA) Compared to Reference Listed Drug - ES-1504

We conducted an open-label, single-arm, two-period, fixed sequential-dose study to evaluate the PK, PD and tolerability of SP-102 when administered by epidural injection. SP-102 was compared to intravenous dexamethasone sodium phosphate injection in subjects with lumbosacral radiculopathy. There were 12 subjects enrolled in this study, all of whom received SP-102 followed by the intravenous dexamethasone sodium phosphate injection (Reference Listed Drug (“RLD”)) administered one month later. A RLD is an approved drug product to which new versions are compared to show that they are bioequivalent. The purpose of this study was to establish the pharmaceutical bridge between SP-102 and the RLD. The Tmax observed with the administration of SP-102 was four hours, compared to 15 minutes observed with intravenous dexamethasone. The PD parameters and tolerability profiles of both products were similar, and SP-102 did not prolong cortisol suppression time. SP-102 also maintained analgesic effects throughout a one-month observation period.

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

This study demonstrated that at an equivalent initial dose of dexamethasone, the systemic exposure to dexamethasone following epidural injection of SP-102 did not exceed the exposure following intravenous injection of the RLD. The PD effects, measured as white blood cell count, cortisol levels and glucose levels, as well as the tolerability profile, were similar between the two treatments. SP-102 injections were generally well tolerated and did not result in new unexpected side effects.

Toxicology Studies - Study Nos. 1014-1512 and 1014-2847

We conducted PK and toxicology studies in two non-rodent animal species to assess SP-102 administered via epidural and intrathecal routes with single and multiple dose regimens. Pharmacokinetically, a prolonged increase in the active dexamethasone metabolite was consistent with the extended residence time of the viscous gel formulation of SP-102 at the site of injection. There were no new unexpected toxicology findings apart from well-characterized toxicity findings commonly observed with administration of dexamethasone sodium phosphate. Based on these studies, we selected the 10mg Dexamethasone in 2mL volume dose for our further clinical studies. This selection was endorsed by the FDA during our pre-IND meeting.

Preclinical Toxicology Study - UPD003-IS21

We conducted a preclinical toxicology study designed to simulate the accidental introduction of epidural steroids into arterial blood vessels providing blood supply to the spinal cord, which is a major cause of neurological complications associated with current administration of suspension steroids containing particulates. A 2 mL (10 mg of dexamethasone) injection of SP-102 was injected over one to two minutes into the vertebral artery of large animal species.

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

SP-103 (lidocaine topical system) 5.4%

SP-103 is an investigational, non-aqueous lidocaine topical system undergoing clinical development in acute LBP. As a higher strength topical lidocaine system, SP-103 will build on the learnings from ZTlido because both products share the same adhesive drug delivery formulation and manufacturing technology. The clinical program involves evaluating the safety and efficacy of SP-103 for the treatment of acute LBP. A Phase 1 study was completed that demonstrated bioequivalent PK between the administration of a single SP-103 and the administration of three commercial ZTlido. The study also showed linear kinetics among multiple applications of SP-103 (i.e., one, two or three patches) over a 12-hour administration period. Adhesion performance was assessed and found to be comparable between SP-103 and ZTlido.

We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. Increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. SP-103 received FDA Fast Track status in LBP. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study at Johns Hopkins University completed in the second half of 2023, investigating ZTlido in patients with chronic non-radicular neck pain, which also has shown promising top-line efficacy and safety results. While the phase 2 trial in acute LBP had demonstrated an effect in a subpopulation of patients who had acute LBP associated with more severe muscle spasms, the investigator-initiated randomized, crossover, placebo-controlled trial showed substantial reduction of average daily pain in general population of patients with chronic non-radicular neck pain following the application of ZTlido. We therefore plan to prioritize further potential development of SP-103 for the treatment of acute pain. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of acute pain.

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

ZTlido

ZTlido is a single-layer, drug-in-adhesive topical delivery system comprised of an adhesive material containing 36 mg lidocaine, which is applied to a pliable nonwoven cloth backing and covered with a polyethylene terephthalate film release liner. ZTlido is commercially manufactured for us by Oishi in Japan. We have exclusive worldwide rights to Oishi’s proprietary formulation and manufacturing technologies except with respect to Japan. ZTlido is manufactured using premixing and hot-melt mixing of various excipients and lidocaine, followed by cGMP compliant coating, lining, cutting and filling processes. ZTlido is packaged as a carton of 30 topical systems, into individual child-resistant envelopes. See the section of this Annual Report on Form 10-K titled “Business - Material Agreements - Itochu and Oishi Product Development Agreement” and “Business - Material Agreements - Itochu and Oishi Commercial Supply Agreement” for additional information regarding the manufacturing and supply chain of ZTlido.

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

SP-102 (SEMDEXA)

SP-102 is a Phase 3 sterile dexamethasone sodium phosphate injectable viscous gel drug product containing dexamethasone sodium phosphate equivalent to 10 mg dexamethasone in a pre-filled glass syringe with a 2 mL deliverable volume. SP-102 also contains sodium hyaluronate, which is a novel, biocompatible, viscosity- enhancing excipient and is listed in the European Pharmacopeia. Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, from Genzyme pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical and commercial supply requirements for sodium hyaluronate for at least 12 months following our expected commercial launch of SP-102 in 2027. We are currently in discussions with Sanofi, an affiliate of Genzyme, and are in the process of identifying and certifying new suppliers, in each case to fulfill our future supply requirements for sodium hyaluronate. SP-102 is manufactured by a single-source manufacturer, which supports the clinical development, including the completed Phase 3 clinical trial of SP-102. In March 2022, we announced final results of the Phase 3 clinical trial, satisfying the primary and key secondary endpoints. The manufacturing process is proprietary and includes trade secrets. We plan to engage our existing contract manufacturer, Lifecore, for the commercial production of SP-102, if approved. See the section of this Annual Report on Form 10-K titled “Business of Semnur — Material Agreements — Lifecore Master Services Agreement” for additional information regarding the manufacturing of our SP-102 product candidate.

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

We launched GLOPERBA, our liquid colchicine formulation, in June 2024. GLOPERBA will face competition from generic colchicine formulations, uric acid lowering products like alopurinol, and other products that are used for the prophylaxis treatment of gout. GLOPERBA is the only liquid colchicine product approved by the FDA.

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

The key competitive factors affecting the success of ZTlido, GLOPERBA, ELYXYB, SP-102, SP-103 and SP-104 are likely to be their clinical benefit, durability, tolerability, price, intellectual property protection, and the availability of reimbursement from government and other third-party payors.

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

The current term of the Product Development Agreement will continue until October 2, 2028, which is the 10th anniversary of the first commercial sale of ZTlido. Afterwards, the agreement will renew automatically for subsequent successive one-year renewal periods unless we or the Developers terminate it upon six months’ written notice. In addition, we or the Developers may terminate the Product Development Agreement if (1) the other party is in material breach of the agreement and the breach is not curable, or if the breach is curable and the breaching party has not cured such material breach within 180 days after notice requesting to cure; (2) the FDA determines that the formulation of the Products would not be eligible for FDA approval in the absence of efficacy studies, and the Developers are unable to address the efficacy study requirements despite good faith efforts; (3) the market conditions are such that (a) our total net profits of the Products are equal to or less than five percent of our net sales of the Products for a period of four or more consecutive quarters, or (b) the Products’ economic viability is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us and the Developers, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; (4) the parties fail to reach mutual agreement as to who will conduct the clinical studies and how the costs will be allocated; or (5) we or either one of the Developers are bankrupt or make assignment for the benefit of creditors. Additionally, we may terminate the Product Development Agreement if (i) any of the pivotal human clinical trials for any of the Products fail, or (ii) the FDA issues a “Refusal to File” for any of the Products’ regulatory approval application and, after reasonable consultation with the Developers, we believe that it is commercially unreasonable to re-file. The Developers may terminate the Product Development Agreement if we fail to file for regulatory approval for any of the Products within three months of the date on which all required components of the regulatory approval application are received by us.

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

Under the Itochu and Oishi Commercial Supply Agreement, we pay per item transfer prices for ZTlido, ZTlido professional samples and ZTlido placebo samples, in each case subject to certain minimum order quantities. We are required to provide a 12-month rolling purchase forecast of the estimated quantities of the Products in writing on a monthly basis. Oishi is required to promptly notify us and Itochu if it lacks the capacity to meet the forecast. All Products ordered by us will be in the form of a firm written purchase order. During the years ended December 31, 2024 and 2023, we purchased inventory in the amount of $5.0 million and $8.2 million, respectively, under the Itochu and Oishi Commercial Supply Agreement.

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

As consideration for the acquisition, we assumed various rights and obligations under that certain asset purchase agreement, dated August 3, 2021 (the “DRL APA”), between BDSI and Dr. Reddy’s Laboratories Limited (“DRL”), a company incorporated under the laws of India, including a license from DRL including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. Additionally, under the DRL APA, the ELYXYB Sellers granted us an irrevocable, royalty-free, exclusive license to know-how related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to the ELYXYB Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by us include obligations to pay royalties for sales of ELYXYB in the ELYXYB Territory for all indications and additional amounts if certain net sales and regulatory milestones are achieved.

Romeg License and Commercialization Agreement

On June 14, 2022 (the “Original Signing Date”), we entered into the Romeg License Agreement with Romeg, which agreement was subsequently amended on January 16, 2025.

Under the Romeg License Agreement, among other things, Romeg granted us (1) a license, with the right to sublicense, under the patents and know-how specified therein to (a) commercialize a pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Romeg U.S. Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products in the Romeg U.S. Territory and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Romeg U.S. Territory; (2) an exclusive license, with right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof (collectively, the “Licensed Trademark”) in connection with the commercialization of the Initial Licensed Product solely in the Romeg U.S. Territory; and (3) pursuant to the amendment thereto, a license, with the right to (a) sublicense under the know-how and, if any, patents existing worldwide other than the Romeg U.S. Territory (the “Romeg Ex-U.S. Territory”), as specified therein, to develop, manufacture and commercialize Licensed Products in the Romeg Ex-U.S. Territory and (b) to use the Licensed Trademark in connection with the commercialization of the Licensed Products in the Romeg Ex-U.S. Territory. With respect to the foregoing clause (1), the license to know-how is exclusive for purposes of developing and commercializing Licensed Products in the Romeg U.S. Territory during the Romeg U.S. Territory Royalty Term, but is otherwise non-exclusive, and the license to patents is exclusive for purposes of developing and commercializing Licensed Products in the Romeg U.S. Territory until July 1, 2027 and, thereafter, is co-exclusive with Granules Pharmaceuticals, Inc. for the Romeg U.S. Territory Royalty Term for such purposes. The Romeg U.S. Territory Royalty Term begins on the Original Signing Date and ends on the later of (i) expiration of the last to expire of the patents that covers the manufacture or commercialization of the Licensed Products in the Romeg U.S. Territory or (ii) the tenth anniversary of the Original Signing Date. With respect to the foregoing clause (3), the license to know-how patents (if any) is exclusive during the Romeg Ex-U.S. Territory Royalty Term, but is otherwise non-exclusive. The “Romeg Ex-U.S. Territory Royalty Term” begins on the date of the amendment agreement and ends on the tenth anniversary of such date.

As consideration for the license under the Romeg License Agreement, we agreed to pay Romeg (1) an up-front payment of $2.0 million, (2) upon our achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (3) certain royalties in the mid-single digit percentage, based on annual net sales of the Licensed Products attributable to sales of the Licensed Products occurring in the Romeg U.S. Territory during the Romeg U.S. Territory Royalty Term, with a quarterly minimum royalty of $150,000, and (4) pursuant to the amendment thereto, (a) certain royalties in the low-single digit percentage, based on annual net sales of the Licensed Products attributable to sales of License Products in the Romeg Ex-U.S. Territory during the Romeg Ex-U.S. Territory Royalty Term and (b) a one-time, non-refundable, non-creditable payment of $700,000. Pursuant to the amendment agreement, we also transferred to Romeg 779,371 shares of our Common Stock.

The Romeg License Agreement will remain in effect until it is terminated in accordance with the terms thereof. We may terminate the Romeg License Agreement (1) upon written notice to Romeg, if we elect (or are required) to withdraw the Initial Licensed Product from the market as a result of serious adverse reactions from use of such product, which termination will be effective 30 days following the date of such notice or (2) at any time, without cause, upon written notice to Romeg, which termination will be effective 120 days following the date of such notice, provided that a termination fee of up to $2.0 million shall be paid to Romeg depending on when during the 10-year period following the date of the agreement any such termination notice set forth in the immediately preceding clause (2) has been provided. Romeg may terminate the Romeg License Agreement (a) upon notice to us, if we fail to timely pay any milestone payment, percentage royalties or minimum quarterly royalties or fail to timely deliver the requisite quarterly report, which termination will be effective 30 days after the date of such notice, unless we have made such payment in full or delivered such quarterly report within such 30 day period; (b) immediately, if we challenge the licensed patents under any court action or proceeding or before any patent office or assist any third party to conduct any of these activities; or (c) by written notice to us if sales of the Licensed Products do not commence or continue within specified periods agreed to by the parties. In addition, either party may terminate the Romeg License Agreement (1) in the event the other party materially breaches the agreement, unless the breaching party has cured any such breach within 60 days after any notice thereof was provided or (2) in the event the other party (a) files in any court or agency a petition in bankruptcy or insolvency, (b) is served with an involuntary petition against it in any insolvency proceeding and such involuntary petition has not been stayed or dismissed within 90 days after its filing, or (c) makes an assignment of substantially all of its assets for the benefit of its creditors.

The Romeg License Agreement contains customary reciprocal indemnification obligations for Romeg and us. Additionally, we agreed, subject to certain exceptions, to indemnify Romeg against any loss arising out of the manufacture or commercialization of any Licensed Product by or on behalf of us or our affiliates, marketing partners, sublicensees or subcontractors on or after the date of the license.

The foregoing is a summary of the material terms of the Romeg License Agreement (including the amendment thereto) in the forms filed as exhibits to this Annual Report on Form 10-K. You should read the form of the agreements for a complete understanding of all of their terms.

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

For the purposes of Lifecore’s development and clinical trial material manufacturing obligations, we granted Lifecore a nonexclusive, worldwide and royalty-free license under our owned or controlled intellectual property rights necessary to manufacture SP-102, without additional right, title or interest in our intellectual property.

The Lifecore Master Services Agreement expires on December 31, 2028, unless terminated earlier in accordance with the terms of such agreement, or unless renewed further by the parties. Either party may terminate the Lifecore Master Services Agreement (1) if the other party is in material breach of the agreement and fails to cure such breach within 30 days of written notice, subject to certain exceptions; or (2) immediately upon written notice to the other party if the other party (a) becomes insolvent, (b) ceases to function as a going concern, (c) is convicted of or pleads guilty to a charge of violating any law relating to either party’s business, or (d) engages in any act which materially impairs goodwill associated with SEMDEXA or materially impairs the terminating party’s trademark or trade name. In addition, Lifecore may terminate the agreement if (i) we fail to pay past due invoices upon 30 days’ written notice, or (ii) we reject or fail to respond to a major change or minor change proposed by Lifecore that does not change SEMDEXA’s written and approved acceptance criteria.

The Lifecore Master Services Agreement contains customary reciprocal indemnification obligations for Lifecore and Semnur.

The foregoing is a summary of the material terms of the Lifecore Master Services Agreement and the amendments thereto in the forms filed as exhibits to this Annual Report on Form 10-K. You should read the form of the agreement and its amendments for a complete understanding of all of their respective terms.

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

Pursuant to the Semnur Merger Agreement, and upon the terms and subject to the conditions contained therein, Legacy Scilex also agreed to pay former holders of Semnur’s capital stock (the “Semnur Equityholders”) up to $280.0 million in aggregate contingent cash consideration based on the achievement of certain milestones (which amount is expected to be charged back to Semnur through an intercompany arrangement), comprised of a $40.0 million payment that will be due upon obtaining the first approval of a NDA of a Semnur product by the FDA and additional payments that will be due upon the achievement of certain amounts of net sales of Semnur products, as follows: (i) a $20.0 million payment upon the achievement of $100.0 million in cumulative net sales of a Semnur product, (ii) a $20.0 million payment upon the achievement of $250.0 million in cumulative net sales of a Semnur product, (iii) a $50.0 million payment upon the achievement of $500.0 million in cumulative net sales of a Semnur product, and (iv) a $150.0 million payment upon the achievement of $750.0 million in cumulative net sales of a Semnur product. As of the date of this Annual Report on Form 10-K, none of the foregoing payments have been triggered.

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

In March 2019, the Semnur Equityholders that received $55.0 million of shares of Common Stock (47,039,315 shares issued and 352,972 shares issuable, valued at $1.16 per share) (the “the Stock Consideration”) were required to sign an Exchange and Registration Rights Agreement with Legacy Scilex (as amended, the “Exchange Agreement”). Pursuant to the Exchange Agreement, and upon the terms and subject to the conditions contained therein, if within 18 months following the closing of the Semnur Merger, 100% of the outstanding equity of Legacy Scilex had not been acquired by a third party or Legacy Scilex had not entered into a definitive agreement with respect to, or otherwise consummated, a firmly underwritten offering of Legacy Scilex capital stock on a major stock exchange that met certain requirements, then holders of the Stock Consideration could collectively elect to exchange, during the 60-day period commencing the date that was the 18-month anniversary of the closing of the Semnur Merger (the “Share Exchange”), the Stock Consideration for shares of Sorrento’s common stock with a value of $55.0 million based on a price per share of Sorrento’s common stock equal to the greater of (a) the 30-day trailing volume weighted average price of one share of Sorrento’s common stock as reported on The Nasdaq Stock Market LLC (“Nasdaq”) as of the consummation of the Share Exchange and (b) $5.55 (subject to adjustment for any stock dividend, stock split, stock combination, reclassification or similar transaction) (the “Exchange Price”). Pursuant to an amendment to the Exchange Agreement entered into by Sorrento and the Semnur Equityholders’ Representative on September 28, 2020, on October 9, 2020, Sorrento paid $55.0 million in cash to the Semnur Equityholders in lieu of issuing $55.0 million of shares of Sorrento’s common stock at the Exchange Price.

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

Intellectual Property

Our success depends in part on our ability to obtain and maintain proprietary protection for our drug products, product candidates, and related technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our novel adhesion and delivery technology, inventions, improvements, drug products, and product candidates that are important to the development and implementation of our business. Our patent portfolio is intended to cover our product candidates, their methods of use and processes for their manufacture, and any other inventions that are commercially important to our business. We also rely on trade secret protection of our confidential information and know-how relating to our novel adhesion and delivery technology, platforms and product candidates.

Generally, patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, the patent term can be adjusted to recapture a portion of delay by the PTO in examining the patent application or extended to account for term effectively lost as a result of the FDA regulatory review period, or both. We cannot provide any assurance that any patents will be issued from our pending or future applications or that any patents will adequately protect our product or product candidates.

Our patent portfolio, consisting of owned and/or licensed IP as of December 31, 2024 contains approximately 27 issued and unexpired U.S. patents and nine pending U.S. patent applications. Our portfolio also includes certain foreign counterparts of these patents and patent applications including Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, South Africa, Taiwan, and certain countries within the European Patent Convention.

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

With respect to GLOPERBA, our licensed patents include U.S. Pat. Nos. 9,907,751, 10,226,423, 10,383,820, 10,383,821, and 11,672,759, which relate to liquid colchicine formulations for oral administration and associated methods of use. U.S. Pat. No. 10,226,423 expires in 2037. The remaining patents related to GLOPERBA expire in 2036.

With respect to ELYXYB, our patents and patent applications relate to liquid oral celecoxib formulations and associated methods of use. The issued patents include U.S. Pat. Nos. 9,572,819, 9,795,620, 9,949,990, 10,376,527, 10,799,517, 10,722,456, and 12,168,000. U.S. Pat. No. 12,168,000 expires in 2041. The remaining patents related to ELYXYB expire in 2036.

With respect to our product candidate SEMDEXA, our patents and patent applications that we own include formulations and methods of treatment. The patents are U.S. Pat. Nos. 10,500,284, 10,117,938, and 11,020,485, all of which expire in 2036.

With respect to SP-104, our pending U.S. patent application covers oral delayed burst formulations of low-dose naloxone or naltrexone and related methods of treatment. We continue to seek to maximize the scope of our patent protection for all our programs.

All statements regarding the expiration of our owned and licensed patents are calculated as 20 years after the earliest nonprovisional priority date and do not account for any patent term adjustment (“PTA”), regulatory extension, or terminal disclaimers not already in force as of December 31, 2024; these calculations also assume that all annuity and/or maintenance fees are paid timely. We believe that we have certain know-how and trade secrets relating to our technology and product candidates. We rely on trade secrets to protect certain aspects of our technology related to our current and future product candidates. However, trade secrets can be difficult to protect. We seek to protect our trade secrets, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, service providers, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Trademarks, Trade Secrets and Other Proprietary Information

We file trademark applications and pursue registrations in the United States and abroad when appropriate. We own registered U.S. trademarks for the marks “SCILEX,” “ZTlido,” “ELYXYB,” and “RESPONSIBLE BY DESIGN.” We also own pending trademark applications for “SEMNUR PHARMACEUTICALS,” “SCILEX BIO,” and “SEMDEXA” in the United States. We also license the GLOPERBA trademark as discussed in relation to the Romeg License Agreement described above.

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

SEMDEXA benefits from our substantial intellectual property portfolio and other technical barriers to entry for potential competitors. Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, from Genzyme pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical and commercial supply requirements for sodium hyaluronate for at least 12 months following our expected commercial launch of SP-102 in 2027. We are currently in discussions with Sanofi, an affiliate of

Genzyme, and are in the process of identifying and certifying new suppliers, in each case to fulfill our future supply requirements for sodium hyaluronate. Our complex manufacturing process, specialized equipment and know-how for sterile viscous product candidates are also key to our competitive edge. We believe that our competitors will be required to conduct lengthy and costly preclinical and clinical trials to establish products with comparable tolerability profiles and clinical benefit to SEMDEXA.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the FDCA and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant or its products to a variety of administrative or judicial sanctions, such as imposition of a clinical hold, the FDA’s refusal to approve pending applications, withdrawal of an approval, inspection scrutiny, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, or reimbursements, restitution, disgorgement of profits or other civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLPs”) or other applicable regulations;

•
completion of FDA’s drug substance (Part 210), drug product (Part 211), combination of product and device (Part 820) and all Module 3, Chemistry, Manufacturing and Control (“CMC”), and the current Good Manufacturing Practices(“cGMP”) requirements for NDA filing;

•
submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•
approval by an institutional review board (“IRB”) covering each clinical site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials according to the laws and regulations pertaining to the conduct of human clinical trials, collectively referred to as Good Clinical Practice (“GCP”) requirements to establish the safety and efficacy of the proposed drug for its intended use;

•
submission to the FDA of an NDA or other marketing application (collectively, an “NDA”), for a proposed new drug, including its specific formulation and labeling;

•
satisfactory completion of an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug substance, drug product, packaging components and device are produced to assess compliance with the FDA’s cGMP requirements to assure that the facilities, manufacturing, methods and controls are adequate to preserve the drug product’s identity, strength, quality and purity;

•
potential FDA audit of the preclinical study and clinical trial sites that generated the data in support of the NDA; and

•
FDA review and approval of the NDA prior to any commercial marketing, sale, distribution or shipment of the drug.

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

Clinical trials involve the administration of the drug candidate to healthy subjects or patients with the target disease under the supervision of qualified investigators, generally physicians not employed by the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, subject selection and exclusion criteria, dosing procedures, and the parameters to be used to collect data and to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and investigators for suspected adverse reactions that are serious and unexpected and other safety related findings. Clinical trials must be conducted in accordance with applicable statutes, the FDA’s regulations and GCP requirements. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to and signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until it is completed. In some instances, additional oversight boards, such as a data safety monitoring board, are required to evaluate interim data and determine whether a study should continue or be modified or terminated. Information about many clinical trials is required to be publicly reported on www.ClinicalTrials.gov or similar databases.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, the end of Phase 3 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the Phase 3 clinical trials or manufacturing process validation and testing and their pre-NDA meeting that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as validate a process for commercial manufacturing the product in accordance with cGMP requirements. The commercial manufacturing process must be capable of consistently and continuously producing quality batches of the drug candidate and, among other things, the manufacturer must develop appropriate methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review and Approval Processes

The results of product development, preclinical studies and clinical trials for the claimed indications are incorporated into an NDA. The FDA may grant deferrals for the development and submission of pediatric data or full or partial waivers after the initial submission of a pediatric study plan following an end of Phase 2 meeting. In addition, descriptions of the manufacturing process and controls, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are required to be submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees and a waiver of such fees may be obtained under certain limited circumstances.

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

Since its enactment, there have been judicial, Congressional and Administrative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, legislation affecting the implementation of certain taxes under the ACA has been signed into law. The Tax Cuts and JOBS Act of 2017 (the “TCJA”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (the “BBA”), among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owned by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, former President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, former President Biden signed the Inflation Reduction Act of 2022 into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how additional healthcare reform measures of the Trump administration or other efforts, if any, to modify or invalidate the ACA or its implementing regulations, or portions thereof, will impact our business. Any health care reform measures will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or other policy or the impact of potential legislation or other policy on us.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On May 16, 2019, CMS adopted a final rule that, among other things, will require Part D plans to adopt Real Time Benefit Tools that are capable of integrating with electronic prescribing or electronic health record systems and have the capability to inform prescribers when lower-cost alternative therapies are available under a beneficiary’s prescription drug benefit. Similarly, since 2021, Part D Explanation of Benefits transmittals to members are required to inform Part D beneficiaries about drug prices and lower cost therapeutic alternatives. On August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022, which among other things, contains two specific provisions affecting pricing for drugs and biologics. The first provision allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The second provision imposes a requirement that pharma manufacturers provide a rebate to Medicare, if the manufacturer increases price at a rate higher than the measured inflation rate. Medicaid has had a rebate program for several years, but Medicare did not. The intent is to limit price increases. The new rebate applies to drugs covered by Medicare under Part B or Part D. The rebate obligation applies if the average sales price (for Part B) or average manufacturers price (for Part D) of a single source drug or biologic increases more than the rate of inflation (as measured by the index for urban consumers). The rebate amount is the total number of units sold in Medicare coverage multiplied by the amount by which the price exceeds the inflation adjusted price. The base year against which the inflation adjustment is measured is 2021. If the price exceeds the inflation adjusted price, the difference is multiplied by the units sold in Medicare and that amount is to be rebated. A failure to pay the rebate is subject to a penalty of 125% of the original rebate amount. The provision for Part D takes effect in 2022, with rebates to be paid beginning in 2023. The provision for Part B takes effect in 2023. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In some cases, states appear interested in public policy designed to encourage drug importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

We may be subject to, or our marketing activities may be limited by, data privacy and security law and regulation promulgated by both the U.S. federal government and the U.S. states in which we conduct our business. For example, under HIPAA, the U.S. Department of Health and Human Services imposes upon “covered entities” (broadly, healthcare providers, health plans and healthcare clearinghouses) and their respective “business associates” (individuals or entities that create, receive, maintain or transmit protected health information on behalf of a covered entity) the HIPAA Privacy and Security Rules which include privacy obligations; requirements to implement appropriate administrative, physical and technical safeguards to ensure the confidentiality, integrity, and security of electronic protected health information; and breach response notification obligations. Although we are neither a covered entity nor business associate, and therefore not subject to the HIPAA Privacy and Security Rules, we must monitor developments with these requirements for changing obligations that may apply to us. The Federal Trade Commission (the “FTC”) also requires companies to take appropriate steps to keep consumers’ personal information secure and to make accurate statements regarding how they secure personal information under their custody or control, such as in a privacy notice. The FTC also expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal information it holds, the size and complexity of its business, and the cost of available tools to improve data security and reduce vulnerabilities. Individually identifiable health information, which we process, is considered sensitive data that merits stronger safeguards. Violations of the foregoing FTC requirements may constitute unfair or deceptive acts or practices under Section 5(a) of the Federal Trade Commission Act (the “FTC Act”). While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to bring enforcement actions based on the FTC’s interpretation of public privacy statements. Further, events that we cannot fully control, such as data breaches, may also result in civil penalties, FTC enforcement or enforcement by U.S. state attorneys general or other regulators. Various U.S. states have implemented privacy laws and regulations that regulate the use and disclosure of health information and other personal information. For example, the California Consumer Privacy Act and its implementing regulations (the “CCPA”), established a privacy framework for covered businesses by, among other items, expanding the definition of personal information, establishing new data privacy rights for consumers who are California residents, imposing rules on the collection of personal information from minors, and creating a statutory damages framework for violations of the CCPA, including for failure to implement reasonable security procedures and practices to prevent data breaches. Penalties for violations of the CCPA include civil penalties and may result in related legal claims. The California Privacy Rights Act (“CPRA”), most provisions of which became operative on January 1, 2023, introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency. Several other states have implemented similar consumer privacy laws that took effect in the past year or will take effect in the near future. Further, Washington’s My Health My Data Act, taking effect July 1, 2024, imposes requirements specific to consumer health data. The foregoing U.S. state privacy laws impose many similar obligations as the CCPA on our processing of personal information. Other U.S. states are considering similar privacy legislation, and industry organizations regularly adopt and advocate for new standards in these areas. The uncertainty, ambiguity, complexity, and potential inconsistency surrounding the implementation and interpretation of the CCPA and other enacted or forthcoming U.S. state privacy laws exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal information and protected health information. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (the “Clinical Trials Regulation”) was adopted. The Clinical Trials Regulation entered into force on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EEA countries, repealing the prior Clinical Trials Directive. The new Clinical Trials Regulation allows a sponsor to start and conduct a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year after the application date, i.e. January 31, 2022. The transition period for the trials ongoing at the moment of applicability will be a maximum of three years after the date of application of the Clinical Trials Regulation. Clinical trials authorized under the current Clinical Trials Directive before January 31, 2023 can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts.

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

Employees and Human Capital Resources

As of December 31, 2024, we had approximately 115 full-time employees, including five employees who have M.D.s or Ph.D.s. Within our workforce, 11 employees were primarily engaged in research and development, 85 were primarily engaged in sales and marketing and 19 were primarily engaged in general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relationships with our employees. We focus on identifying, attracting, incentivizing, developing and retaining an exceptional team of highly talented and motivated employees to support our current product pipeline and future business goals. In order to drive innovation, we continuously improve our human capital management strategies and find ways to foster engagement and growth within our company.

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

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, we and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, we and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to us to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024, which payment has been made on July 8, 2024 and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm; (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). We and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect our claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. The court has requested additional oral argument on the topic of remedies against Mr. Mack, which argument occurred on November 15, 2024. The parties are awaiting a final judgment from the court.

ZTlido Patent Litigation

On June 22, 2022, we filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. We are seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex and Aveva were subject to an automatic 30-month stay preventing them from selling a generic version of ZTlido during that time which was extinguished by the U.S. District Court for the Southern District of Florida decision described below. However, to our knowledge, Aveva has not received FDA approval for any generic version of ZTlido. The two Apotex entities were dismissed from the litigation without prejudice, as they no longer had an interest in the generic product that Aveva seeks to market. Before trial, Aveva dropped its challenge to the validity and enforceability of the Company’s patents. Trial in the ZTlido Patent Litigation was held from July 8, 2024 to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case was submitted to the U.S. District Court for the Southern District of Florida. On August 26, 2024, that court issued a decision finding that Aveva’s product does not infringe our ZTlido Patents. We are appealing that decision to the U.S. Court of Appeals for the Federal Circuit, and we filed a Notice of Appeal with the U.S. District Court for the Southern District of Florida on September 25, 2024.

Our Corporate History

Legacy Scilex was incorporated in Delaware in February 2019 for the purpose of effecting a corporate reorganization. On March 18, 2019, Legacy Scilex entered into a Contribution and Loan Agreement with Sorrento and the holders of the outstanding shares of capital stock of Scilex Pharma pursuant to which Legacy Scilex acquired 100% of the outstanding shares of capital stock of Scilex Pharma in exchange for shares of Legacy Scilex Common Stock (such transaction, the “Contribution”). Pursuant to the Contribution and Loan Agreement, Sorrento provided Legacy Scilex with a loan with an initial principal amount of $16.5 million in the form of a note payable, which loan was used to fund the acquisition of Semnur. Concurrently therewith, Legacy Scilex entered into the Semnur Merger Agreement with Semnur, Sigma Merger Sub, Inc., Legacy Scilex’s prior wholly owned subsidiary, Fortis Advisors LLC, solely as representative of the holders of Semnur equity, and Sorrento, for limited purposes. Pursuant to the Semnur Merger Agreement, Sigma Merger Sub, Inc. merged with and into Semnur, with Semnur surviving the Semnur Merger as Legacy Scilex’s wholly owned subsidiary. As a result of the Contribution and the Semnur Merger, Scilex Pharma and Semnur became Legacy Scilex’s wholly owned subsidiaries. Prior to the Contribution and the Semnur Merger, operations of Legacy Scilex were conducted through Scilex Pharma, which was formed in September 2012. Semnur was formed in June 2013.

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
•
The terms of the Oramed Note and the Tranche B Notes (each as defined below) place restrictions on our operating and financial flexibility.
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
•
We are party to the Romeg License Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, and if we lose the right to license such intellectual property or if the Romeg License Agreement is terminated for any reason, our ability to commercialize GLOPERBA would be harmed.
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
•
Any approved product candidate will be subject to ongoing and continued regulatory requirements, which may result in significant expense and limit our ability to commercialize such products.

Risks Related to our Relationship with Sorrento

•
Sorrento previously supported many of our important corporate functions. Accordingly, our historical consolidated financial statements may not necessarily be indicative of the conditions that would have existed or our results of operations if we had been operated as an unaffiliated company of Sorrento, and we have and will continue to incur incremental costs as a stand-alone public company.

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

Since our inception, we have incurred significant net losses, with net losses of $72.8 million and $114.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of approximately $563.1 million and $490.2 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

The terms of the Oramed Note and the Tranche B Notes place restrictions on our operating and financial flexibility.

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

Pursuant to the Oramed Note, since the outstanding principal of the Oramed Note was not repaid in full on or prior to March 21, 2024, an exit fee of $3,056,250 has been earned with respect to the Oramed Note, which shall be due and payable on the date the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to cause all outstanding amounts under the Oramed Note to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus fifteen percent (15%) or (ii) the maximum rate permitted under applicable law.

Any voluntary prepayments of the Oramed Note occurring prior to the one-year anniversary of the Oramed Closing Date are required to be paid together with a make-whole amount equal to 50% of the amount of additional interest that would accrue on the principal amount so prepaid under the Oramed Note from the date of such prepayment through and including the maturity date. The make-whole amount was waived by Oramed for our voluntary prepayments in March 2024. If the Oramed Note is accelerated upon an event of default, we are required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring us and our subsidiaries to, following the earlier of (x) April 1, 2024, and (y) the date on which the Acceptable Indebtedness (as defined in the Oramed Note) is repaid in full, use 70% of the net cash proceeds of any Cash Sweep Financing (as defined in the Oramed Note) or advance under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal amount of the Oramed Note (the “Mandatory Prepayment Sweep”). Following each of the April 2024 RDO, the receipt of the FSF Deposit and ATM Sales Agreement (each as defined below), we made a mandatory prepayment of $9,578,835, $7,000,000 and $1,760,796, respectively, to Oramed, which equals 70% of the net cash proceeds we received from each of the April 2024 RDO, the FSF Deposit and the sale of shares pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

On October 8, 2024 (the “Issuance Date”), we issued and sold in a registered offering to certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Investors, the “Tranche B Noteholders”) senior secured convertible notes in the aggregate principal amount of $50,000,000 (the “Tranche B Notes”), which notes will be convertible into shares of Common Stock, pursuant to that certain securities purchase agreement we entered into with the Tranche B Noteholders, dated as of October 7, 2024 (the “Tranche B Securities Purchase Agreement”). In consideration for Tranche B Notes issued to Oramed, the outstanding principal balance of the Oramed Note was reduced by $22,500,000, and an additional principal payment of an aggregate amount of $15,000,000 was made in November and December 2024. As of December 31, 2024, the outstanding principal amount, as well as the accrued interest and fees, of the Oramed Note was $24,955,634, with the remaining amount due on March 21, 2025, which maturity date was extended to December 31, 2025 pursuant to an amendment letter we entered into with Oramed, dated as of January 21, 2025.

Unless earlier converted or redeemed, the Tranche B Notes mature on the two-year anniversary of the Issuance Date (the “Maturity Date”), subject to extension at the option of the holder in certain circumstances as provided therein. The Tranche B Notes bear interest at a rate of 5.5% per annum, payable in arrears on the first trading day of each calendar quarter, beginning January 2, 2025, payable, at our option, either in cash or in shares of Common Stock, subject to certain conditions.

The Oramed Note and the Tranche B Notes contain affirmative and negative covenants binding on us and our subsidiaries which restrict, among other things, us and our subsidiaries from incurring indebtedness or liens, repaying certain indebtedness, or declaring or paying any cash dividends or distribution, selling or otherwise disposing of any assets, entering into transactions with affiliates, in each case as more fully set forth in, and subject to certain qualifications, exceptions, and “baskets” set forth in the Oramed Note and the Tranche B Notes. The Oramed Note also contains covenants requiring us to maintain a segregated bank account under specific terms and conditions, for purposes of receiving the Mandatory Prepayment Sweep, requiring SCLX Stock Acquisition JV LLC, our indirect wholly owned subsidiary (“SCLX JV”), to comply with the separateness representations and covenants in its organizational documents, and requiring our subsidiary, SCLX DRE Holdings LLC, to maintain its status as a passive holding company. The Tranche B Notes also require us to, at the request of the holder, not more frequently than once per fiscal year, hire an independent, reputable investment bank to investigate whether any breach of the Tranche B Notes has occurred if an event constituting an event of default has occurred and is continuing or any holder reasonably believes that an event constituting an event of default has occurred or is continuing.

The Oramed Note and the Tranche B Notes contain certain customary events of default, including, without limitation, a cross-default to other specified indebtedness or any other indebtedness involving an obligation of certain amount, a failure in payment of principal, as well as any bankruptcy, insolvency, reorganization event. The Oramed Note also contains additional events of default with respect to certain events relating to our obligations under that certain registration rights agreement, dated as of September 21, 2023, between us and Oramed and relating to (i) the warrants to purchase up to an aggregate of 13,000,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Penny Warrants”), that we issued to Oramed pursuant to the Scilex-Oramed SPA, (ii) the warrants to purchase up to 4,000,000 shares of Common Stock, with an exercise price of $11.50 per share (the “Transferred Warrants”), that we transferred to Oramed pursuant to the Scilex-Oramed SPA and/or (iii) the shares of Common Stock underlying the Penny Warrants or Transferred Warrants, in each case as more fully set forth in the Oramed Note.

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

In addition, the Tranche B Notes prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Tranche B Notes under a written agreement approved by the required holders of the Tranche B Notes before the transaction is completed. Upon consummation of specified fundamental transactions, the successor entity must confirm that upon conversion or redemption of the Tranche B Notes thereafter, shares of the successor entity will be issuable upon such conversion or redemption. The holders of the Tranche B Notes also have certain redemption rights upon a fundamental transaction constituting a change of control.

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

If an event of default occurs under the Oramed Note or the Tranche B Notes (collectively, the “Existing Notes”), the holder of the Oramed Note could elect to immediately accelerate the due date of such note and, in the case of the Tranche B Notes, all of the holders thereof could require that we redeem such notes in accordance with the terms thereof, including any default interest rates, liquidated damages or similar penalties that would arise pursuant to the terms of such Existing Notes upon an event of default that is not cured within the applicable periods set forth in the Existing Notes.

We may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness under the Existing Notes or to make any accelerated or redemption payments, and the lenders could seek to enforce their respective security interests in the collateral securing such indebtedness or other remedies available to such lenders under the Existing Notes or as provided by applicable law. The lenders could also seek to enforce the guaranty under the Subsidiary Guarantee entered into by us and each of our subsidiaries, dated as of September 21, 2023 and amended as of October 8, 2024, to carry out our payment obligations under the Existing Notes. Any failure by us to comply with the obligations under the Existing Notes could cause our stock price to decrease significantly, result in substantial dilution or cause us to be unable to raise additional capital, which could have a material negative effect on our business, financial condition and results of operations. See the risk factor titled “We may not have the ability to raise the funds necessary to settle the Oramed Note or the Tranche B Notes in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash upon conversion of the Tranche B Notes” for additional information.

We may not have the ability to raise the funds necessary to settle the Oramed Note or the Tranche B Notes in cash upon a change of control or other event of default, and any future debt may contain limitations on our ability to pay cash upon conversion of the Tranche B Notes.

A change of control transaction triggers an event of default under the Oramed Note, which will result in the full unpaid principal amount of the Oramed Note, together with interest and other amounts owing in respect thereof, to the date of acceleration becoming, at the election of the holder of the Oramed Note, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Oramed Note). Similarly, a change of control transaction (including any fundamental transaction in which our successor is not a public company) triggers the redemption rights of the holders under the Tranche B Notes. If the Tranche B Notes are not retired in connection with such change of control transaction, each holder may require us to redeem in cash all, or any portion, of the Tranche B Notes at a 30% redemption premium to the greater of (i) the amounts then outstanding under the Tranche B Notes to be redeemed; (ii) the equity value of our Common Stock underlying such Tranche B Notes; and (iii) the equity value of the change of control consideration payable to the holders of our Common Stock underlying such Tranche B Notes.

In such events or in the event of any other redemption event or event of default under the Oramed Note or the Tranche B Notes, we may not have enough available cash or be able to obtain financing at the time we are required to pay cash with respect to the Oramed Note or the Tranche B Notes. In addition, our ability to pay cash upon default of the Oramed Note or the Tranche B Notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness.

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

As of December 31, 2024, our cash and cash equivalents were approximately $3.3 million and we had an accumulated deficit of approximately $563.1 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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
•
the costs of financing additional clinical, regulatory and commercial activities; and
•
the extent and scope of our general and administrative expenses.

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

If we do not generate cash flow from operations sufficient to pay our debt service or other obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to refinance our debt and fund other obligations will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. See Note 2 titled “Liquidity and Going Concern” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a discussion regarding our ability to continue as a going concern.

Our recurring losses from operations, negative cash flows and substantial cumulative net losses raise substantial doubt about our ability to continue as a going concern.

In Note 2 titled “Liquidity and Going Concern” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we disclose that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the years ended December 31, 2024 and 2023, which stated that management has concluded that substantial doubt exists about our ability to continue as a going concern for one year after the date our consolidated financial statements are issued. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of approximately $563.1 million as of December 31, 2024 and approximately $490.2 million as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to become a profitable operating company is dependent upon our ability to generate revenue and obtain financing adequate to fulfill our development and commercialization activities, and achieving a level of revenue adequate to support our cost structure. We have plans to obtain additional resources to fund our currently planned operations and expenditures through additional debt and equity financing. We will need to seek additional financing to fund our current operations, including the commercialization of ZTlido, GLOPERBA and ELYXYB, as well as the development of our other material product candidates for the next 12 months. Our plans are substantially dependent upon the success of future sales of ZTlido, ELYXYB and GLOPERBA among which ELYXYB and GLOPERBA are still in the early stages of commercialization, and are dependent upon, among other things, the success of our marketing of ZTlido, ELYXYB and GLOPERBA and our ability to secure additional payor contracts with terms that are consistent with our business plan. If we are unable to obtain sufficient funding, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

We have previously identified material weaknesses in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to timely and accurately report our financial results and such material weaknesses may result in a material misstatement of our consolidated financial statements.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2022 and 2021, we identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

As more fully disclosed in Item 9A of this Annual Report on Form 10-K, for the years ended December 31, 2022 and 2021, the material weakness identified in our internal control over financial reporting related to ineffective control activities in the areas of revenue, business combination, debt and derivative liabilities caused by a lack of sufficient accounting resources with appropriate experience and technical expertise to effectively execute controls over certain judgmental and technical accounting areas. As a result of the material weakness, we hired additional accounting personnel and are implementing remediation measures including, but not limited to, performing a comprehensive assessment of accounting and finance resource requirements and hiring other personnel with sufficient accounting expertise at our company to improve the operating effectiveness of our review controls and monitoring activities, and utilizing external accounting experts as appropriate. Any potential material misstatements were identified and corrected as audit adjustments in the applicable periods and are properly reflected in our consolidated financial statements included in this Annual Report on Form 10-K. We hired a new Chief Financial Officer in May 2022 at Legacy Scilex and she served as Chief Financial Officer of the Company through September 2023. In May 2023, we appointed a Chief Accounting Officer, who became our Chief Financial Officer in September 2023. In addition, we expect to hire additional personnel with accounting expertise and utilize external accounting experts.

As of December 31, 2023, we have remediated the previously identified material weaknesses in our internal control over financial reporting, and we have not identified a material weakness in our internal control over financial reporting for the year ended December 31, 2024. If we identify additional material weaknesses or deficiencies in internal controls in the future and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our Common Stock, lead to delisting, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Under the Product Development Agreement and the Commercial Supply Agreement, we license the rights to ZTlido from, and rely exclusively on, Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of December 31, 2024, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of December 31, 2024, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

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

Under the Lifecore Master Services Agreement, we depend on Lifecore to manufacture clinical supplies of SEMDEXA. Lifecore has the right to terminate the Lifecore Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement and fail to cure such breach within 30 days of written notice; (2) if we (a) become insolvent, (b)

cease to function as a going concern, (c) become convicted of or plead guilty to a charge of violating any law relating to either party’s business, or (d) engage in any act which materially impairs goodwill associated with SEMDEXA or materially impairs the terminating party’s trademark or trade name; (3) if we fail to pay past due invoices upon 30 days’ written notice, or (4) if we reject or fail to respond to a major change proposed by Lifecore that does not change Semnur’s written and approved acceptance criteria in its product specifications. In the event that Lifecore decides to terminate the Lifecore Master Services Agreement, finding an alternative manufacturer on commercially reasonable terms, or at all, may be difficult. On June 6, 2023, Semnur entered into the Second Amendment to Lifecore Master Services Agreement with Lifecore, which extended the term of the agreement until December 31, 2028.

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

We rely on a single third-party logistics distribution provider for ZTlido, ELYXYB and GLOPERBA.

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

Certain of our existing license and supply agreements impose various milestone and other obligations on us. For example, under our Product Development Agreement with Itochu and Oishi, if our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, Itochu and Oishi have the right to terminate the Product Development Agreement if the parties are unable to resolve the concerns after 30 days of good-faith negotiation. As of December 31, 2024, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and

Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of December 31, 2024, neither Oishi nor Itochu has exercised its right of termination.

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

Our business is substantially dependent upon the intellectual property licensed from Oishi and Itochu. In the ordinary course of our business, we may enter into collaborations, additional in-licensing arrangements (such as, for example, the Romeg License Agreement), joint ventures, or strategic alliances to develop proposed products and to pursue new markets.

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
•
delays in subjects completing participation in a trial or returning for post-treatment follow-up;
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

Our business could be adversely affected by the effects of health pandemics or other health crises, which could cause significant disruptions in our operations and those of our CMOs, CROs and other third parties upon whom we rely.

Health pandemics or other health crises, including COVID-19, have in the past and could again in the future result in a disruption of our businesses, delay our research and development programs and timelines, negatively impact our productivity and increase risks associated with cybersecurity. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Moreover, our clinical trials may be negatively affected. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources. Some patients may not be able or willing to comply with trial protocols if wide-spread health crisis impede patient movement or interrupt healthcare services. Our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials, including the collection of data from our trials, and the effects of health pandemics or other health crises may affect their ability to devote sufficient time and resources to our programs. As a result, the expected timeline for data readouts, including incompleteness in data collection and analysis and other related activities, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and adversely affect our business, financial condition, results of operations and prospects. In addition, the impact of such health pandemics or other health crises on the operations of the FDA or other regulatory authorities could negatively affect our planned trials and approval processes.

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

Under the federal Food and Drug Omnibus Reform Act (the “FDORA”), sponsors are required to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug product. These plans are meant to encourage enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance, when finalized, will have the force of law. In January 2025, in response to an executive order issued by President Trump on diversity, equity and inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known. If we are not able to adhere to any new requirements, our ability to conduct clinical trials may be delayed or halted.

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

A Phase 3 trial was completed for SEMDEXA for the treatment of sciatica, a Phase 2 trial was completed for SP-103 in 2023, and multiple Phase 1 trials were completed in the first half of 2022 for SP-104. We may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of such clinical trials in a way that leads to our obtaining marketing approval for our product candidates in a timely manner, or at all. Our clinical trials may produce negative or inconclusive results, and, in the future, we may decide, or regulators may require us, to conduct additional clinical trials and preclinical studies in addition to those we have planned.

In March 2022, we announced final results from our Phase 3 trial for SEMDEXA, which reflect positive results with respect to primary and secondary endpoints, and we intend to use the results to support a NDA submission seeking approval for the treatment of sciatica. In November 2023, we had a Type C meeting with the FDA to discuss the requirements for filing a 505(b)(2) NDA for SEMDEXA. In the Type C meeting, the FDA indicated that it disagreed with us that the clinical data we had collected was sufficient to support the safety and efficacy of SEMDEXA. The FDA provided guidance regarding expectations for the additional confirmatory trial needed prior to a 505(b)(2) NDA filing and the circumstances under which one adequate and well-controlled trial would be sufficient for product registration. In February 2024, we had a Type D meeting with the FDA to preview a newly designed trial, in order to reduce the potential need for any other additional trials prior to a 505(b)(2) NDA filing. During the Type D meeting, the FDA provided further guidance with respect to efficacy requirements and expectations on the size of safety database needed to help best position us to be able to satisfy the requirements for a 505(b)(2) pathway approval. Our failure to adequately demonstrate the safety and effectiveness of our product candidates would prevent regulatory approval and, ultimately, the commercialization of that product for the proposed indication for use.

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

As of December 31, 2024, we had approximately 115 full-time employees. We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

As previously announced, our Board authorized our management to explore ways in which to maximize the value of Semnur and SP-102 (SEMDEXA™), the product candidate held by Semnur, for us and our stockholders, including by way of conducting a spin-off, merger, dividend, reclassification or other similar transaction. On August 30, 2024, Semnur entered into a Merger Agreement (the “Semnur Business Combination Agreement”) with Denali Capital Acquisition Corp. (“Denali”) and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”), in connection with a business combination (the “Business Combination”). The consummation of the Business Combination is subject to the satisfaction or waiver of a number of closing conditions of the respective parties. The completion of the Business Combination is not assured and is subject to risks, including, among others, the risk that approval of the Business Combination by Denali’s shareholders is not obtained or that other closing conditions are not satisfied. There is also no assurance the Business Combination will actually maximize the value of Semnur and/or the SP-102 asset for us or our stockholders. In addition, we will remain liable for significant transaction costs, including legal, accounting and financial advisory fees. Furthermore, the market price of our Common Stock may reflect various market assumptions as to whether the Business Combination will occur. Consequently, the failure to complete the Business Combination could result in a significant change in the market price of our Common Stock.

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

Moreover, the new administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the new administration has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the new administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business.

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

While we have implemented and maintain security measures, our computer systems and those of our CROs and other contractors and consultants are vulnerable to, and have experienced, computer viruses, unauthorized access, cybersecurity attacks, and other security incidents, including as perpetrated by hackers, or as the result of natural disasters, terrorism, war, or telecommunications or electrical failures. For example, there was a cyberattack on Change Healthcare in March 2024. We worked diligently with our co-pay savings card adjudicators to resolve the breakdown of processing of insurance claims by Change Healthcare, and restored the co-pay savings card processing for ZTlido and ELYXYB, which has been restored to normal operations. This incident did not have a material impact on the Company as a whole. A material system failure or security breach, if such an event were to occur, could result in a material disruption of our product development programs or a loss of our trade secrets or other proprietary information. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data. To the extent that any disruption or security breach were to result in the loss of or damage to our data or applications, or the unauthorized disclosure of confidential or proprietary information, including personal data, we could incur material legal liability or be the subject of legal claims, suffer damage to our reputation, lose or harm our intellectual property rights, and delay the continued research, development and commercial efforts of ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters or some other matter, that claim could have a material adverse effect on our business, financial condition, and results of operations.

Further, a security incident or privacy violation of the Company, those of our CROs and other contractors and consultants that leads to the unauthorized acquisition, interruption, modification, loss, theft, corruption, interference, or other unauthorized disclosure of, or prevents access to, personal data, including patient data or other protected health information, could harm our reputation, compel us to comply with federal or state breach notification laws and foreign equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents, and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Our ability, and the ability of our CROs and other contractors and consultants, to effectively manage and maintain our internal business information, and to ship products to customers and invoice them on a timely basis, depends significantly on our enterprise resource planning system and other information systems. Portions of our information technology systems and those of our CROs’ and other contractors’ and consultants may experience, and have experienced, interruptions, delays, or cessations of service or produce errors in connection with ongoing systems implementation work. Cybersecurity attacks in particular are continually evolving and include, but are not limited to, malicious software, ransomware, attempts to gain unauthorized access to data under our custody or control, and other electronic security breaches that could lead, and have led to disruptions in systems, misappropriation of confidential or otherwise protected information, and corruption of data. If we, our CROs and other contractors and consultants are unable to prevent such cybersecurity attacks or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, we may suffer loss of reputation, we may be the subject of governmental investigations, legal claims, or litigation, or we may incur financial loss or other regulatory penalties, each of which may not be covered by our insurance and may be material to our Company as a whole. In addition, these breaches and other unauthorized access to our systems can be difficult to detect, and any delay in identifying any such event may lead to increased harm of the type described above.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations.

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, as well as the continued hostilities between Russia and Ukraine and, more recently, Hamas’ attack against Israel and the ensuing conflict.

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

Our ability to effectively monitor and respond to the rapid and evolving developments and expectations relating to corporate responsibility, corporate governance, sustainability and/or corporate involvement in social issues, may impose unexpected costs or results in reputational or other harm that could have a material adverse effect on our business.

There is an increasing focus from certain investors, employees, regulators, listing exchanges and other stakeholders concerning factors such as corporate responsibility, corporate governance, sustainability and/or corporate involvement in social issues. Some investors and investor groups may use these factors—either in support or opposition— to guide their investment strategies and, in some cases, investors may choose not to invest in us if they believe our policies or practices relating to these factors do not align with their expectations. Currently, a variety of third-party providers of corporate responsibility and sustainability ratings measure the performance of companies on these factors, and the results of these assessments are widely publicized. Certain investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and certain major institutional investors have publicly emphasized the importance of these factors to their investment decisions. Topics taken into account in such assessments include, among others, the risks faced by companies arising out of climate change, human rights, business ethics and compliance, and the role of companies’ board of directors in overseeing various sustainability-related risks. Equally, certain investors, including institutional investors, actively reject the consideration of these matters when making their investment decisions. In light of certain investors’ increased focus on these factors, if we are, for example, perceived as deviating from our peers in respect of practices and initiatives related to these factors, we may be exposed to shareholder activism and litigation (both in support of, or in opposition to, such practices and initiatives).

In addition, there are rapidly evolving developments and changing expectations relating to such factors. As a result, the criteria by which our corporate responsibility and sustainability practices are assessed may change, which could cause us to undertake costly initiatives or actions to satisfy new demands. If we elect not to or are unable to adequately recognize and respond to such developments and changing (and sometimes conflicting) governmental, societal, investor and/or consumer expectations relating to such factors, we may miss corporate opportunities, become subject to additional scrutiny or incur unexpected costs. We may also face risk of consumer litigation or reputational damage in the event that our policies or practices do not meet the standards set by various constituencies.

We may also face reputational damage if we are unable to achieve an acceptable sustainability rating from third-party rating services. A low sustainability rating by a third-party rating service could also result in the exclusion of our Common Stock from consideration by certain investors who may elect to invest with our competitors instead. Ongoing focus on corporate responsibility and sustainability matters by investors and other stakeholders as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, financial condition or results of operations, including the sustainability of our business over time, and could cause the market value of our Common Stock to decline.

Further, our risk management related to these factors may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We may in the future make business decisions consistent with our risk management related to these factors that we believe, based on considered analysis, will create value and improve our financial performance over the long-term. These decisions, however, may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition and results of operations could be harmed.

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

The Product Development Agreement imposes various development, regulatory and/or commercial diligence obligations, payments and other obligations. Oishi and Itochu have the right to terminate the Product Development Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of December 31, 2024, Scilex’s net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of December 31, 2024, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement is terminated for certain reasons, such as our material breach of the agreement, our bankruptcy, or lack of economic viability, we will be required to transfer all licensed intellectual property rights, including those relating to ZTlido and SP-103, to Oishi and Itochu or their designee, at our own cost and expense. The loss of such licenses could materially harm our business, financial condition and results of operations.

We are party to the Romeg License Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, and if we lose the right to license such intellectual property or if the Romeg License Agreement is terminated for any reason, our ability to commercialize GLOPERBA would be harmed.

On June 14, 2022 (the “Original Signing Date”), we entered into the Romeg License Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, which was amended by that First Amendment to License and Commercialization Agreement, dated as of January 16, 2025. Under the Romeg License Agreement, among other things, Romeg granted us (1) a license, with the right to sublicense, under the patents and know-how specified therein to (a) commercialize a pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Romeg U.S. Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products in the Romeg U.S. Territory and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Romeg U.S. Territory; (2) an exclusive license, with right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof (collectively, the “Licensed Trademark”) in connection with the commercialization of the Initial Licensed Product solely in the Romeg U.S. Territory; and (3) pursuant to the amendment thereto, a license, with the right to (a) sublicense under the know-how and, if any, patents existing worldwide other than the Romeg U.S. Territory (the “Romeg Ex-U.S. Territory”), as specified therein, to develop, manufacture and commercialize Licensed Products in the Romeg Ex-U.S. Territory and (b) to use the Licensed Trademark in connection with the commercialization of the Licensed Products in the Romeg Ex-U.S. Territory. With respect to the foregoing clause (1), the license to know-how is exclusive for purposes of developing and commercializing Licensed Products in the Romeg U.S. Territory during the Romeg U.S. Territory Royalty Term, but is otherwise non-exclusive, and the license to patents is exclusive for purposes of developing and commercializing Licensed Products in the Romeg U.S. Territory until July 1, 2027 and, thereafter, is co-exclusive with Granules Pharmaceuticals, Inc. for the royalty term for such purposes. The Romeg U.S. Territory begins on the Original Signing Date and ends on the later of (i) expiration of the last-to-expire of the patents that covers the manufacture or commercialization of the Licensed Products in the Romeg U.S. Territory or (ii) the tenth anniversary of the Original Signing Date. With respect to the foregoing clause (3), the license to know-how patents (if any) is exclusive during the Romeg Ex-U.S. Territory Royalty Term, but is otherwise non-exclusive. The Romeg Ex-U.S. Territory Royalty Term begins on the date of the amendment agreement and ends on the tenth anniversary of such date. Our ability to commercialize GLOPERBA and develop Licensed Products depends on the effectiveness and continuation of the Romeg License Agreement. If we lose the right to license the intellectual property rights granted by the Romeg License Agreement, our ability to develop GLOPERBA as well as new product candidates based on the licensed intellectual property would be harmed.

The Romeg License Agreement imposes various development, regulatory and/or commercial diligence obligations, payments and other obligations. Romeg has the right to terminate the Romeg License Agreement under certain circumstances, including, among other things: (a) in the event we are in material breach of the Romeg License Agreement, unless we have cured any such breach within 60 days after any notice thereof was provided; (b) upon notice to us, if we fail to timely pay any milestone payment, percentage royalties or minimum quarterly royalties or fail to timely deliver the requisite quarterly report, which termination will be effective 30 days after the date of such notice, unless we have made such payment in full or delivered such quarterly report within such 30 day period; (c) immediately, if we challenge the licensed patents under any court action or proceeding or before any patent office or assist any third party to conduct any of these activities; (d) by written notice to us if sales of the Licensed Products do not commence or continue within specified periods agreed to by the parties; or (e) in the event of our bankruptcy or assignment for the benefit of creditors. If the Romeg License Agreement is terminated for certain reasons, such as our material breach of the agreement, our bankruptcy, or our failure to timely pay milestone payments, we will be required upon Romeg’s request to transfer all licensed intellectual property rights, including those relating to GLOPERBA and the Licensed Products, to Romeg or its designee, within thirty days after the termination of the Romeg License Agreement at a price to be agreed upon by the parties. The loss of such licenses could materially harm our business, financial condition and results of operations.

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

We have registered trademarks with the PTO for the mark “ZTlido,” “SCILEX,” “ELYXYB,” and “RESPONSIBLE BY DESIGN,” and we have filed trademark applications for the marks “SEMNUR PHARMACEUTICALS,” “SCILEX BIO,” and “SEMDEXA” in the United States. We also have trademark registrations for ZTlido in the UK and Greece and we have a pending trademark application for ZTlido in China. In China, we were involved in an ongoing dispute regarding third-party trademarks for ZTlido filed in the name of 秦皇島恆駿商貿有限公司 (Qinhuangdao Hengjun Trading Co., Ltd.). The China National Intellectual Property Administration issued a decision in our favor in February 2025, which has now become final. Our trademarks or trade names may be challenged, infringed, diluted, tarnished, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, dilution or tarnishment claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize ZTlido, GLOPERBA and ELYXYB, or develop and commercialize one or more of our product candidates. For example, Takeda filed the GLOPERBA Patent Litigation against us and Scilex Pharma on November 6, 2023, alleging that our filing with the FDA of an application for approval of a proposed revision to the product label for our GLOPERBA product infringed the Colcrys Patents. Takeda sought an order that the effective date of any FDA approval of our labeling revision be no earlier than the expiration date of the Colcrys Patents, and such further and other relief as the court may deem appropriate. On March 7, 2024, we entered into a Settlement Agreement (the “Settlement Agreement”) with Takeda to resolve the action and entered into a license agreement with Takeda pursuant to which Takeda granted a non-exclusive license to us and our affiliates of certain patents owned by Takeda. The Settlement Agreement was subject to review by the Federal Trade Commission and the U.S. Department of Justice, neither of which objected during the review period. After the expiration of the review period, the U.S. District Court for the District of Delaware entered a final consent judgment on May 3, 2024. See the section of this Annual Report on Form 10-K titled “Business – Legal Proceedings” for additional information regarding such proceedings. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, cease marketing ZTlido, GLOPERBA or ELYXYB, or developing our product candidates, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of ZTlido, GLOPERBA or ELYXYB or our product candidates, if approved. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further commercialize ZTlido, GLOPERBA or ELYXYB, or develop and commercialize one or more of our product candidates, which could harm our business, financial condition and results of operations significantly.

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

The time required to obtain marketing approval from the FDA or comparable non-U.S. regulatory authorities for a product candidate is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities, and its outcome is inherently uncertain. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, following our March 2022 announcement of the final results from our Phase 3 trial for SEMDEXA, we believed that we had sufficient data to support the safety and efficacy of SEMDEXA, which would provide us with a pathway for a 505(b)(2) NDA submission. In November 2023, we had a Type C meeting with the FDA to discuss the requirements for filing a 505(b)(2) NDA for SEMDEXA. In the Type C meeting, the FDA indicated that it disagreed with us that the clinical data we had collected was sufficient to support the safety and efficacy of SEMDEXA. The FDA provided guidance regarding expectations for the additional confirmatory trial needed prior to a 505(b)(2) NDA filing and the circumstances under which one adequate and well-controlled trial would be sufficient for product registration. In February 2024, we had a Type D meeting with the FDA to preview a newly designed trial, in order to reduce the potential need for any other additional trials prior to a 505(b)(2) NDA filing. During the Type D meeting, the FDA provided further guidance with respect to efficacy requirements and expectations on the size of safety database needed to help best position us to be able to satisfy the requirements for a 505(b)(2) pathway approval. Our future success depends on our ability to develop, receive regulatory approval for, and introduce new products or product enhancements that will be accepted by the market in a timely manner.

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

We have limited experience submitting applications for marketing authorization to the FDA, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if our clinical trials are successful. With the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Furthermore, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo, which overturned the long-standing Chevron doctrine that required courts to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes, could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. The Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rule-making process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Moreover, in order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval of a product candidate by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, the clinical trials conducted in one country, and the data generated therefrom, may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. If we do not receive regulatory approvals for our product candidates, our business, financial condition and results of operations will be substantially harmed.

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

Any approved product candidate will be subject to ongoing and continued regulatory requirements, which may result in significant expense and limit our ability to commercialize such products.

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

Other requirements include submissions of safety and other post-marketing information and reports, registration and listing, product tracking and tracing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. The future discovery of previously unknown problems with a product, including adverse events of unanticipated type, severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Certain manufacturers in the market in which we compete distribute certain products without completing the FDA approval process. For example, we believe certain lidocaine topical patches, plaster or poultice products marketed OTC and without FDA approval, require approval and compete inappropriately with ZTlido. In December 2018, we filed a citizen’s petition asking the FDA to clarify its requirements and take enforcement action against such products. Furthermore, we believe the labeling and marketing of certain OTC lidocaine patches products are false and deceptive, which could cause significant damages to our business and a diminution of goodwill in our intellectual property. In addition, on March 7, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which included statutory provisions reforming FDA’s mechanisms for regulating OTC drugs. Under the CARES Act, the FDA considers a drug to be generally recognized as safe and effective (“GRASE”) if it meets certain requirements, including items such as the active ingredient, indication for use, dosage, route of administration, and labeling set forth in the OTC monograph and related rulemakings. Historically, the FDA was required to establish, revise, and amend an OTC monograph by notice-and-comment rulemaking, which was lengthy and resource-intensive. The CARES Act replaces the rulemaking process with a final administrative order process. Administrative orders may be initiated by the FDA or at the request of a drug manufacturer or any other person. After a period for public comment on the administrative order, the FDA is able to issue a final administrative order, rather than a regulation, permitting the drug to be marketed over the counter. In 2023, the FDA has posted a final administrative order for external analgesic drug products for OTC human use. As this process is much more streamlined and less burdensome, this may benefit the manufacturers of lidocaine topical patches to obtain GRASE status from the FDA and thereby legally market these products over-the-counter and compete with ZTlido.

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

In addition, three decisions from the U.S. Supreme Court in June and July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned a regulatory agency’s ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which FDA and other agency regulations, policies, and decisions may become subject to increasing legal challenges, delays and changes.

A fast track product designation or other designation to facilitate product candidate development may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

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

The ability of the FDA to review and approve new products and conduct other regulatory activities can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business, financial condition and results of operations. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of manufacturing facilities in 2020. Additionally, the new administration recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If a prolonged government shutdown occurs, if funding for the FDA or other federal agencies (including their workforce) is reduced or if future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, U.S. state laws and regulations relating to data privacy and security and consumer protection are constantly evolving. For example, the CCPA, which went into effect on January 1, 2020, created new individual privacy rights for California consumers and placed increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA has been amended by the CPRA, which largely took effect on January 1, 2023. The CPRA also created a new state agency, the CPPA, vested with authority to implement and, along with the California Attorney General, enforce the CCPA. Further, Washington’s My Health My Data Act, taking effect July 1, 2024, imposes requirements specific to consumer health data. Several other states have enacted or are considering similar state consumer privacy laws. The state privacy laws vary from each other in many ways, which may complicate compliance efforts. The effects on our business of the state privacy laws and general consumer protection authorities are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to so comply. Privacy laws and regulations are constantly evolving and there are a number of legislative proposals at both the state and federal levels that could impose new obligations or limitations in areas affecting our business.

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

Our business may be impacted by actions of the new U.S. administration, including executive orders, policies, new legislation and judicial decisions.

The impact of the new U.S. administration is currently unknown. However, actions of the administration may cause us to change our business operations, with an unknown impact to our stakeholders, including patients, healthcare providers and employees. Failure to comply with new administration actions could expose us to litigation or other government actions. There can be no assurance that our compliance with new administration actions will provide sufficient mitigation.

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

We are exposed to the risk of fraud, illegal activity or other misconduct by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by employees could include intentional, reckless and/or negligent conduct that fails to comply with the laws and regulations of the FDA, EU Member States, EMA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, comply with laws and regulations, including, but not limited to the FCPA and internal policies restricting payments to government agencies and representatives, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission or contracting, customer incentive programs and other business arrangements. Misconduct by employees, independent contractors, consultants, commercial partners and vendors could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations, FDA debarment, exclusion from government-funded healthcare programs or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition and results of operations, including the imposition of significant fines or other sanctions and serious harm to our reputation.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency and disclosure, or sunshine, laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our current and future arrangements with healthcare professionals, clinical sites and clinical investigators, consultants, customers, patient organizations and third-party payors may subject us to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our current activities with clinical study investigators and research subjects, as well as our current and future sales, marketing, patient assistance or advocacy and education programs. In addition, we may be subject to physician payment transparency laws and patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the furnishing, recommending, or arranging for an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs — a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or special intent to violate the statute in order to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
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
•
federal government price reporting laws, which require drug manufacturers to calculate and report complex pricing metrics to government agencies, including CMS and Department of Veterans Affairs (“VA”), referred to as Government Program Statutory Price Reporting, where such reported prices are used in the calculation of reimbursement and/or discounts on marketed products paid by government healthcare programs. Participation in these programs and compliance with the applicable requirements may result in potentially significant discounts on products subject to reimbursement under federal healthcare programs and increased infrastructure costs, and may potentially limit a drug manufacturer’s ability to offer certain marketplace discounts. Additionally, if it is determined by the government, which could include a government agency such as CMS, Health Resources and Services Administration (“HRSA”), the VA, or by the Office of Inspector General (“OIG”) or Department of Justice (“DOJ”), that the Statutory Price Reporting was incorrect, causing the government to essentially pay more than they should through the reimbursement and/or discount, the manufacturer may be subject to significant False Claims Act investigations, civil monetary penalties and/or additional fines;
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

If we are found to have improperly promoted off-label uses of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, or if we are found to have improperly engaged in pre-approval promotion prior to the approval of such product candidates, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as ZTlido, GLOPERBA, ELYXYB, and our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Physicians may use our products, and our product candidates if they receive marketing approval, for their patients in a manner that is inconsistent with the approved labels, if the physicians believe in their professional medical judgment they could be used in such manner. However, if we are found to have promoted any of our products for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA, Department of Justice or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement or corporate mentorship, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

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

Since its enactment, there have been ongoing efforts to modify the ACA and its implementing regulations. For example, tax legislation enacted at the end of 2017 included provisions that, effective January 1, 2019, eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage, or the so-called “individual mandate.” It is unclear how healthcare reform measures enacted by Congress or implemented by the Trump administration or efforts, if any, to modify the ACA or its implementing regulations, or portions thereof, will impact our business. Litigation and legislation over the ACA and other healthcare reform measures are likely to continue, with unpredictable and uncertain results. Further, additional legislative changes to and regulatory changes under or related to the ACA remain possible.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs, as addressed further in the risk factor below titled “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs applicable to our product or product candidates, if approved, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.” While any proposed measures may require authorization through additional legislation to become effective, Congress and recent presidential administrations have each indicated an intent to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal health care programs and commercial payers will pay for healthcare products and services, which could result in reduced demand for ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved, or additional pricing pressures.

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

A failure to comply with reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively affect financial results. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes under the ACA to the Medicaid Drug Rebate Program. The final regulation has increased and will continue to increase costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on the results of operations, particularly if CMS challenges the approach a manufacturer has taken in the implementation of the final regulation. Other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program may have a similar impact. In addition, potential policy changes by the new administration may introduce additional uncertainty for our business, including changes to the level of scrutiny applied by the Health Resources and Services Administration (“HRSA”) to enforce non-compliance with the 340B program, new price restrictions on products we sell to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. Any such policy shifts could significantly impact our business and operations.

Manufacturers have obligations to report the average sales price for certain of drugs to the Medicare program as a part of the agreement to participate in the Medicaid Drug Rebate program. For calendar quarters beginning January 1, 2022, manufacturers are required to report the average sales price for certain drugs under the Medicare program regardless of whether they participate in the Medicaid Drug

Rebate program. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for products and the resulting Medicare payment rate, and could negatively affect results of operations. Starting in 2023, manufacturers must pay refunds to Medicare for single source drugs or biologics, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10% of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125% of the refund amount. Congress further could enact a Medicare Part B inflation rebate, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. Implementation of this regulation has affected manufacturer obligations and potential liability under the 340B program. Manufacturers are also required to report the 340B ceiling prices for covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that a manufacturer has violated the requirements of the program or the regulation could negatively affect financial results. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or otherwise could affect our 340B ceiling price calculations and negatively affect results of operations. In recent years, two U.S. Courts of Appeals for the Third Circuit and District of Columbia Circuits (the “Third Circuit” and “D.C. Circuit,” respectively) have ruled that, under Section 340B, manufacturers are not required to provide the discounted drugs to an unlimited number of contract pharmacies, but can impose some contractual limitations on how products may be distributed. The Third Circuit also upheld the ADR rules. One other case is pending in the U.S. Court of Appeals for the Seventh Circuit. Various states have also enacted laws prohibiting manufacturers from placing conditions on covered entities’ use of contract pharmacies. There is ongoing litigation over these state laws.

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

In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. Under either program, civil monetary penalties could be applied if a manufacturer fails to provide these discounts in the amount of 125% of the discount that was due. Furthermore, the Inflation Reduction Act of 2022 (the “IRA”), PL 117-169, seeks to limit manufacturers’ price increases for drugs reimbursed by Medicare, to not more than the rate of inflation, at least where those increases would otherwise affect payments under Medicare. Under the provisions, beginning in October 2022, if a manufacturer increases the price of a drug reimbursed under Medicare by more than the rate of inflation (as measured by the consumer price index), the manufacturer must pay rebates to the federal government, equal to the amount by which the increase exceeds the rate of inflation in the relevant period.

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

We may in the future conduct clinical trials for current or future product candidates outside the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We expect to conduct clinical trials internationally in the future. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

Risks Related to our Relationship with Sorrento

Sorrento previously supported many of our important corporate functions. Accordingly, our historical consolidated financial statements may not necessarily be indicative of the conditions that would have existed or our results of operations if we had been operated as an unaffiliated company of Sorrento, and we have and will continue to incur incremental costs as a stand-alone public company.

We have completed the process of replicating and replacing certain functions, systems and infrastructure previously provided by Sorrento (our former controlling stockholder) prior to and subsequent to the Business Combination. We currently have no shared services or other intercompany arrangements. We have made and continue to make investments and hire additional employees to operate without access to Sorrento’s operational and administrative infrastructure. These functions, systems and infrastructure are costly to implement.

Historically, Sorrento performed or supported many important corporate functions for us. Our consolidated financial statements for the fiscal years ended December 31, 2023, 2022 and 2021 reflect charges for these services on an allocation basis. As a result, such consolidated financial statements may not be reflective of conditions that would have existed or what our results of operations would have been had we been a stand-alone public company and no longer a majority-owned subsidiary of Sorrento during such periods. We have incurred significant costs to replace the services and resources that are no longer provided by Sorrento. We are also incurring additional costs as a stand-alone public company. As a stand-alone public company, our total costs related to certain support functions may differ from the costs that were historically allocated to us from Sorrento. As we now operate separately from Sorrento, if we are not able to maintain adequate systems and business functions, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.

Risks Related to Ownership of our Common Stock

The market price of our Common Stock may fluctuate significantly, and investors in our Common Stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to March 25, 2025, our closing stock price ranged from $0.23 to $14.80. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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
•
effects of public health crises, pandemics and epidemics; and
•
other events or factors, many of which are beyond our control, such as the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions.

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

We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future and there is no assurance that we will complete the previously declared stock dividend. Any return on investment may be limited to the capital appreciation, if any, of our Common Stock.

We have not paid cash dividends on our Common Stock and we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Should we decide in the future to do so, as a holding company, our ability to pay dividends on our capital stock and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries, including Legacy Scilex. In addition, our ability to pay dividends may be limited by covenants in future outstanding indebtedness that we or our subsidiaries may incur. Since we do not intend to pay cash dividends, a stockholder’s ability to receive a return on such stockholder’s investment will depend on any future appreciation in the market value of our Common Stock. There is no guarantee that our Common Stock will appreciate or even maintain the price at which our stockholders have purchased it.

In October 2024, the Board declared a stock dividend (the “Dividend”) consisting of an aggregate of 5,000,000 shares (the “Dividend Stock”) of Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share, to record holders of certain of our securities as of the close of business on November 7, 2024 (which date was subsequently changed to April 11, 2025) (the “Record Date”). Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock (the “Certificate of Designation”) previously filed with the Secretary of State of the State of Delaware, designating the Dividend Stock, if the Dividend Stock is distributed, the holders of thereof may become entitled to a pro rata portion of the number of shares that represents the lesser of (a) 10% of the shares of common stock, par value $0.00001 per share (the “Semnur Common Stock”), of Semnur (or such other securities into which or for which such stock may be exchanged or converted), held by us as of immediately prior to the Effective Date (as defined in the Semnur Business Combination Agreement) (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction) and (b) that number of shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) equal to $200,000,000 divided by the closing price of such Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) on any national securities exchange on which such shares are listed on the date that is 10 trading days prior to the Determination Date (as defined below), which shares shall be paid from the shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) held by us as of immediately prior to the Effective Time (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction). For purposes of the Certificate of Designation, (a) “Effective Time” means the effective time of the Business Combination (as defined below) as determined under the terms of the Semnur Business Combination Agreement, (b) “Determination Date” means, if the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) is listed for, and trading on, any national securities exchange, the date that is 15 trading days following the Registration Date, (c) “Registration Date” means the earlier of (i) the Effective Time, at which time the shares of Semnur Common Stock (or such other securities into which or for which such stock has been exchanged or converted) are registered under the Exchange Act and (ii) the time at which the Registration Statement is declared effective by the SEC and (d) “Registration Statement” means a registration statement, whether under the Exchange Act or the Securities Act, that is filed by Semnur or any successor thereto or affiliate thereof with respect to the registration of the Semnur Common Stock or any securities into which or for which such stock may be exchanged or converted. The Board has the right to change the Record Date and the right to revoke the Dividend at any time prior to the payment date therefor. There can be no assurance that the Board will not revoke the Dividend or that, even if such Dividend is paid, the conditions for the mandatory exchange set forth in the Certificate of Designations will ever occur (including that the Registration Date shall have occurred on or before 11:59 p.m. Eastern time on October 28, 2025).

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

On December 30, 2022, Sorrento announced that its board of directors authorized Sorrento to dividend to Sorrento equity holders of record as of January 9, 2023 an aggregate of 76,000,000 shares of our Common Stock that were held by Sorrento (the “Dividend

Shares”). As of the date on which this Annual Report on Form 10-K was filed with the SEC, such shares are subject to a lock-up restriction prohibiting the sale, pledge or other transfer until April 14, 2025.

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

We may issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our Common Stock or, alternatively, may have dividend, liquidation or other preferences to our Common Stock. The issuance of additional equity securities, whether upon conversion of the Tranche B Notes into Common Stock or otherwise, will dilute the holdings of existing stockholders and may reduce the share price of our Common Stock.

Pursuant to the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on November 9, 2022, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 9, 2022, we are authorized to sell shares to our employees. Further, pursuant to the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”), which was adopted on January 17, 2023, we are authorized to grant equity awards to individuals as a material inducement to join the Company. A total of 24,426,545 shares of Common Stock (which number of shares accounts for the automatic annual increase on January 1, 2025), 5,970,115 shares of Common Stock (which number of shares accounts for the annual increase on January 1, 2025) and 1,400,000 shares of our Common Stock have been reserved for future issuance under the Equity Incentive Plan, the ESPP and the Inducement Plan, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, beginning on January 1, 2023. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our Common Stock to fall.

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

If it appears to the Staff of Nasdaq that we will not be able to cure the deficiency in connection with the Minimum Bid Price Requirement, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by April 30, 2025 for the Minimum Bid Price Requirement, Nasdaq will provide written notification to us that our shares of Common Stock are subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

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

On November 21, 2024, we received a letter (the “Nasdaq Notice”) from Nasdaq advising us that we were not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of our failure to file the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Q3 Form 10-Q”) in a timely manner. The Listing Rule requires listed companies to timely file all required periodic reports (the “Timely Reporting Requirement”) with the SEC Under Nasdaq rules, we have 60 calendar days from receipt of the Nasdaq Notice, or until January 20, 2025, to submit a plan to regain compliance with the Listing Rule. If Nasdaq accepts our plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Q3 Form 10-Q, or until May 19, 2025, to regain compliance. We regained compliance with the Listing Rule by filing the Q3 Form 10-Q on January 17, 2025.

We and/or our directors and officers may be subject to litigation or other actions as a result of or relating to our internal investigation and our failure to timely file the Q3 Form 10-Q with the SEC and an unfavorable outcome with respect to such matters could harm our business, financial condition and results of operations.

As previously disclosed, the audit committee of the Board (the “Audit Committee”) recently commenced an investigation with the assistance of independent counsel with respect to an evaluation of the following contracts: (i) the Commitment Side Letter entered into with FSF 33433 LLC (a copy of which was filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 12, 2024), (ii) a distribution agreement entered into with Endeavor Distribution LLC (“Endeavor”) in June 2024, and (iii) the Satisfaction Agreement entered into with FSF 33433 LLC and Endeavor (a copy of which was filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 18, 2024). The investigation relates to the accounting treatment of such contracts and related matters.

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

As a result of our failure to timely file the Q3 Form 10-Q, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.

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

As a result of our failure to timely file the Q3 Form 10-Q, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise necessary capital to repay our debt obligations as they become due, pursue acquisition and development opportunities, and execute our business strategy. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use a registration statement on Form S-3, we may experience delays in the offering process due to SEC review of a registration statement on Form S-1, experience downward pressure on our share price given that we will have to disclose the offering prior to formal commencement, and incur increased offering and transaction costs. If we are unable to raise capital through a registered offering, we would be required to conduct financing transactions on a private placement basis, subject to pricing, size and other limitations for equity raises under Nasdaq rules, or seek other sources of capital, which are not guaranteed. The foregoing limitations on our financing approaches could impair our ability to raise capital on terms favorable to us, in a timely manner or at all, which could have a material adverse effect on our results of operations, liquidity and financial position.

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our Common Stock.

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

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of our testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. See “Risk Factors — We have previously identified material weaknesses in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to timely and accurately report our financial results and such material weaknesses may result in a material misstatement of our financial statements.” above for additional information regarding a previously identified material weakness. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

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

On March 27, 2020, then-President Trump signed into law the CARES Act, which included certain changes in tax law (including to the TCJA) intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. On August 16, 2022, former President Biden signed the IRA into law, which contained certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations, an excise tax of 1% on certain corporate stock buy-backs, and an excise tax with respect to certain drug sales for failing to offer a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation.

Many provisions of the TCJA expire at the end of 2025 or are modified beginning in 2026. The U.S. Congress and the current administration have indicated that they intend to pursue legislation in 2025 to make permanent the 2017 TCJA provisions but there is no guarantee that this initiative will be successful. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. The impact of these tax reforms on holders of our Common Stock is uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Common Stock.

Our Warrants are exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of December 31, 2024, outstanding SPAC Warrants (as defined below) to purchase an aggregate of 6,958,309 shares of our Common Stock are exercisable in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $11.50 per share. “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that entitle the holder of each whole warrant to purchase one Vickers ordinary share at a price of $11.50 per share (the “Public Warrants”), and (ii) the 6,840,000 warrants sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 were subsequently forfeited and 3,104,000 were transferred to Sorrento, in each case in connection with the Business Combination) (the “Private Warrants”).

As of December 31, 2024, (i) outstanding Penny Warrants to purchase an aggregate of 6,500,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $0.01 per share, (ii) outstanding February 2024 BDO Firm Warrants to purchase an aggregate of 3,803,447 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.70 per share; (iii) outstanding February 2024 BDO Representative Warrants to purchase an aggregate of 470,588 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $2.125 per share; (iv) outstanding Deposit Warrant to purchase an aggregate of 3,250,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.20 per share, (v) outstanding April 2024 RDO Common Warrants to purchase an aggregate of 15,000,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.10 per share and (vi) outstanding April 2024 RDO Placement Agent Warrants to purchase an aggregate of 1,200,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $1.25 per share.

On October 8, 2024, we issued the October 2024 Noteholder Warrants to purchase an aggregate of 7,500,000 shares of Common Stock, which are exercisable as of the date of this Annual Report on Form 10-K. On the same date, we also issued the October Placement Agent Warrants to purchase an aggregate of 3,669,724 shares of Common Stock, which will become exercisable 180 days following the date of issuance. The exercise price of both the October 2024 Noteholder Warrants and the October 2024 Placement Agent Warrants was initially $1.09 per share (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December 2024 RDO in accordance with the terms of such warrants).

On December 13, 2024, we issued the December 2024 RDO Pre-Funded Warrants to purchase an aggregate of 2,401,132 shares of Common Stock, which have been fully exercised as of the date of this Annual Report on Form 10-K. On the same date, we also issued the December 2024 RDO Common Warrants to purchase an aggregate of 57,512,958 shares of Common Stock and the StockBlock Warrants to purchase an aggregate of 4,601,036 shares of Common Stock, which will become exercisable 180 days following the date of issuance. The exercise price of both the December 2024 RDO Common Warrants and the StockBlock Warrants is $0.649 per share and $0.7375 per share, respectively.

To the extent the SPAC Warrants, the Penny Warrants, the February 2024 BDO Firm Warrants, the February 2024 BDO Representative Warrants, the Deposit Warrant, the Fee Warrant, the April 2024 RDO Common Warrants, the April 2024 RDO Placement Agent Warrants, the October 2024 Noteholder Warrants, the October 2024 Placement Agent Warrants, the December 2024 RDO Common Warrants and/or the StockBlock Warrants (collectively, the “Warrants”) are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. With respect to the SPAC Warrants, there is no guarantee that the SPAC Warrants will ever be in the money prior to their expiration, and as such, the SPAC Warrants may expire worthless. See below risk factor, “The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment.”

The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the money and may also expire worthless.

As of December 31, 2024, the exercise price for our SPAC Warrants is $11.50 per share of Common Stock. On March 25, 2025, the closing price of our Common Stock on the Nasdaq Capital Market was $0.25. If the price of our shares of Common Stock remains below $11.50 per share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

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

In addition, other than the SPAC Warrants discussed above and the Penny Warrants, as of December 31, 2024, we had other warrants to purchase shares of our Common Stock (with exercise prices ranging from $0.6490 to $2.125) issued and outstanding. As noted above, on March 25, 2025, the closing price of our Common Stock on the Nasdaq Capital Market was $0.25. If the price of our shares of Common Stock remains below the foregoing exercise prices of such other warrants, we believe the holders of such warrants will be unlikely to cash exercise such warrants, resulting in little or no cash proceeds to us. There is no guarantee that our other warrants will be in the money prior to their expiration and, as such, those other warrants may expire worthless.

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

The Senior Director of IT acts as the Incident Manager and meets regularly with our Incident Response Team, including members of Financial Risk Management, IT Security and Human Resources senior management to discuss the necessary measures to take prior to and during an incident. In the event of an incident, the Incident Manager meets regularly with the executive leadership team and keeps them apprised of the status of any incident during the incident response. Our Board and the Audit Committee also receive prompt and timely information from the Senior Director of IT and executive leadership regarding any cybersecurity risks that meet certain reporting thresholds, as well as ongoing updates regarding any such risk. Finally, the Incident Response Manager briefs corporate leadership on lessons learned from the incident during or after the recovery phase.

The Senior Director of IT, in collaboration with a team of IT professionals, our legal counsel and Human Resources, are tasked with implementing a program designed to protect our information systems from cybersecurity threats and manage material risks. The Senior Director of IT has served in various roles in information technology and information security for over 20 years. The Senior Director of IT and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition as of December 31, 2024. For more information, please see the risk factor disclosures included in Item 1A of this Annual Report on Form 10-K.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “SCLX” and “SCLXW,” respectively.

Holders

As of March 25, 2025, there were 315 holders of record of our Common Stock and two holders of record of our Public Warrants, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

Dividends

Except as set forth below, we have never declared or paid any dividends on shares of our Common Stock. We anticipate that we will retain all of our future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

As previously disclosed on October 27, 2024, our Board declared a stock dividend (the “Dividend”) consisting of an aggregate of 5,000,000 shares (the “Dividend Stock”) of Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share, to record holders of the following Company securities as of the close of business on November 7, 2024 (which date was subsequently changed to April 11, 2025) (the “Record Date”): (i) our Common Stock (such record holders, the “Record Common Holders”), (ii) certain warrants to purchase Common Stock that have not been exercised prior to the Record Date (and which have the right to participate in the Dividend pursuant to the terms of their respective warrants, other than, for the avoidance of doubt any warrants to purchase Common Stock with an exercise price of $11.50 per share, and any other warrants that by their terms have not vested and are therefore not entitled to participate in the Dividend) (such warrants, the “Participating Warrants” and such record holders, the “Record Warrant Holders”), (iii) the Tranche B Notes issued by us in October 2024 (such notes, the “Participating Notes” and such record holders, the “Record Note Holders”), and (iv) our Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock” and such record holder, the “Record Preferred Holder” and together with the Record Common Holders, the Record Warrant Holders, and the Record Note Holders, the “Record Holders”). Subject to the Board’s right to change the Record Date, the Dividend (unless otherwise determined by the Board) shall be paid on such date to be determined by subsequent resolutions of the Board, which payment date shall be within 60 days following the Record Date (i.e., by June 10, 2025) (such date as determined by the Board, the “Payment Date”) and shall be apportioned on a pro rata basis among the Record Holders in accordance with each Record Holder’s ownership percentage of our common stock (assuming the full exercise of all Participating Warrants to purchase common stock held by the Record Warrant Holders, the conversion of all Participating Notes held by the Record Note Holders and deemed conversion of all outstanding Series A Preferred Stock held by the Record Preferred Holder) as of the Record Date as set forth in the records of our transfer agent (with respect to the Record Common Holders and Record Preferred Holder) and ours (with respect to the Record Warrant Holders and the Record Note Holders) as of the Record Date. As of the date of this Annual Report on Form 10-K, the Board has not yet set a Payment Date for the Dividend and retains the right to revoke the Dividend and change the Record Date.

Should we decide in the future to declare a cash dividend or any other dividend, as a holding company, our ability to pay dividends on our capital stock and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. Further, our ability to pay dividends may be limited by covenants of any existing outstanding indebtedness and future outstanding indebtedness we or our subsidiaries incur.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III for information regarding securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of warrants purchased	Average price paid per warrant
September 1 – September 30, 2024	4,000,000	$0.075(1)
Total	4,000,000	$0.075

(1) As previously disclosed on September 23, 2024, we entered into a letter agreement with Oramed (the “Oramed Letter Agreement”), dated as of September 20, 2024, pursuant to which we agreed to, among other things, pay Oramed $300,000 to repurchase 4,000,000 SPAC Warrants held by Oramed.

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

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018, in-licensed two commercial products in 2022 and 2023, and are developing our late-stage pipeline. Our commercial product, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), is a prescription lidocaine topical product approved by the U.S. Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a dedicated sales force of over 70 people, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We launched GLOPERBA in June 2024 and believe we are well-positioned to market and distribute the product. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. We filed a New Drug Submission (“NDS”) to Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for the approval of ELYXYB for acute treatment of migraine with or without aura in Canada.

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

Since our inception, we have invested substantial efforts and financial resources on acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate revenue sufficient to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $72.8 million and $114.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $563.1 million. As of December 31, 2024, we had cash and cash equivalents of approximately $3.3 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our consolidated financial statements and our independent registered public accounting firm report included elsewhere in this Annual Report on Form 10-K for additional information.

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

On January 2, 2025, we entered into a deferral and consent letter with each of (i) Nomis Bay Ltd and BPY Limited (the “Nomis Bay Consent”), (ii) Oramed (the “Oramed Consent”) and (iii) 3i, LP (the “3i Consent” and, together with the Nomis Bay Consent and the Oramed Consent, the “Tranche B Consents”), respectively, pursuant to which the Tranche B Noteholders agreed to defer our obligation to make the First Amortization Payment until January 31, 2025. In consideration of such deferral, and to limit the Tranche B Noteholders’ right to exercise certain secured creditor remedies (including recourse against the assets of SCLX JV as a grantor under the Security Agreement (as defined in the Tranche B Consents)), SCLX JV delivered to the Tranche B Noteholders (or their designee) by deposit/withdrawal at custodian with the Depository Trust Company an aggregate of 5,000,000 Scilex Shares (as defined in, and contemplated pursuant to, the Term Sheet that is an exhibit to the Tranche B Consents (the “Term Sheet”)) held by SCLX JV, of which 2,500,000 shares were delivered to Oramed, 720,000 shares were delivered to BPY Limited, 1,280,000 shares were delivered to Nomis Bay Ltd, and 500,000 shares were delivered to 3i, LP.

In addition, pursuant to the Tranche B Consents, effective as of the latest of (i) the time of execution and delivery of the Tranche B Consents, (ii) the time of the delivery of the Scilex Shares and (iii) the time of grant of the Royalty and Exclusive Rights (each as defined in, and contemplated pursuant to, the Term Sheet), the Tranche B Noteholders agreed to further defer our obligation to make the First Amortization Payment until October 8, 2026, provided that, as contemplated in the Term Sheet, we pay an aggregate of $1.1 million in respect of a portion of the First Amortization Payment and related make-whole interest (which amount has been paid).

The Term Sheet provided that we and the Tranche B Noteholders would enter into an agreement pursuant to which the Tranche B Noteholders shall collectively receive a 10 year, assignable, freely transferable, 4% royalty on the worldwide Net Sales (as defined therein) of GLOPERBA and ELYXYB, excluding sales of ELYXYB in Canada. Please see section below titled “Gloperba-Elyxyb Royalty Purchase Agreement” for a description of such royalty agreement entered into by us.

Amendment to the Oramed Note

On January 21, 2025, we entered into an amendment letter with Oramed (the “Oramed Amendment”), pursuant to which, among other things, Oramed agreed to extend the Maturity Date under and as set forth in the Oramed Note from March 21, 2025 to December 31, 2025. In consideration of such extension, SCLX JV agreed to deliver to Oramed an aggregate of 3,250,000 shares of Common Stock held by SCLX JV.

ZTlido Rest of World License Agreement

On February 22, 2025 (the “Lido Effective Date”), Scilex Pharma entered into a License Agreement (the “Lido License Agreement”) with RoyaltyVest Ltd. (the “Licensee”) with respect to services, compositions, products, dosages and formulations comprising lidocaine that have been or are later developed by or on behalf of Scilex Pharma, including the product and any future product defined as a “Product” under Scilex Pharma’s existing (i) Product Development Agreement, dated as of May 11, 2011, with Oishi and Itochu, as amended, and (ii) the associated Commercial Supply Agreement, dated February 16, 2017, between Scilex Pharma, Oishi and Itochu, as amended, which include (a) ZTlido (lidocaine topical system) 1.8%, including the composition of matter with the NDC 69557-111-30 and (b) SP-103 (collectively, the “Lido Product”). The Lido License Agreement supersedes and replaces the that certain Rest of World License Term Sheet parties entered into on October 8, 2024.

Under the Lido License Agreement, Scilex Pharma granted to the Licensee during the Lido License Term (as defined below) a worldwide (other than the United States and certain territories stated in the Lido License Agreement), exclusive, non-transferable right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by Scilex Pharma to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Lido Products, in all cases solely for commercialization of the Lido Products outside of the United States and certain territories stated in the Lido License Agreement (the “Lido Licensee Territory”). The Licensee granted to Scilex Pharma a non-exclusive, non-transferable, right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the Licensor Territory (as defined therein), to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit Lido Product for commercialization of Lido Products in the Licensor Territory in the Field (each as defined therein), and (ii) worldwide, to develop and manufacture Lido Product for commercialization in the Licensor Territory in the Field (each as defined therein). Each of the Licensee and Scilex Pharma will receive 50% of the Net Revenue (as defined therein) generated, and the Licensee shall effect the foregoing by paying to Scilex Pharma its share of the Net Revenue on a quarterly basis.

Pursuant to the Lido License Agreement, the Licensee shall (i) use commercially reasonable efforts to obtain and maintain regulatory approval for the Lido Product in at least one Major Market Country (as defined therein) within 18 months after the Lido Effective Date, and (ii) commit $200,000, or its equivalent in kind, annually towards such efforts until it obtains regulatory approval for the Lido Product in the Lido Licensee Territory. Scilex Pharma shall use commercially reasonable and diligent efforts to obtain and maintain regulatory approvals for SP-103 and all existing Lido Products in each country or jurisdiction in the Licensor Territory (as defined therein).

Promptly after the Lido Effective Date, Scilex Pharma is required to (i) facilitate an introduction between Oishi, Itochu, and the Licensee, and (ii) use reasonable efforts to cause each of Oishi and Itochu to accept a direct engagement with the Licensee for the manufacturing or supply of the Lido Product in finished dosage form. In addition, Scilex Pharma agreed to appoint the Licensee as its exclusive distributor of the Lido Product in the Licensee Territory during the Lido License Term.

The term of the Lido License Agreement commences on the Lido Effective Date and continues until expiration of the last to expire Licensed Patents (as defined therein), unless earlier terminated (the “Lido License Term”).

Parent Guarantee for Lido License Agreement

On February 22, 2025, in connection with Lido License Agreement, we entered into that certain Parent Guarantee for Lidocaine License Agreement (the “Parent Guarantee”) with the Licensee, pursuant to which we agreed to guarantee the due and proper performance of Scilex Pharma’s obligations under the Lido License Agreement on the terms and conditions set forth in the Parent Guarantee. Pursuant to the terms of the Parent Guarantee, we shall provide the Licensee with written notice of any Change of Control (as defined therein) of

Scilex Pharma within five business days after the consummation of such Change of Control, and the Parent Guarantee and the guarantee obligations shall automatically terminate upon the consummation of such Change of Control.

Gloperba-Elyxyb Royalty Purchase Agreement

As contemplated by the Term Sheet in respect of the Royalty and Exclusive Rights described therein, on February 28, 2025 (the “Gloperba-Elyxyb Closing Date”), we entered into a Purchase and Sale Agreement (the “Gloperba-Elyxyb Royalty Purchase Agreement”) with Scilex Pharma, certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed (together with the Gloperba-Elyxyb Royalty Investors, the “Gloperba-Elyxyb RPA Purchasers”). Pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement, Scilex Pharma sold to the Gloperba-Elyxyb RPA Purchasers the right to receive 4% of all aggregate net sales worldwide (the “Gloperba-Elyxyb Purchased Receivables”) with respect to Gloperba, Elyxyb, and any related, improved, successor, replacement and/or varying dosage forms of the foregoing (the “Gloperba-Elyxyb Covered Products”).

In consideration of the Further Deferral and representing the “grant of the Royalty and Exclusive Rights” (as defined in the Term Sheet), during the period commencing on the Gloperba-Elyxyb Closing Date and expiring on the tenth anniversary of the Gloperba-Elyxyb Closing Date (the “Gloperba-Elyxyb Payment Term”), Scilex Pharma shall pay to each Gloperba-Elyxyb RPA Purchaser, by wire transfer of immediately available funds in U.S. dollars to such Gloperba-Elyxyb RPA Purchaser’s account such Gloperba-Elyxyb RPA Purchaser’s Specified Percentage (as defined in the Gloperba-Elyxyb Royalty Purchase Agreement) of the Covered Product Revenue Payments (each as defined in the Gloperba-Elyxyb Royalty Purchase Agreement) for each calendar quarter (commencing with the calendar quarter beginning January 1, 2025) promptly, but in any event no later than 60 calendar days after the end of each calendar quarter.

The Gloperba-Elyxyb Royalty Purchase Agreement shall terminate six months following receipt by the Gloperba-Elyxyb RPA Purchasers of all payments of the Purchased Receivables to which each Gloperba-Elyxyb RPA Purchaser is entitled during the Payment Term.

Royalty Security Agreement

Pursuant to the terms of the Gloperba-Elyxyb Royalty Purchase Agreement, we entered into a Security Agreement with Scilex Pharma and the collateral agent (as identified therein) for the benefit of the Gloperba-Elyxyb RPA Purchasers, dated as of February 28, 2025 (the “Gloperba-Elyxyb Royalty Security Agreement”).

Under the Gloperba-Elyxyb Royalty Security Agreement, each of our and Scilex Pharma’s due performance and payment under the Gloperba-Elyxyb Royalty Purchase Agreement is secured by certain collateral, including a collection account and certain material contracts, intellectual property rights and regulatory approvals, in each case related to the Gloperba-Elyxyb Covered Products.

Subordination Agreement

In connection with the Gloperba-Elyxyb Royalty Purchase Agreement and the Gloperba-Elyxyb Royalty Security Agreement, we entered into that certain Subordination Agreement, dated as of February 28, 2025 (the “Gloperba-Elyxyb Subordination Agreement”), by and among us, Scilex Pharma the Gloperba-Elyxyb RPA Purchasers and the Note Agent (each as defined in the Subordination Agreement). Pursuant to the Gloperba-Elyxyb Subordination Agreement, the parties agreed that all obligations, liabilities and indebtedness under the Gloperba-Elyxyb Royalty Purchase Agreement are secured by first priority liens on the collateral under the Gloperba-Elyxyb Royalty Security Agreement (the “Gloperba-Elyxyb Royalty Collateral”) and the Note Agent’s lien on the Gloperba-Elyxyb Royalty Collateral is subordinated and becomes a second priority lien.

Amendment No. 1 to ZTlido Royalty Purchase Agreement

On February 28, 2025, we and Scilex Pharma entered into an Amendment No. 1 to Purchase and Sale Agreement (the “ZTlido Royalty Amendment”) with the purchasers (the “ZTlido Royalty Purchasers”) under that certain Purchase and Sale Agreement, dated as of October 8, 2024 (the “ZTlido Royalty Purchase Agreement”). Pursuant to the Royalty Amendment, we and Scilex Pharma may assign our respective rights or delegate our respective obligations under the ZTlido Royalty Purchase Agreement without the prior written consent of the Purchasers if we receive a commitment, contingent upon an asset purchase of Covered Products (as defined in the ZTlido Royalty Purchase Agreement), that would allow us to pay in full all obligations owed under the Debt Instruments (as defined therein), provided that such purchaser of Covered Products agrees to assume all of the obligations of our company and Scilex Pharma under the ZTlido Royalty Purchase Agreement.

Gloperba Rest of World License Agreement

On February 28, 2025 (the “Effective Date”), we entered into a License Agreement (the “Gloperba License Agreement”) with Scilex Pharma and the Licensee with respect to (i) services, compositions, products, dosages and formulations comprising Gloperba that have been or are later developed by or on behalf of us, including the product and any future product defined as a “Licensed Product” under the Romeg License Agreement, as amended and as may be further amended or restated from time to time, and (ii) any related, improved, successor or replacement forms of any such product Controlled (as defined therein) by us ((i) and (ii) collectively, the “Gloperba Product”).

Under the Gloperba License Agreement, we granted to the Licensee during the Gloperba License Term (as defined below) a worldwide, exclusive, non-transferable (except in connection with a permitted assignment of the Gloperba License Agreement) right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by us to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Gloperba Products, in all cases solely for commercialization of the Gloperba Products outside of the United States in the Field (as defined therein). The Licensee granted to us a non-exclusive, non-transferable (except in connection with a permitted assignment of the Gloperba License Agreement), right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the United States, to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit Gloperba Product for commercialization of Gloperba Products in the United States in the Field (as defined therein), and (ii) worldwide, to develop and manufacture Gloperba Product for commercialization in the United States in the Field (as defined therein). Each of the Licensee and we will receive 50% of the Net Revenue (as defined therein) generated based on Licensee’s sale of the Gloperba Products, and the Licensee shall effect the foregoing by paying to us an amount required for us to receive its share of the Net Revenue on a quarterly basis.

Pursuant to the Gloperba License Agreement, the Licensee shall obtain and maintain regulatory approval for the Gloperba Product outside of the United States in accordance with its own business judgment and in its sole and absolute discretion.

Promptly after the Effective Date, we are required to (i) facilitate an introduction between the Licensee and our contract manufacturer of the Gloperba Product (the “Gloperba CMO”) as of the Effective Date, and (ii) use reasonable efforts to cause such Gloperba CMO to accept a direct engagement with the Licensee for the manufacturing or supply of the Gloperba Product in finished dosage form. In addition, we agreed to appoint the Licensee as its exclusive distributor of the Gloperba Product in the entire world other than the United States during the Gloperba License Term.

The term of the Gloperba License Agreement commences on the Effective Date and continues until expiration of the last to expire Licensed Patents (as defined therein), unless earlier terminated (the “Gloperba License Term”).

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), together with its wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al, Case Number 23-90085 (DRJ) (the “Chapter 11 Cases”). While we were previously majority-owned by Sorrento, we were not a debtor in Sorrento’s voluntary Chapter 11 filing. Pursuant to that certain Stock Purchase Agreement that we entered into with Sorrento on September 21, 2023 (the “the Sorrento SPA”), we repurchased shares of our Common Stock and Series A Preferred Stock from Sorrento. As a result, Sorrento no longer holds a majority of the voting power of our outstanding capital stock entitled to vote. As of December 31, 2024, we had a $3.2 million receivable from Sorrento, which was fully reserved. We evaluate the collectability of this receivable on a quarterly basis.

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

Operating Costs and Expenses

Cost of Revenue

Cost of revenue consists of the cost of purchasing ZTlido, ELYXYB and GLOPERBA from our manufacturing partners, inventory write-downs related to expiration dates for on-hand inventory, cost of shipments, and royalty payments to our manufacturers. We expect the cost of revenue to fluctuate with related net sales revenue.

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

Legal Settlements

Legal settlements consist of gains on litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” of the Notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Other (Income) Expense

(Gain) loss on Derivative Liability

(Gain) loss on derivative liability includes the remeasurement of the derivative warrant liability. See Note 4 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments includes the remeasurement of (i) the convertible debentures (the “Convertible Debentures”) issued to YA II, Ltd. (“Yorkville”) pursuant to that certain securities purchase agreement dated as of March 21, 2023 and amended on October 11, 2023, between Yorkville and us, (ii) the senior secured promissory note to Oramed Pharmaceuticals Inc. (“Oramed”) issued in September 2023 in the principal amount of $101.9 million (the “Oramed Note”), (iii) the non-refundable deposit in the aggregate principal amount of $10.0 million (the “FSF Deposit”) pursuant to that certain Commitment Side Letter (the “Commitment Letter”) dated as of June 11, 2024, entered into with FSF 33433 LLC (“FSF Lender”), (iv) senior secured convertible notes issued in October 2024 in the principal amount of $50.0 million (the “Tranche B Notes”) and (v) the purchased revenue liability associated with the ZTlido Royalty Purchase Agreement with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed. See Note 4 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

The following tables summarize our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Changes
Statements of Operations Data:
Net revenue	$56,590	$46,743	$9,847
Net operating costs and expenses:
Cost of revenue	16,689	15,681	1,008
Research and development	9,641	12,746	(3,105)
Selling, general and administrative	119,016	119,641	(625)
Intangible amortization	4,031	4,106	(75)
Legal settlements	(9,391)	—	(9,391)
Total net operating costs and expenses	139,986	152,174	(12,188)
Loss from operations	(83,396)	(105,431)	22,035
Other (income) expense, net:
(Gain) loss on derivative liability	(17,378)	512	(17,890)
Change in fair value of debt and liability instruments	4,782	7,189	(2,407)
Interest expense, net	1,963	1,068	895
Loss on foreign currency exchange	45	118	(73)
Total other (income) expense, net	(10,588)	8,887	(19,475)
Loss before income taxes	(72,808)	(114,318)	41,510
Income tax (benefit) expense	(1)	13	(14)
Net loss	$(72,807)	$(114,331)	$41,524

Comparison of the Years Ended December 31, 2024 and 2023

Net Revenue

The following table summarizes net revenue by product for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Increase (Decrease)
ZTlido
Net Revenue	$52,094	$46,300	$5,794
ELYXYB
Net Revenue	4,258	443	3,815
GLOPERBA
Net Revenue	238	—	238
Total Net Revenue	$56,590	$46,743	$9,847

Net revenue for the years ended December 31, 2024 and 2023 was $56.6 million and $46.7 million, respectively. The increase of $9.9 million was comprised of $5.8 million, $3.8 million and $0.2 million increase in net product sales of ZTlido, ELYXYB and GLOPERBA, respectively, with GLOPERBA sales commencing in June 2024. The increase in net sales of ZTlido and ELYXYB was driven by an increase in gross sales by approximately 6% and 49%, respectively, as a result of an increase in the sales volume due to higher demand and a standard industry annual price increase, partially offset by an increase in rebates. The commercial launch of ELYXYB has been met with a strong response from the prescribing community since its commercial launch in April 2023 and continued to show growth during 2024, the first full year of commercialization.

Cost of Revenue

The following table summarizes cost of revenue by product for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Increase (Decrease)
ZTlido
Cost of Revenue	$6,249	$6,631	$(382)
Cost of Revenue - Royalties	9,854	8,544	1,310
Other Cost of Revenue	45	435	(390)
Total ZTlido	16,148	15,610	538
ELYXYB
Cost of Revenue	181	36	145
Cost of Revenue - Royalties	341	35	306
Total ELYXYB	522	71	451
GLOPERBA
Cost of Revenue	19	—	19
Total GLOPERBA	19	—	19
Total Cost of Revenue	$16,689	$15,681	$1,008

Cost of revenue for the years ended December 31, 2024 and 2023 was $16.7 million and $15.7 million, respectively. Cost of revenue for ZTlido increased by $0.5 million due to higher royalties primarily driven by an increase in gross product sales by approximately 6%, partially offset by a decrease due to favorable foreign currency exchange rate fluctuations affecting purchases from our foreign supplier, Itochu, and decrease in logistics costs due to the absence of air shipments in 2024 compared to 2023. Cost of revenue for ELYXYB increased by $0.5 million and was primarily due to the increase in gross product sales by approximately 49% with the sales commencing in April 2023. GLOPERBA sales commenced in June 2024.

Research and Development Expenses

The following table summarizes research and development expenses by project for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Increase (Decrease)
SP-102
Contracted R&D	$1,160	$1,229	$(69)
Personnel	467	254	213
Other	57	64	(7)
Total SP-102	1,684	1,547	137
SP-103
Contracted R&D	2,472	4,270	(1,798)
Personnel	1,317	1,107	210
Other	188	474	(286)
Total SP-103	3,977	5,851	(1,874)
SP-104
Contracted R&D	50	925	(875)
Personnel	292	605	(313)
Other	—	149	(149)
Total SP-104	342	1,679	(1,337)
GLOPERBA
Contracted R&D	687	345	342
Personnel	813	658	155
Other	116	115	1
Total GLOPERBA	1,616	1,118	498
ELYXYB
Contracted R&D	758	1,252	(494)
Personnel	1,068	908	160
Other	196	391	(195)
Total ELYXYB	2,022	2,551	(529)
Total Research and Development Expenses	$9,641	$12,746	$(3,105)

Research and development expenses for the years ended December 31, 2024 and 2023 were $9.6 million and $12.7 million, respectively. The $3.1 million decrease was primarily attributed to reduced costs of SP-103 due to the completion of the Phase 2 clinical study and reduced development costs of SP-104.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were $119.0 million and $119.6 million, respectively. The decrease of approximately $0.6 million was primarily due to a $10.1 million decrease in legal fees, a $1.6 million decrease in insurance costs, a $0.4 million decrease in advisory and financing expenses and a $0.2 million decrease as a result of a $1.4 million decrease related to allowance for credit losses that was made in March 2023 for the receivable from Sorrento offset by a $1.2 million increase related to allowances for expected credit losses on accounts receivable, partially offset by a $5.5 million increase in rebate expense related to future shipments of the Additional Product (as defined below) under the Satisfaction Agreement, a $2.9 million increase in contracted services, a $1.7 million increase in personnel expense due to increase in headcount and a merit increase starting January 2024, a $0.5 million increase in travel expenses, a $0.1 million increase in marketing expenses and a $1.0 million increase in other expenses.

Intangible Amortization Expense

Intangible amortization expense for the years ended December 31, 2024 and 2023 was $4.0 million and $4.1 million, respectively. The decrease of $0.1 million is related to the full amortization of the assembled workforce intangible asset (see Note 6 titled “Goodwill and Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Legal Settlements

Legal settlements for the years ended December 31, 2024 and 2023 were $9.4 million and nil, respectively. The increase was attributed to litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(Gain) Loss on Derivative Liability

(Gain) loss on derivative liability for the years ended December 31, 2024 and 2023 was ($17.4) million and $0.5 million, respectively. The gain recognized during the year ended December 31, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants (each as defined below). The loss recognized during the year ended December 31, 2023 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the years ended December 31, 2024 and 2023 was $4.8 million and $7.2 million, respectively. The loss recognized during the year ended December 31, 2024 was attributed to losses of $35.0 thousand for the Convertible Debentures, $3.6 million for the Oramed Note, $4.7 million for the FSF Deposit, $0.9 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement and a $2.6 million loss recognized upon issuance of the Tranche B Notes, partially offset by a gain of $6.6 million in change in fair value of the Tranche B Notes and $0.4 million gain on partial extinguishment of the Oramed Note pursuant to the Oramed Letter Agreement. The loss recognized during the year ended December 31, 2023 was attributed to losses of $4.4 million for the Convertible Debentures and $2.8 million for the Oramed Note. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million, which were fully repaid during the first quarter of 2024. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $25.0 million remained outstanding as of December 31, 2024. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million and was satisfied in November 2024 by the delivery of the Additional Product (as defined below) to Endeavor. The Tranche B Notes were issued in October 2024 in the principal amount of $50.0 million, of which the principal amount of $38.0 million remained outstanding as of December 31, 2024.

Interest Expense, Net

Interest expense, net for the years ended December 31, 2024 and 2023 was $2.0 million and $1.1 million, respectively. The increase was attributed to $0.8 million of interest related to the Revolving Facility and $0.1 million of interest related to deferred consideration for GLOPERBA license acquired from Romeg in 2022.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of approximately $3.3 million.

We have funded our operations primarily through the Yorkville financing pursuant to the A&R Yorkville Purchase Agreement (as defined below), the B. Riley Principal Capital II, LLC (“B. Riley”) financing pursuant to the B. Riley Purchase Agreement (as defined below), the Revolving Facility, the issuance of the Convertible Debentures and financing pursuant to the ATM Sales Agreement (as defined below). We also have indebtedness pursuant to the Oramed Note and Tranche B Notes as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. The following table summarizes the aggregate indebtedness of these issuances as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Oramed Note (outstanding principal balance: $25.0 million and $100.9 million as of December 31, 2024 and 2023, respectively)	$12,161	$104,089
Convertible Debentures (outstanding principal balance: nil and $4.4 million as of December 31, 2024 and 2023, respectively)	—	4,340
Tranche B Notes (outstanding principal balance: $38.0 million and nil as of December 31, 2024 and 2023, respectively)	23,560	—
Purchased Revenue Liability	6,800	—
Revolving Facility	—	17,038
Deferred Consideration with Romeg	2,895	3,386
Total indebtedness	$45,416	$128,853

The Oramed Note

As of December 31, 2024, the fair value of the Oramed Note outstanding was $12.2 million pursuant to the Scilex-Oramed SPA (see Note 7 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Convertible Debentures

We fully repaid the Convertible Debentures in March 2024 (see Note 7 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Tranche B Notes

As of December 31, 2024, the fair value of the Tranche B Notes outstanding was $23.6 million pursuant to the Tranche B Securities Purchase Agreement (see Note 7 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Purchased Revenue Liability

As of December 31, 2024, the fair value of the purchased revenue liability was $6.8 million pursuant to the ZTlido Royalty Purchase Agreement (see Note 7 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Revolving Facility

We fully repaid the Revolving Facility in October 2024 (see Note 7 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Deferred Consideration

As of December 31, 2024, we have $2.9 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

ZTlido, ELYXYB and GLOPERBA Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi (together, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During each of the years ended December 31, 2024 and 2023, Scilex Pharma made royalty payments in the amount of $8.3 million. As of December 31, 2024 and 2023, Scilex Pharma had ending balances of accrued royalty payables of $4.0 million and $2.4 million, respectively.

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

During the year ended December 31, 2024 and 2023, we made royalty payments in the amount of $0.3 million and $26.0 thousand, respectively. As of December 31, 2024 and 2023, we had ending balances of accrued royalty payables of $0.1 million and $5.0 thousand, respectively.

In June 2022, we entered into the Romeg License Agreement with Romeg, which agreement was subsequently amended in January 2025, to acquire certain rights to GLOPERBA and the exclusive license to use the trademark “GLOPERBA®”. As consideration for the license under the Romeg License Agreement, we are obligated to make royalty payments on net sales of GLOPERBA that range from low-single digit to mid-single digit percentages based on annual net sales. During the years ended December 31, 2024 and 2023, we made royalty payments in the amount of $0.6 million and $0.3 million, respectively.

Contingent Consideration

We have $280.0 million, $13.0 million and $23.0 million in aggregate contingent consideration obligations in connection with the SEMDEXA, GLOPERBA and SP-104 acquisitions, respectively, that are contingent upon achieving certain specified milestones or the occurrence of certain events. Contingent consideration obligations are comprised of regulatory milestones and additional payments that will be due upon the achievement of certain amounts of net sales (see Note 3 titled “Acquisitions and License Agreements” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Standby Equity Purchase Agreements

On November 17, 2022, we entered into a standby equity purchase agreement (the “Original Purchase Agreement”) with Yorkville. On February 8, 2023, we entered into an amended and restated standby equity purchase agreement with Yorkville (the “A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Purchase Agreement. Pursuant to the A&R Yorkville Purchase Agreement, we have the right, but not the obligation, to sell to Yorkville up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the Original Purchase Agreement was initially declared effective by the SEC on December 9, 2022 and we are now able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein. During the year ended December 31, 2024, we have sold 96,982 shares of Common Stock under the A&R Yorkville Purchase Agreement for aggregate net proceeds of approximately $0.2 million. On, and effective as of, March 25, 2024, we and Yorkville mutually agreed to terminate the A&R Yorkville Purchase Agreement.

On January 8, 2023, we entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement”, together with the A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley, pursuant to which we had the right, but not the obligation, to sell to B. Riley up to $500.0 million of shares of Common Stock at our request during the 36 months following the date on which the initial registration statement filed with respect to the shares of Common Stock issuable pursuant thereto was declared effective by the SEC, subject to the terms therein. The registration statement filed with the SEC in connection with the B. Riley Purchase Agreement was initially declared effective by the SEC on January 20, 2023 and we were able to offer and sell shares of our Common Stock under that agreement, subject to the limitations set forth therein and the limitations set forth in the Convertible Debentures. During the year ended December 31, 2024, we did not sell any shares of Common Stock under the B. Riley Purchase Agreement. On, and effective as of, February 16, 2024, we and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

At-the-Market Sales Agreement

On December 22, 2023, we entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by us effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, we were able to offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the "ATM Shares"), through or to the Sales Agents as part of the Offering. We had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers at any time. The ATM Shares offered and sold in the Offering were issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares were offered by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents were entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We also agreed to reimburse the Sales Agents for certain expenses and provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended. During the year ended December 31, 2024, we sold 2,764,187 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $2.7 million. There were no sales made under the ATM Sales Agreement subsequent to December 31, 2024.

February 2024 Bought Deal Offering

On February 29, 2024, we entered into an underwriting agreement (the “February 2024 BDO Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock, as the representatives (the “Representatives”) of the underwriters named in Schedule A (the “Underwriters”). Pursuant to the February 2024 BDO Underwriting Agreement, we sold, in an underwritten offering (the “February 2024 BDO”), 5,882,353 shares (the “February 2024 BDO Firm Shares”) of the Common Stock, and accompanying common warrants to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “February 2024 BDO Firm Warrants”). Pursuant to the February 2024 BDO Underwriting Agreement, we also granted the Underwriters an option for a period of 30 days from the date of the February 2024 BDO Underwriting Agreement to purchase up to 882,352 additional shares of Common Stock (the “February 2024 BDO Optional Shares”, and together with the February 2024 BDO Firm Shares, the “February 2024 BDO Shares”) and/or common warrants to purchase up to 882,352 shares of Common Stock (the “February 2024 BDO Optional Warrants”, and together with the February 2024 BDO Firm Warrants, the “February 2024 BDO Common Warrants”) that may be purchased by the Underwriters, at a price per February 2024 BDO Optional Share of $1.5548 and a price per February 2024 BDO Optional Warrant of $0.0092, which amounts reflect the public offering price of $1.69 per February 2024 BDO Optional Share and $0.01 per February 2024 BDO Optional Warrant, less underwriting discounts and commissions, as applicable (the “February 2024 BDO Underwriters’ Option”). The February 2024 BDO Underwriters’ Option was not exercised. Each Firm Share was sold together with a February 2024 BDO Firm Warrant at a combined public offering price of $1.70. The combined price per Firm Share and accompanying February 2024 BDO Firm Warrant paid by the Underwriters was $1.564, which amount reflects the combined public offering price of $1.70, less underwriting discounts and commissions.

Subject to certain ownership limitations, the February 2024 BDO Common Warrants are exercisable immediately, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.70 per share. The exercise price of the February 2024 BDO Common Warrants is subject to certain adjustments, including (but not limited to) for stock dividends, stock splits, combinations and reclassifications of the Common Stock.

In connection with the February 2024 BDO, pursuant to the February 2024 BDO Underwriting Agreement, we issued to the Representatives warrants (the “February 2024 BDO Representative Warrants”, and together with the February 2024 BDO Common Warrants, the “February 2024 BDO Warrants”) to purchase up to an aggregate of 470,588 shares of Common Stock (which represents 8.0% of the aggregate number of February 2024 BDO Firm Shares sold in the February 2024 BDO). The February 2024 BDO Representative Warrants are immediately exercisable and have the same terms as the February 2024 BDO Common Warrants described above, except that the exercise price of the February 2024 BDO Representative Warrants is $2.125 per share, which represents 125% of the combined public offering price per Firm Share and accompanying February 2024 BDO Firm Warrant. We also agreed to pay certain expenses of the Representatives in connection with the February 2024 BDO, including their legal fees and out-of-pocket expenses up to $200,000 and up to $15,950 for clearing expenses.

The February 2024 BDO Shares, the February 2024 BDO Warrants and the shares of Common Stock issuable upon exercise of the February 2024 BDO Warrants were offered and sold by us pursuant to an effective shelf registration statement on Form S-3 (which was initially filed with the SEC on December 22, 2023, as amended, and was declared effective on January 11, 2024 (File No. 333-276245) (the “Shelf S-3 Registration Statement”)), a base prospectus dated January 11, 2024 and a prospectus supplement dated February 29, 2024.

April 2024 Registered Direct Offering

On April 23, 2024, we entered into a securities purchase agreement (the “April 2024 RDO Purchase Agreement”) with the investor named therein, pursuant to which we sold and issued, in a registered direct offering (the “April 2024 RDO”): (i) an aggregate of 15,000,000 shares (the “April 2024 RDO Shares”) of Common Stock, and (ii) common warrants to purchase up to 15,000,000 shares of Common Stock (the “April 2024 RDO Common Warrants”). The offering price per share and accompanying April 2024 RDO Common Warrant to purchase one share of Common Stock was $1.00, for aggregate gross proceeds to us of $15,000,000, before deducting the placement agent fees and other offering expenses.

Subject to certain ownership limitations, the April 2024 RDO Common Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.10 per share. The exercise price of the April 2024 RDO Common Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

StockBlock and its affiliate, Rodman & Renshaw LLC acted as exclusive placement agents (the “Placement Agents”) in connection with the April 2024 RDO. As compensation for such placement agent services, we paid the Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by us from the April 2024 RDO. We also reimbursed the Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. We also issued to the Placement Agents or their respective designees common warrants, substantially in the form of the April 2024 RDO Common Warrants, to purchase up to 1,200,000 shares of Common Stock (the “April

2024 RDO Placement Agent Warrants” and together with the “April 2024 RDO Common Warrants”, the “April 2024 RDO Warrants”), representing up to 8.0% of the total number of the April 2024 RDO Shares issued in the April 2024 RDO. The April 2024 RDO Placement Agent Warrants have an exercise price of $1.25 per share (which represents 125% of the combined offering price per share of Common Stock and the April 2024 RDO Common Warrant sold in the April 2024 RDO), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the April 2024 RDO.

The April 2024 RDO Shares, the April 2024 RDO Warrants, and the shares of Common Stock issuable upon exercise of such warrants were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024 and a prospectus supplement dated April 23, 2024. The April 2024 RDO closed on April 25, 2024.

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

In connection with the transactions contemplated by the Commitment Letter, we also entered into a letter agreement with FSF Lender and the FSF Lender’s strategic consultant, IVI 66766 LLC (“IVI”), dated July 16, 2024, pursuant to which we agreed to reimburse the actual, reasonable and documented consulting fees incurred by the FSF Lender in connection with the preparation, negotiation and execution of the Commitment Letter and the definitive documents with respect to the transactions contemplated thereby, which fees were satisfied in full by us issuing to IVI a warrant to purchase up to an aggregate of 250,000 shares of Common Stock (the “Fee Warrant”) on July 16, 2024, with an exercise price of $1.20 per share. Subject to certain ownership limitations, the Fee Warrant is immediately exercisable and will expire five years from the date of issuance.

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

Tranche B Notes

On October 8, 2024, we entered into a securities purchase agreement (the “Tranche B Securities Purchase Agreement”) with certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Tranche B Investors, the “Tranche B Noteholders”), to refinance a portion of the Oramed Note and pay off certain other indebtedness. Pursuant to the Tranche B Securities Purchase Agreement, we agreed to issue and sell, in a registered offering directly to the Tranche B Noteholders: (i) a new tranche B of senior secured convertible notes in the aggregate principal amount of $50.0 million (the “Tranche B Notes”), which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of our Common Stock at a conversion price equal to $1.09 per share (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such notes) and (ii) warrants (the “October 2024 Noteholder Warrants”) to purchase up to 7,500,000 shares of our Common Stock directly to the Tranche B Noteholders.

We received in exchange for the issuance of the Tranche B Notes to the Tranche B Investors an aggregate amount in cash of $22,500,000, excluding fees and expenses payable by us. We received from Oramed in consideration for the Tranche B Notes issued to Oramed an exchange and reduction of the principal balance under the Oramed Note of $22,500,000.

The October 2024 Noteholder Warrants are immediately exercisable for cash at an exercise price equal to $1.09 per share of Common Stock (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such warrants) and will expire five years from the issuance date. The October 2024 Noteholder Warrants issued to the Tranche B Investors are initially exercisable for 3,750,000 shares of Common Stock in the aggregate. The October 2024 Noteholder Warrants issued to Oramed are initially exercisable for 3,750,000 shares of Common Stock.

Pursuant to the terms and conditions contained in the Tranche B Securities Purchase Agreement, we also agreed to reimburse the Tranche B Investors for all reasonable costs and expenses incurred by it or its affiliates in connection with the Tranche B Securities Purchase Agreement, the Tranche B Notes, the October 2024 Noteholder Warrants, the ZTlido Royalty Purchase Agreement (as defined below) and certain other transaction documents, and an aggregate amount of $950,000 non-accountable legal fees of outside counsel and special finance and collateral counsel, which shall be withheld by the Tranche B Investors from its purchase price at the closing of the transaction, less $20,000 previously paid by us. We shall also be responsible for the payment of a $2,000,000 fee to the placement agent in addition to the payment of any placement agent’s reasonable fees, financial advisory fees relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement. In addition, in conjunction with and pursuant to the letter agreement we entered into with Oramed, dated as of October 2, 2025 (the “Tranche B Letter Agreement”), we are also responsible for the payment of legal fees of outside counsel for Oramed relating to or arising out of the transactions contemplated hereby and the payment date extensions described under the Tranche B Letter Agreement. We shall also be responsible for the payment of any fees of the Agent and the legal fees incurred thereby relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement.

In connection with the offering of the Tranche B Notes, we issued to StockBlock Securities LLC (“StockBlock”) and its affiliate, Rodman & Renshaw LLC (the “Placement Agents”) or their respective designees, (i) 2,197,802 shares of Common Stock (the “Placement Agent Shares”) and (ii) Placement Agent Warrants to purchase up to 3,669,724 shares of Common Stock (the “October 2024 Placement Agent Warrants”). The Placement Agent Shares were subject to a 120-day lock-up, which is now expired. In addition, during such 120-day period, the Placement Agents (whether directly or indirectly through their respective affiliates) shall be prohibited from hedging, pledging or similar transactions and from short-selling our securities, subject to certain exceptions. The October 2024 Placement Agent Warrants will have the same terms as the October 2024 Noteholder Warrants, except that the Placement Agents have agreed not to exercise the October 2024 Placement Agent Warrants for a period of 180 days following the date of issuance.

December 2024 Registered Direct Offering

On December 11, 2024, we entered into a securities purchase agreement (the “December 2024 RDO Purchase Agreement”) with the investors named therein, pursuant to which we agreed to sell and issue, in a registered direct offering (the “December 2024 RDO”): (i) an aggregate of 26,355,347 shares of Common Stock, (ii) pre-funded warrants to purchase up to 2,401,132 shares of Common Stock (the “December 2024 RDO Pre-Funded Warrants”) and (iii) common warrants to purchase up to 57,512,958 shares of Common Stock (the “December 2024 RDO Common Warrants” and together with the December 2024 RDO Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between us and StockBlock (the “StockBlock Warrants”), the “December 2024 RDO Warrants”). The combined offering price (a) per share of Common Stock and accompanying December 2024 RDO Common Warrants was $0.59 and (b) per Pre-Funded Warrant and accompanying December 2024 RDO Common Warrants was $0.5899. We received approximately $17.0 million in gross proceeds from the December 2024 RDO, before deducting offering fees and expenses. We intend to use the net proceeds from the December 2024 RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

Amendment to Common Stock Purchase Warrant

On December 11, 2024, we entered into a warrant amendment (the “Warrant Amendment”) with one of the investors to exercise the outstanding amount of certain warrants that we issued to such investor in the February 2024 BDO on March 5, 2024. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding warrants to purchase an aggregate of 1,764,706 shares of Common Stock in cash at an amended exercise price of $0.59 per share. The gross proceeds to us from such exercise was approximately $1.0 million.

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

In addition to the liquidity provided by revenue generating products and the issuance of the Common Stock under the ATM Sales Agreement, the February 2024 BDO Underwriting Agreement, the April 2024 RDO Purchase Agreement, the Tranche B Securities Purchase Agreement and the December 2024 RDO Purchase Agreement, as of December 31, 2024, we will receive up to an aggregate of approximately $74.4 million from the exercise of the Private Warrants and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “ SPAC Warrants”) (at an exercise price of $11.50 per share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $11.50 per share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. To the extent any of the February 2024 BDO Firm Warrants, February 2024 BDO Representative Warrants, April 2024 RDO Common Warrants, April 2024 RDO Placement Agent Warrants, Deposit Warrant, October 2024 Noteholder Warrants, October 2024 Placement Agent Warrants, December 2024 RDO Common Warrants and StockBlock Warrants is exercised, we will receive additional proceeds.

We can give no assurances that we will be able to secure additional sources of funds to support our operations on acceptable terms, or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds by issuing equity or convertible debt securities or as we have done pursuant to the Oramed Note and the Tranche B Notes, it could result in dilution to our existing stockholders or increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur additional indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to ZTlido, GLOPERBA, ELYXYB, or our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and results of operations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA or ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidates, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information. Our existing cash and cash equivalents may be insufficient to enable us to fund our operating expenses, capital expenditure requirements, and to service our debt obligations (whether under the Oramed Note, the Tranche B Notes or otherwise) for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Cash Flow Data:
Net cash proceeds from (used for) operating activities	$19,349	$(20,707)
Net cash used for investing activities	(2,675)	(330)
Net cash (used for) proceeds from financing activities	(18,131)	23,582
Net change in cash, cash equivalents and restricted cash	$(1,457)	$2,545

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash proceeds from operating activities was approximately $19.3 million, attributable to non-cash reconciling items of $27.3 million related to allocated expense for financial instruments at fair value, stock-based compensation, change in fair value of debt and liability instruments, allowances for expected credit losses, depreciation and amortization, non-cash operating lease cost and gain on derivative liabilities, and changes in operating assets and liabilities that provided $64.8 million of cash, partially offset by our net loss of $72.8 million.

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

Cash Flows from Investing Activities

For the year ended December 31, 2024, net cash used for investing activities was approximately $2.7 million and was related to $0.6 million payments of deferred consideration for Romeg intangible asset acquisition under the Romeg License Agreement, $2.0 million purchase of the Class B ordinary shares of Denali and $0.1 million purchase of a convertible promissory note from Denali (see Note 5 titled “Balance Sheet Components” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

For the year ended December 31, 2023, net cash used for investing activities was approximately $0.3 million, related to payments of deferred consideration for Romeg intangible asset acquisition and $30.0 thousand attributed to cash paid for property and equipment purchases.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash used for financing activities was approximately $18.1 million and is primarily related to the repayment of an aggregate of $184.6 million of borrowings under the Revolving Facility, the Oramed Note, the Convertible Debentures and the Tranche B Notes, the payment of an aggregate of $4.4 million of transaction costs related to the February 2024 BDO, the April 2024 RDO and the December 2024 RDO, the payment of an aggregate of $4.2 million of transaction cost related to the Tranche B Notes and the ZTlido Royalty Purchase Agreement, a $1.4 million payment of deferred transaction costs related to the Semnur Business Combination, a $0.5 million payment of excise tax on stock repurchases, and a payment of $0.3 million cash in consideration of the repurchase of a certain portion of the SPAC Warrants, partially offset by $95.5 million in gross proceeds from the Revolving Facility, an aggregate of $42.0 million in gross proceeds from the issuance of shares under the February 2024 BDO, April 2024 RDO, December 2024 RDO and the exercise of the February 2024 BDO Firm Warrants, an aggregate of $25.0 million in gross proceeds from issuance of Tranche B Notes and ZTlido Royalty Purchase Agreement, $10.0 million in proceeds from receiving the FSF Deposit, an aggregate of $2.7 million in proceeds from the Standby Equity Purchase Agreements and the ATM Sales Agreement and an aggregate of $2.1 million in proceeds from the exercise of stock options and warrants and purchases under the ESPP.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates and judgments and base them on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

We believe the following accounting policies and estimates are most critical to aid in understanding and evaluating our reported financial results.

Revenue Recognition

Our revenue to date has been generated from product sales of ZTlido, ELYXYB and GLOPERBA in the United States. We do not have significant costs associated with obtaining contracts with our customers.

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

Our performance obligations with respect to sales of ZTlido, ELYXYB and GLOPERBA are satisfied at a certain point in time, and we consider control to have transferred upon delivery to the customer, because, upon delivery, the customer has legal title to the asset, physical possession of the asset has been transferred to the customer, the customer has significant risks and rewards in connection with ownership of the asset, and we have a present right to payment from the customer at that time. Invoicing typically occurs upon shipment and the length of time between invoicing and the date on which payment is due is not significant.

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

Rebates and Chargebacks

Rebates are discounts that we pay under either government or private health care programs. Government rebate programs include state Medicaid drug rebate programs, the Medicare coverage gap discount programs and the Tricare programs. Commercial rebate and fee programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates and fees for access to and position on that provider’s patient drug formulary. Rebates and chargebacks paid under government programs are generally mandated under law, whereas private rebates and fees are generally contractually negotiated with commercial healthcare providers. Both types of rebates vary over time. We record a reduction to gross product sales at the time the customer takes title to the product based on estimates of expected rebate claims. We monitor the sales trends and adjust for these rebates on a regular basis to reflect the most recent rebate experience and contractual obligations. Reserves for rebates and chargebacks are recorded as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheets.

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

Service Fees

We compensate our customers and others in the distribution chain for wholesaler and distribution services. The Company has determined such services received are not distinct from our sale of products to the customers, and therefore, these payments have been recorded as a reduction of revenue. Service fees are presented as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheets.

Product Returns

We are obligated to accept the return of products sold that are damaged or do not meet certain specifications. We currently estimate our product returns using historical trends and product return rates typically experienced in the industry and record this estimate as a reduction of revenue in the period the related product revenue is recognized. Product returns are presented as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheets.

Co-payment Assistance

Patients who have commercial insurance or pay cash and meet certain eligibility requirements may receive co- payment assistance. We accrue for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. Co-payment assistance is presented as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheets.

Derivative Liability

Derivative liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense. The warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants was valued using the Black-Scholes option pricing model, which is considered to be Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the Common Stock. The expected volatility assumption is a blend of our own stock volatility and historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants.

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

For purposes of determining the inputs used in the calculation of stock-based compensation, the Company determines the expected life assumption for options issued using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period since the Company does not have historic exercise behavior. Then the Company determines an estimate of option volatility based on an assessment of historical volatilities of comparable companies whose share prices are publicly available. We use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations and comprehensive loss.

Convertible Debentures, the Oramed Note, Tranche B Notes and Purchased Revenue Liability

We elected the fair value option to account for the Convertible Debentures in an aggregate principal amount of up to $25.0 million that were issued in March and April 2023, the Oramed Note in the principal amount of $101.9 million that was issued in September 2023, Tranche B Notes in the principal amount of $50.0 million that were issued in October 2024 and purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement. The Convertible Debentures, the Oramed Note, the Tranche B Notes and the purchased revenue liability are discussed in Note 7 titled “Debt” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These instruments are measured at fair value on a recurring basis using Level 3 inputs. We employ the Binomial Lattice Model valuation technique to measure the fair value of the Convertible Debentures and Tranche B Notes, a Scenario-Based Method valuation technique to measure the fair value of the purchased revenue liability, and a discounted cash flow model to measure the fair value of the Oramed Note, respectively, with any changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, except for changes due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value.

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

Smaller Reporting Company

Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Scilex qualifies and will remain a smaller reporting company until the last day of the fiscal year in which (i) Scilex has annual revenue of at least $100 million and a public float that equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter or (ii) Scilex has a public float that equals or exceeds $250 million as of the last business day of its most recently completed second fiscal quarter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information specified under this Item 7A of this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 19, 2024, our Audit Committee approved the dismissal of Ernst & Young LLP as our independent registered public accounting firm, effective immediately. On December 5, 2024, our Audit Committee approved the appointment of BPM LLP as our new independent registered public accounting firm, effective immediately, for the quarter ended September 30, 2024 and the fiscal year ending December 31, 2024. Disclosures with respect to this Item 9 were previously included in our Current Reports on Form 8-K filed on November 22, 2024 and December 6, 2024 with the SEC. We are not aware of any transactions or events similar to those previously reported and described in our prior disclosures with respect to this Item, which were accounted for or disclosed in a manner different from that which our former accountants apparently would have concluded was required. Accordingly, we believe it is not required to make any further disclosure under Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate ICFR as defined in Rules 13a-15(f) under the Exchange Act. Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our ICFR as of December 31, 2024, based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our ICFR was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B. Other Information.

During the fourth quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information contained in the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2025 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

Exhibit Number	Description
3.4	Bylaws of Scilex Holding Company (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

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

4.11

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

4.13	Form of Pre-Funded Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.14	Form of Common Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.15	Form of StockBlock Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.16+	Description of Securities of Scilex Holding Company.

10.1*	Form of Indemnification Agreement of Scilex Holding Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

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

10.14^

Office Lease, dated as of August 8, 2019, by and between Scilex Pharmaceuticals Inc. and 960 San Antonio LLC (incorporated by reference to Exhibit 10.59 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.15^

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

10.17^

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

10.19^	Second Addendum to Commercial Supply Agreement, dated as of May 9, 2018, by and among Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by

Exhibit Number	Description
reference to Exhibit 10.24 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.20

Third Addendum to Commercial Supply Agreement, dated as of August 30, 2018, by and among Scilex Pharmaceuticals Inc., Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.25 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

10.21#

Exclusive Distribution Agreement, dated as of August 6, 2015, by and among Scilex Pharmaceuticals Inc. and Cardinal Health 105, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 4 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on September 13, 2022).

10.22

Amendment to Exclusive Distribution Agreement, dated as of May 24, 2018, by and among Scilex Pharmaceuticals Inc. and Cardinal Health 105, Inc. (incorporated by reference to Exhibit 10.27 of Amendment No. 4 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on September 13, 2022).

10.23#

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

10.31#^

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

Exhibit Number	Description
10.33^+	Second Amendment to Master Services Agreement, dated as of June 6, 2023, by and between Semnur Pharmaceuticals, Inc. and Lifecore Biomedical, LLC.

10.34

Novation Agreement re Master Services Agreement, dated as of June 15, 2022, by and among Scilex Holding Company, Tulex Pharmaceuticals Inc. and Aardvark Therapeutics Inc. (incorporated by reference to Exhibit 10.42 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.35#

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

10.36#^

License and Commercialization Agreement, dated as of June 14, 2022, by and between Scilex Holding Company and RxOmeg Therapeutics LLC, a/k/a Romeg Therapeutics, LLC (incorporated by reference to Exhibit 10.44 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.37+#^	First Amendment to License and Commercialization Agreement, dated as of January 16, 2025, by and between Scilex Holding Company and RxOmeg Therapeutics LLC, a/k/a Romeg Therapeutics, LLC.

10.38

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

10.39

Settlement Agreement, dated September 15, 2023, by and among Scilex Holding Company, Cove Lane Onshore Fund, LLC, HBC Investments LLC and Hudson Bay Capital Management LP (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 21, 2023).

10.40

Registration Rights Agreement, dated September 21, 2023, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.41#

Securities Purchase Agreement, dated September 21, 2023, by and between Scilex Holding Company, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.42#

Amendment No. 1 to Securities Purchase Agreement, dated October 8, 2024, by and between Scilex Holding Company and Oramed Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.43#

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

10.44

Subsidiary Guarantee Amendment, dated October 8, 2024, made by certain of the Company’s subsidiaries in favor of the holders of that certain Tranche A Note (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.45

Amended and Restated Security Agreement, dated October 8, 2024, by and among Scilex Holding Company, the Subsidiaries of the Company party thereto, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.46#

Stock Purchase Agreement, dated September 21, 2023, by and between Scilex Holding Company and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.47

Assignment, Assumption and Release Agreement, dated September 21, 2023, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and Scintilla Pharmaceuticals, Inc.

Exhibit Number	Description
(incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.48#

Letter Agreement, dated September 21, 2023, by and among Scilex Holding Company, Sorrento Therapeutics, Inc. and Scintilla Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.49#

Letter Agreement, dated September 21, 2023, by and between Scilex Holding Company and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.50#

Underwriting Agreement, dated February 29, 2024, among Scilex Holding Company, Rodman & Renshaw LLC and StockBlock Securities LLC. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 5, 2024).

10.51*

Severance and Change of Control Agreement, dated as of November 8, 2023, by and between Jaisim Shah and Scilex Holding Company (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on November 14, 2023).

10.52*

Severance and Change of Control Agreement, dated as of November 9, 2023, by and between Henry Ji and Scilex Holding Company (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on November 14, 2023).

10.53*

Severance and Change of Control Agreement, dated as of November 8, 2023, by and between Stephen Ma and Scilex Holding Company (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on November 14, 2023).

10.54

Settlement Agreement, dated February 29, 2024, by and between Scilex Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on May 13, 2024).

10.55

Form of Securities Purchase Agreement, dated April 23, 2024, by and between Scilex Holding Company and the purchaser party thereto. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on April 25, 2024).

10.56

Commitment Side Letter, dated June 11, 2024, by and between Scilex Holding Company and FSF 33433 LLC. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on June 12, 2024).

10.57^

Sponsor Support Agreement, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.58#

Company Stockholder Support Agreement, dated as of August 30, 2024, by and among Scilex Holding Company, Semnur Pharmaceuticals, Inc. and Denali Capital Acquisition Corp. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.59#

Sponsor Interest Purchase Agreement, dated as of August 30, 2024, by and between Denali Capital Global Investments LLC and Scilex Holding Company. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.60#

Contribution and Satisfaction of Indebtedness Agreement, dated as of August 30, 2024 by and between Scilex Holding Company and Semnur Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.61

Stockholder Agreement, dated as of August 30, 2024, by and between Denali Capital Acquisition Corp. and Scilex Holding Company (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No.001-39852), filed with the SEC on September 3, 2024).

Exhibit Number	Description
10.62

Satisfaction Agreement, dated as of September 17, 2024, by and among Endeavor Distribution LLC, FSF 33433 LLC and Scilex Holding Company. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 18, 2024).

10.63

Letter Agreement, dated as of September 20, 2024, by and between Oramed Pharmaceuticals Inc. and Scilex Holding Company. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 23, 2024).

10.64#

Securities Purchase Agreement, dated October 7, 2024, by and between Scilex Holding Company and the investors signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.65#

Purchase and Sale Agreement, dated October 8, 2024, by and among Scilex Holding Company, Silex Pharmaceuticals Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.66

Amendment No. 1 to Purchase and Sale Agreement, dated February 28, 2025, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc., Oramed Pharmaceuticals Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.67#

Security Agreement, dated October 8, 2024, by and among Scilex Pharmaceuticals Inc., and the purchasers signatory thereto (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.68

Subordination Agreement, dated October 8, 2024, by and among Scilex Pharmaceuticals Inc., Acquiom Agency Services LLC and other signatories thereto (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.69

License Agreement (ZTlido), dated February 22, 2025, by and between Scilex Pharmaceuticals Inc. and Royaltyvest Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 27, 2025).

10.70

Parent Guarantee for Lidocaine License Agreement, dated February 22, 2025, by and between Scilex Holding Company and Royaltyvest Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 27, 2025).

10.71

Consent under Securities Purchase Agreement and Senior Secured Promissory Note, dated December 9, 2024, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 10. 2024).

10.72

Consent under Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated December 9, 2024, by and among Scilex Holding Company, Nomis Bay Ltd, BPY Limited, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 10, 2024).

10.73

Consent under Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated December 9, 2024, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 10, 2024).

10.74

Consent under Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated December 9, 2024, by and among Scilex Holding Company, 3i, LP, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 10, 2024).

Exhibit Number	Description

10.75

Form of Securities Purchase Agreement, dated December 11, 2024, by and between the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

19.1	Scilex Holding Company Insider Trading Policy (incorporated by reference to Exhibit 19.1 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 12, 2024).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of our Form S-1 (File No. 333-275117), filed with the SEC on October 20, 2023).

23.1+	Consent of BPM LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on the signature page hereto).

31.1+	Certification of Jaisim Shah, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Jaisim Shah, Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Scilex Holding Company Clawback Policy (incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 12, 2024).

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

March 31, 2025	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

March 31, 2025

	By:	/s/ Stephen Ma
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

Name	Title	Date

/s/ Jaisim Shah	Chief Executive Officer, President and Director	March 31, 2025
Jaisim Shah	(Principal Executive Officer)

/s/ Stephen Ma	Chief Financial Officer	March 31, 2025
Stephen Ma	(Principal Financial and Accounting Officer)

/s/ Henry Ji, Ph.D.	Executive Chairperson and Director	March 31, 2025
Henry Ji, Ph.D.

/s/ Dorman Followwill	Director	March 31, 2025
Dorman Followwill

/s/ Jay Chun	Director	March 31, 2025
Jay Chun, M.D., Ph.D.

/s/ Yue Alexander Wu	Director	March 31, 2025
Yue Alexander Wu, Ph.D.

/s/ Annu Navani	Director	March 31, 2025
Annu Navani, M.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of

Scilex Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scilex Holding Company and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity/(deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company's auditor since 2024.

Walnut Creek, California

March 31, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,272	$3,921
Accounts receivable, net	26,442	34,597
Inventory	2,436	4,214
Prepaid expenses and other current assets	9,397	4,049
Total current assets	41,547	46,781
Property and equipment, net	708	722
Operating lease right-of-use asset	2,225	2,943
Intangibles, net	32,453	36,485
Investments	2,420	—
Goodwill	13,481	13,481
Other long-term assets	119	897
Total assets	$92,953	$101,309
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$52,620	$40,954
Accrued payroll	1,505	2,681
Accrued rebates and fees	162,517	89,658
Accrued expenses	2,841	7,408
Current portion of deferred consideration	447	491
Debt, current	34,876	108,429
Purchased revenue liability, current	4,115	—
Current portion of operating lease liabilities	714	759
Total current liabilities	259,635	250,380
Long-term portion of deferred consideration	2,448	2,895
Debt, net of issuance costs	845	17,038
Purchased revenue liability, net of current portion	2,685	—
Derivative liabilities	18,303	1,518
Operating lease liabilities, net of current portion	1,523	2,237
Other long-term liabilities	155	179
Total liabilities	285,594	274,247
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized
Series A, 29,057,097 shares issued and outstanding as of each of December 31, 2024 and December 31, 2023	—	—
Series 1, 5,000,000 shares declared as a stock dividend, not yet distributed as of December 31, 2024; no shares authorized, issued and outstanding as of December 31, 2023	1	—
Common stock, $0.0001 par value, 740,000,000 shares authorized; 243,312,885 shares issued and 183,244,300 shares outstanding as of December 31, 2024; 160,084,250 shares issued and 100,015,665 shares outstanding as of December 31, 2023	24	16
Additional paid-in capital	454,591	407,813
Accumulated other comprehensive income	6,317	—
Accumulated deficit	(563,052)	(490,245)
Treasury stock, at cost; 60,068,585 shares as of each of December 31, 2024 and December 31, 2023	(90,522)	(90,522)
Total stockholders’ deficit	(192,641)	(172,938)
Total liabilities and stockholders’ deficit	$92,953	$101,309

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for net loss per share amounts)

	Year Ended December 31,
	2024	2023
Net revenue	$56,590	$46,743
Net operating costs and expenses:
Cost of revenue	16,689	15,681
Research and development	9,641	12,746
Selling, general and administrative	119,016	119,641
Intangible amortization	4,031	4,106
Legal settlements	(9,391)	—
Total net operating costs and expenses	139,986	152,174
Loss from operations	(83,396)	(105,431)
Other (income) expense, net:
(Gain) loss on derivative liability	(17,378)	512
Change in fair value of debt and liability instruments	4,782	7,189
Interest expense, net	1,963	1,068
Loss on foreign currency exchange	45	118
Total other (income) expense, net	(10,588)	8,887
Loss before income taxes	(72,808)	(114,318)
Income tax (benefit) expense	(1)	13
Net loss	$(72,807)	$(114,331)
Net loss per share attributable to common stockholders — basic	$(0.56)	$(1.28)
Net loss per share attributable to common stockholders — diluted	$(0.61)	$(1.28)
Weighted average number of shares during the period — basic	131,136	130,298
Weighted average number of shares during the period — diluted	134,075	130,298

Comprehensive loss:
Net loss	$(72,807)	$(114,331)
Other comprehensive income:
Changes in fair value attributable to instrument-specific credit risk	6,317	—
Total other comprehensive income	6,317	—
Comprehensive loss	$(66,490)	$(114,331)

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(In thousands)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Equity (Deficit)
Balance, December 31, 2022	29,057	$3	141,349	$14	$412,136	$—	$(375,914)	—	$—	$36,239
Shares issued under the Standby Equity Purchase Agreements	—	—	13,218	1	34,256	—	—	—	—	34,257
Disbursement of funds to Sorrento	—	—	—	—	(20,000)	—	—	—	—	(20,000)
Repurchase of Treasury Stock, Preferred Stock, and warrants	—	(3)	—	—	(53,196)	—	—	(60,069)	(90,522)	(143,721)
Issuance of Penny Warrants	—	—	—	—	10,401	—	—	—	—	10,401
Issuance of common stock in connection with Settlement Agreement	—	—	475	—	750	—	—	—	—	750
Conversion of Convertible Debentures into common stock	—	—	632	—	7,735	—	—	—	—	7,735
Retainer shares issued	—	—	4,000	1	—	—	—	—	—	1
Issuance of common stock upon warrants exercise	—	—	45	—	521	—	—	—	—	521
Stock options exercised	—	—	365	—	614	—	—	—	—	614
Stock-based compensation	—	—	—	—	14,596	—	—	—	—	14,596
Net loss	—	—	—	—	—	—	(114,331)	—	—	(114,331)
Balance, December 31, 2023	29,057	—	160,084	16	407,813	—	(490,245)	(60,069)	(90,522)	(172,938)
Shares issued under the Standby Equity Purchase Agreements and under the ATM Sales Agreement	—	—	2,861	—	2,671	—	—	—	—	2,671
Shares issued under the February 2024 BDO	—	—	5,882	1	3,768	—	—	—	—	3,769
Shares issued under the April 2024 RDO	—	—	15,000	1	5,918	—	—	—	—	5,919
April 2024 RDO Placement Agent Warrants and February 2024 BDO Representative Warrants	—	—	—	—	956	—	—	—	—	956
Retainer shares issued	—	—	10,000	1	—	—	—	—	—	1
Fee Warrant issued in connection with the Commitment Letter	—	—	—	—	310	—	—	—	—	310
Repurchase of warrants	—	—	—	—	(298)	—	—	—	—	(298)
Common stock issuable under the SIPA	—	—	—	—	345	—	—	—	—	345
Placement Agent Shares and October 2024 Placement Agent Warrants	—	—	2,197	—	3,792	—	—	—	—	3,792
Conversion of Tranche B Notes into common stock	—	—	9,215	1	9,255	—	—	—	—	9,256
Shares issued under December 2024 RDO	—	—	26,355	3	325	—	—	—	—	328
StockBlock Warrants issued in connection with the December 2024 RDO	—	—	—	—	1,265	—	—	—	—	1,265

Stock dividend declared, not yet distributed	5,000	1	—	—	(1)	—	—	—	—	—
Issuance of common stock upon warrants exercise	—	—	11,230	1	2,310	—	—	—	—	2,311
Shares issued under ESPP	—	—	334	—	246	—	—	—	—	246
Stock options exercised	—	—	154	—	227	—	—	—	—	227
Stock-based compensation	—	—	—	—	15,689	—	—	—	—	15,689
Other comprehensive income	—	—	—	—	—	6,317	—	—	—	6,317
Net loss	—	—	—	—	—	—	(72,807)	—	—	(72,807)
Balance, December 31, 2024	34,057	$1	243,312	$24	$454,591	$6,317	$(563,052)	(60,069)	$(90,522)	$(192,641)

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(72,807)	$(114,331)
Adjustments to reconcile net loss to net cash proceeds from (used for) operating activities:
Depreciation and amortization	4,046	4,146
Amortization of debt issuance costs and debt discount	316	65
Non-cash operating lease cost	718	507
Stock-based compensation	15,689	14,596
Issuance of shares under Settlement Agreement	—	750
(Gain) loss on derivative liability	(17,378)	512
Allocated expense for financial instruments at fair value	17,297	—
Change in fair value of debt and liability instruments	4,782	7,189
Allowances for expected credit losses	1,186	—
Other	661	57
Changes in operating assets and liabilities:
Accounts receivables, net	(6,267)	(13,361)
Inventory	1,462	(2,838)
Prepaid expenses and other	(479)	(441)
Other long-term assets	(30)	855
Accounts payable	7,419	19,880
Accrued payroll	(1,176)	1,327
Accrued expenses	(8,167)	2,310
Accrued rebates and fees	72,859	58,765
Operating lease liability	(758)	(711)
Other long-term liabilities	(24)	16
Net cash proceeds from (used for) operating activities	19,349	(20,707)
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(600)	(300)
Purchase of equity securities	(2,000)	—
Purchase of convertible promissory note from Denali	(75)	—
Purchase of property and equipment	—	(30)
Net cash used for investing activities	(2,675)	(330)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements and ATM Sales Agreement	2,671	35,458
Proceeds from issuance of Convertible Debentures	—	24,000
Proceeds from issuance of Revolving Facility	95,438	86,354
Proceeds from issuance of FSF Deposit	10,000	—
Proceeds from issuance of Tranche B Notes and purchased revenue liability	25,000	—
Repayment of Revolving Facility	(112,791)	(69,001)
Repayment of Oramed Note	(64,200)	(5,000)
Cash consideration paid in connection with warrant repurchase	(300)	—
Transaction costs paid related to the Business Combination	—	(1,372)
Repayment of Convertible Debentures	(4,375)	(15,625)
Repayment of Tranche B Notes	(3,283)	—
Payments of debt issuance costs	(4,172)	(380)
Disbursement of funds to Sorrento	—	(20,000)
Cash consideration paid in connection with share repurchase	—	(10,000)
Transaction costs paid in connection with share repurchase	—	(1,987)
Excise tax paid in connection with share repurchase	(450)	—
Proceeds from issuance of shares under direct offerings	41,967	—
Payments of direct offering issuance costs	(4,370)	—
Payments of deferred transaction costs related to Semnur Business Combination	(1,379)	—
Proceeds from stock options and warrants exercised and ESPP	2,113	1,135
Net cash (used for) proceeds from financing activities	(18,131)	23,582
Net change in cash, cash equivalents and restricted cash	(1,457)	2,545
Cash, cash equivalents and restricted cash at beginning of period	4,729	2,184
Cash, cash equivalents and restricted cash at end of period	$3,272	$4,729
Supplemental disclosure:
Cash paid for interest	$1,561	$1,426

Non-cash investing and financing activities
Issuance of shares to B. Riley pursuant to B. Riley Purchase Agreement	$—	$1,869
Issuance costs related to direct offerings included in accrued expenses and account payables	$1,845	$—
Fee Warrants issued and exercised in connection with the Commitment Letter	$610	$—
Settlement of FSF Deposit	$13,000	$—
Deferred transaction costs related to Semnur Business Combination included in accrued expenses and account payable	$4,602	$—
Conversion of Oramed Note into Tranche B Notes	$25,000	$—
Conversion of Tranche B Notes into common stock	$9,256	$—
Debt issuance costs included in accrued expenses	$3,063	$—
Placement Agent Shares and October 2024 Placement Agent Warrants	$3,792	$—
StockBlock Warrants issued in connection with the December 2024 RDO	$1,265	$—
Conversion of Convertible Debentures into common stock	$—	$7,735
Right-of-use assets obtained in exchange for operating lease liabilities with lease modification	$—	$2,523
Oramed Note issuance at fair value	$—	$106,252
Other non-cash consideration in connection with share repurchase	$—	$26,154
Excise tax in connection with share repurchase included in accrued expenses	$860	$1,310

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

Sorrento Chapter 11 Filing

On February 13, 2023, Sorrento Therapeutics, Inc. (“Sorrento”), the Company’s then-controlling stockholder, and Sorrento’s wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (“Scintilla” and together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ Chapter 11 proceedings are jointly administered under the caption In re Sorrento Therapeutics, Inc., et al., Case Number 23-90085 (DRJ) (the “Chapter 11 Cases”). While the Company was majority-owned by Sorrento, the Company was not a debtor in the Chapter 11 Cases. Pursuant to that certain Stock Purchase Agreement that the Company entered into with Sorrento on September 21, 2023 (the “Sorrento SPA”), the Company repurchased shares of its Common Stock, par value $0.0001 per share (the “Common Stock”), and Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), from Sorrento. As a result, Sorrento no longer holds a majority of the voting power of the Company’s outstanding capital stock entitled to vote. As of December 31, 2024, the Company had a $3.2 million receivable from Sorrento, which was fully reserved.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The accompanying consolidated financial statements include the accounts of the Company as well as its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Segments

Operating segments are identified as components of an entity where separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”) in making decisions on how to allocate resources and assessing performance. The Company has determined that its CODM is its Chief Executive Officer. The Company is engaged primarily in the development of non-opioid products focused on pain management based on its platform technologies and all sales are based in the United States. Accordingly, the Company has determined that it operates its business as a single reportable segment. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company based on consolidated results that are reported on the consolidated statements of operations and comprehensive loss. The Company has also evaluated the significant segment expenses incurred by the single segment that are regularly provided to the CODM and concluded they are consistent with those reported on the consolidated statements of operations and comprehensive loss and include cost of revenue, research and development, selling, general and administrative. The Company manages assets on a consolidated basis as reported on the consolidated balance sheets. Accordingly, the consolidated financial statements and accompanying notes contained herein include the measure of profit or loss, net revenue, categories of expenses, assets and other financial information that is evaluated by the CODM.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, fair value of financial instruments and certain assumptions used in estimating stock-based compensation. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Customer and Supplier Concentration Risk

The Company had three customers during the years ended December 31, 2024 and 2023, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 86% and 85% of the Company’s revenue for the years ended December 31, 2024 and 2023, respectively, individually ranging from 23% to 34% and 22% to 32%, respectively. As of December 31, 2024 and 2023, three customers represented 95% and 91% of the Company’s outstanding accounts receivable, respectively, individually ranging between 30% and 33% and 24% and 36% for respective periods. Additionally, during the years ended December 31, 2024 and 2023, the Company purchased ZTlido inventory from its sole supplier, Itochu Chemical Frontier Corporation (“Itochu”). In November 2023 and February 2024, respectively, the Company started purchasing ELYXYB and GLOPERBA inventories from its sole suppliers, Contract Pharmaceuticals Ltd Canada (CPL) and Ferndale Laboratories, Inc., respectively. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers and limits its credit exposure by setting credit limits. During the years ended December 31, 2024 and 2023, the Company had allowances for expected credit losses of $1.2 million and nil, respectively.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the consolidated balance sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The valuation of the derivative warrant liability for the Private Warrants, the February 2024 BDO Firm Warrants, the Deposit Warrant, the April RDO Warrants, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants (each as defined below) is outlined in Note 4, utilizing the Black-Scholes option pricing model. The Company has chosen the fair value option for the Convertible Debentures, Oramed Note, FSF Deposit and Tranche B Notes (each as defined below), with the valuation methodologies detailed in Note 7. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Restricted cash as of December 31, 2023 consisted of deposits placed in a segregated bank account as required under the terms of the eCapital Credit Agreement (as defined below), which is discussed further in Note 7. Restricted cash was recorded as other long-term assets within the Company’s consolidated balance sheet. There is no restricted cash as of December 31, 2024, because Scilex Pharma paid off the outstanding amount of all obligations and indebtedness under the eCapital Credit Agreement in October 2024, which agreement was terminated thereafter.

Cash equivalents were immaterial as of December 31, 2024 and 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that together reflect the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$3,272	$3,921
Restricted cash	—	808
Total cash, cash equivalents, and restricted cash	$3,272	$4,729

Accounts Receivable, Net

Accounts receivable are presented net of allowances for expected credit losses and prompt payment discounts. Accounts receivable consists of trade receivables from product sales to customers, which are generally unsecured. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for expected credit losses within accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for expected credit losses. As of December 31, 2024, the Company recorded $1.2 million of allowances for credit losses on its accounts receivable. As of December 31, 2023, the Company did not deem any allowances for expected credit losses on its accounts receivable necessary.

Inventory

The Company determines inventory cost on a first-in, first-out basis. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow- moving. The Company reserves for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and expiration dates for on-hand inventory. Inventory costs resulting from these adjustments are recognized as cost of sales in the period in which they are incurred. When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, the Company capitalizes pre-launch inventory costs prior to regulatory approval. As of December 31, 2024 and 2023, the Company’s inventory was primarily comprised of finished goods.

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

When the Company determines net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded and contingent consideration such as payments upon achievement of various developmental, regulatory and commercial milestones generally is not recognized at the acquisition date. In an asset acquisition, up-front payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are charged to expense in the Company`s consolidated statements of operations and comprehensive loss unless there is an alternative future use.

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

Contingent Consideration

The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with applicable milestones, discount rates and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the consolidated statements of operations and comprehensive loss. Other than contingent consideration that is accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, and Topic 815, Derivatives and Hedging, contingent consideration arrangements assumed in an asset acquisition will be measured and accrued when such contingency is resolved.

Warrants

In accordance with ASC Subtopic No. 815-40, Contracts on an Entity’s Own Equity, the Company determines how to account for warrants either assumed in connection with the Business Combination or issued under various financing arrangements. Warrants classified as equity are recorded at their issuance cost and are not subject to remeasurement at each subsequent balance sheet date. The Company records them in additional paid-in capital in the Company’s consolidated balance sheets. Warrants accounted for as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in the consolidated statement of operations. The Company estimates the value of these warrants using a Black-Scholes option pricing formula.

Debt

The Company may enter into financing arrangements, the terms of which involve significant assumptions and estimates. This involves estimating future net product sales, determining interest expense, determining the amortization period of the debt discount, as well as determining the classification between current and long-term portions.

Convertible Debentures, the Oramed Note, FSF Deposit and Tranche B Notes

The Company has elected the fair value option to account for the Convertible Debentures, the FSF Deposit, the Tranche B Notes (each as defined in Note 2 “Liquidity and Going Concern” below) and the Oramed Note (as defined in Note 4 “Fair Value Measurements” below) that were issued in March and April 2023, June 2024, October 2024 and September 2023, respectively, as discussed further in Note 7. The Company recorded these financial instruments at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to these financial instruments were expensed as incurred. The weighted-average interest rates for the short-term loans, including these financial instruments, were 6.67% and 13.55% for the years ended December 31, 2024 and 2023, respectively.

Purchased Revenue Liability

The purchased revenue liability is associated with the Purchase and Sale Agreement (the “ZTlido Royalty Purchase Agreement”) that the Company entered into in October 2024 (Note 7). The Company elected the fair value option to account for the purchased revenue liability (as described in Note 4 “Fair Value Measurements” below). The Company recorded the ZTlido Royalty Purchase Agreement at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the purchased revenue liability were expensed as incurred.

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

Income Taxes

The provisions of the FASB ASC Topic 740, Income Taxes, address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under ASC Subtopic 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has uncertain tax positions.

The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates.

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2024 and 2023, the Company maintained a full valuation allowance against its deferred tax assets.

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

Revenue from product sales is comprised of sales of ZTlido, ELYXYB and GLOPERBA. The Company’s performance obligation with respect to sales of ZTlido, ELYXYB and GLOPERBA is satisfied at a point-in-time, when control is transferred upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the product, physical possession of the product has been transferred to the customer, the customer has significant risks and rewards of ownership of the product, and the

Company has a present right to payment at that time. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of December 31, 2024 and 2023 were not material.

Revenues from product sales are recorded net of reserves established for commercial and government rebates, fees and chargebacks, wholesaler and distributor fees, sales returns, special marketing programs and prompt payment discounts. Such variable consideration is estimated in the period of the sale and is estimated using a most likely amount approach based primarily upon provisions included in the Company’s customer contract, customary industry practices and current government regulations.

Rebates and Chargebacks

Rebates are discounts which the Company pays under either government or private health care programs. Government rebate programs include state Medicaid drug rebate programs, the Medicare coverage gap discount programs and the Tricare programs. Commercial rebate and fee programs relate to contractual agreements with commercial healthcare providers, under which the Company pays rebates and fees for access to and position on that provider’s patient drug formulary. Rebates and chargebacks paid under government programs are generally mandated under law, whereas private rebates and fees are generally contractually negotiated by the Company with commercial healthcare providers. Both types of rebates vary over time. The Company records a reduction to gross product sales at the time the customer takes title to the product based on estimates of expected rebate claims. The Company monitors the sales trends and adjusts for these rebates on a regular basis to reflect the most recent rebate experience and contractual obligations. Reserves for rebates and chargebacks are separately presented as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheets.

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

Service Fees

The Company compensates its customer and others in the distribution chain for wholesaler and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue. Service fees are presented as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheets.

Product Returns

The Company is obligated to accept the return of products sold that are expiring within six months, damaged or do not meet certain specifications. The Company may authorize the return of products sold in accordance with the term of its sales contracts, and estimates allowances for such amounts at the time of sale. The Company estimates the amount of its product sales that may be returned by its customer and records this estimate as a reduction of revenue in the period the related product revenue is recognized. Product returns are presented as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheets.

Co-Payment Assistance

Patients who have commercial insurance or pay cash and meet certain eligibility requirements may receive co- payment assistance. The Company accrues for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. Co-payment assistance is presented as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheets.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which establishes accounting for equity instruments exchanged for employee and consulting services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant) or non-employee’s vesting period. The Company accounts for forfeitures as incurred.

For purposes of determining the inputs used in the calculation of stock-based compensation, the Company determines the expected life assumption for options issued using the simplified method, which is an average of the contractual term of the option and its ordinary vesting period since the Company does not have historic exercise behavior. Then the Company determines an estimate of option volatility based on an assessment of historical volatilities of comparable companies whose share prices are publicly available. The Company uses these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our consolidated statements of operations and comprehensive loss.

Treasury Stock

The Company uses the cost method to account for repurchases of its stock. In the computation of net (loss) income per share, treasury shares are not included as part of the outstanding shares.

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options and warrants, which consists of the incremental Common Stock issuable upon the exercise of stock options and warrants (using the treasury stock method or the reverse treasury stock method, as applicable).

In accordance with FASB ASC 260, Earnings Per Share, Penny Warrants are warrants that would be exercised for no or little consideration and therefore should be included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted net income (loss) per share to the extent all vesting conditions or exercise contingencies are removed except for the passage of time.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), which requires disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU retrospectively on December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

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

On March 21, 2023, the Company entered into a securities purchase agreement with Yorkville (the “Yorkville SPA”), pursuant to which the Company issued and sold to Yorkville convertible debentures in an aggregate principal amount of up to $25.0 million (the “Convertible Debentures”) for net cash proceeds of $24.0 million, as discussed further in Note 7. The Company fully repaid the Convertible Debentures in March 2024.

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

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by us effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, the Company was able to offer and sell (the “Offering”) shares of Common Stock up to $170.0 million (the “ATM Shares”), through or to the Sales Agents as part of the Offering. The Company had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers thereunder at any time. As of December 31, 2024, the Company sold 2,764,187 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $2.7 million. As of December 31, 2023, no sales of Common Stock had been made under the ATM Sales Agreement.

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

On October 8, 2024, the Company entered into a securities purchase agreement (the “Tranche B Securities Purchase Agreement”) with certain institutional investors (collectively, the “Tranche B Investors”) and Oramed Pharmaceuticals Inc. (“Oramed”) (together with the Tranche B Investors, the “Tranche B Noteholders”), to issue and sell, in a registered offering by the Company directly to the Tranche B Noteholders, a new tranche B of senior secured convertible notes of the Company in the aggregate principal amount of $50.0 million (the “Tranche B Notes”) which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a conversion price equal to $1.09 per share (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such notes). The Company has received in exchange for the issuance of the Tranche B Notes to the Tranche B Investors an aggregate amount in cash of $22,500,000, excluding fees and expenses payable by the Company. The Company has received from Oramed in consideration for the Tranche B Notes issued to Oramed an exchange and reduction of the principal balance under the Oramed Note (as defined below) of $22,500,000.

As of December 31, 2024, the Company’s negative working capital was $218.1 million, including cash and cash equivalents of approximately $3.3 million. During the year ended December 31, 2024, the Company had operating losses of $83.4 million and cash flows from operations of $19.3 million. The Company had an accumulated deficit of $563.1 million as of December 31, 2024.

The Company has plans to obtain additional resources to fund its currently planned operations and expenditures and to service its debt obligations (whether under the Oramed Note, the Tranche B Notes or otherwise) for at least twelve months from the issuance of these consolidated financial statements through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. The Company’s plans are also dependent upon the success of future sales of ZTlido, ELYXYB and GLOPERBA, among which GLOPERBA is still in the early stages of commercialization.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of December 31, 2024 and December 31, 2023, the contingent consideration associated with the Development Milestone Payment was $0.2 million, recorded in the other long-term liabilities.

GLOPERBA License Agreement

On June 14, 2022 (the “Original Signing Date”), the Company entered into a License and Commercialization Agreement with RxOmeg Therapeutics LLC (a/k/a Romeg Therapeutics, LLC) (“Romeg”) for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, which was amended by that First Amendment to License and Commercialization Agreement, dated as of January 16, 2025 (such agreement, as amended, the “Romeg License Agreement”). Under the Romeg License Agreement, among other things, Romeg granted the Company (1) a license, with the right to sublicense, under the patents and know-how specified therein to (a) commercialize a pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Romeg U.S. Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products in the Romeg U.S. Territory and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Romeg U.S. Territory; (2) an exclusive license, with right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof (collectively, the “Licensed Trademark”) in connection with the commercialization of the Initial Licensed Product solely in the Romeg U.S. Territory; and (3) pursuant to the amendment thereto, a license, with the right to (a) sublicense under the know-how and, if any, patents existing worldwide other than the Romeg U.S. Territory (the “Romeg Ex-U.S. Territory”), as

specified therein, to develop, manufacture and commercialize Licensed Products in the Romeg Ex-U.S. Territory and (b) to use the Licensed Trademark in connection with the commercialization of the Licensed Products in the Romeg Ex-U.S. Territory. The Initial Licensed Product, GLOPERBA, was approved and made available in the United States in 2020.

As consideration for the license under the Romeg License Agreement, the Company agreed to pay Romeg (1) an up-front license fee of $2.0 million, (2) upon the Company’s achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (3) certain royalties in the mid-single digit percentage based on annual net sales of the Licensed Products attributable to sales of the Licensed Products occurring in the Romeg U.S. Territory during the Romeg U.S. Territory Royalty Term, with a quarterly minimum royalty of $150,000, and (4) pursuant to the amendment thereto, (a) certain royalties at rates in the low-single digit percentage, based on annual net sales of the Licensed Products attributable to sales of License Products in the Romeg Ex-U.S. Territory during the Romeg Ex-U.S. Territory Royalty Term and (b) a one-time, non-refundable, non-creditable payment of $700,000. Pursuant to the amendment agreement, we also transferred to Romeg 779,371 shares of our Common Stock.

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. During the years ended December 31, 2024 and 2023, the Company made royalty payments in the amount of $0.6 million and $0.3 million, respectively. No contingent consideration was recognized as a liability or included in the fair value of the assets as of December 31, 2024 or December 31, 2023.

ELYXYB Acquisition

In February 2023, the Company entered into an asset purchase agreement (the “ELYXYB APA”) with BioDelivery Sciences International, Inc. (“BDSI”) and Collegium Pharmaceutical, Inc. (“Collegium”, and together with BDSI, the “Sellers”) to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”).

As consideration for the acquisition, the Company assumed various rights and obligations under the asset purchase agreement between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), dated August 3, 2021 (the “DRL APA”), including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB and necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to the Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by the Company include contingent sales and regulatory milestone payments and sales royalties. The Company is also obligated to make quarterly royalty payments to DRL on net sales of ELYXYB in the ELYXYB Territory. In April 2023, the Company launched ELYXYB in the U.S. As of December 31, 2024 and 2023, the Company had ending balances of accrued royalty payables of $0.1 million and $5.0 thousand, respectively, which was recorded as accrued expenses under current liabilities on the consolidated balance sheets. During the years ended December 31, 2024 and 2023, the Company made royalty payments in the amount of $0.3 million and $26.0 thousand, respectively. As of December 31, 2024, no sales or regulatory milestone payments had been accrued as there were no potential milestones yet considered probable of achievement.

4. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	December 31, 2024
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$12,161	$—	$—	$12,161
Tranche B Notes	23,560	—	—	23,560
Purchased Revenue Liability	6,800	—	—	6,800
Derivative liabilities	18,303	—	—	18,303
Other long-term liabilities	155	—	—	155
Total liabilities measured at fair value	$60,979	$—	$—	$60,979

	December 31, 2023
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$104,089	$—	$—	$104,089
Convertible Debentures	4,340	—	—	4,340
Derivative liabilities	1,518	—	—	1,518
Other long-term liabilities	179	—	—	179
Total liabilities measured at fair value	$110,126	$—	$—	$110,126

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed in the principal amount of $101.9 million (the “Oramed Note”) (see Note 7). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of such note recorded in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of December 31, 2024 and 2023 was determined to be $12.2 million and $104.1 million, respectively, by applying a discount rate of 128.82% and 13.05%, respectively. For the years ended December 31, 2024 and 2023, the Company recorded a loss of $3.6 million and $2.8 million in change in fair value of the Oramed Note, respectively. For the years ended December 31, 2024 and 2023, the change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was $6.3 million and nil, respectively. During the year ended December 31, 2024 the Company reclassified $5.0 million from accumulated other comprehensive income to the consolidated statement of operations. This reclassification was related to the principal payments and partial conversion of the Oramed Note balance into the Tranche B Notes (see Note 7).

FSF Deposit

In June 2024, the Company received the FSF Deposit in the aggregate principal amount of $10.0 million from FSF Lender (see Note 2 and Note 7). The Company elected the fair value option to account for the FSF Deposit with any changes in the fair value of the deposit recorded in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, the Company recorded a loss of $4.7 million in change in fair value of the FSF Deposit in the consolidated statement of operations. In November 2024, the Company delivered the Additional Product to Endeavor and fully satisfied the remaining obligations in respect of the FSF Deposit. Upon the satisfaction of the FSF Deposit, the Deposit Warrant became a freestanding instrument under ASC 480 and was included in derivative liabilities on the Company’s consolidated balance sheet.

Tranche B Notes

In October 2024, the Company entered into the Tranche B Securities Purchase Agreement to issue and sell the Tranche B Notes in the principal amount of $50.0 million (see Note 7). The Company elected the fair value option to account for the Tranche B Notes with any changes in the fair value of such notes recorded in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Tranche B Notes are measured at fair value on a recurring basis using the Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the Tranche B Notes. The fair value as of December 31, 2024, was determined to be $23.6 million. For the year ended December 31, 2024, the Company recorded a gain of $6.6 million in change in fair value of the Tranche B Notes in the consolidated statement of operations.

Purchased Revenue Liability

In October 2024, the Company entered into the ZTlido Royalty Purchase Agreement with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed (see Note 7). The Company elected the fair value option for the purchased revenue liability with changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a Scenario-Based Method valuation technique to measure the fair value of the purchased revenue liability. The fair value as of December 31, 2024, was determined to be $6.8 million. For the year ended December 31, 2024, the Company recorded a loss of $0.9 million in change in fair value of the purchased revenue liability in the consolidated statement of operations.

Convertible Debentures

In March and April 2023, the Company issued the Convertible Debentures in the principal amount of $25.0 million (see Note 7). The Convertible Debentures were measured at fair value on a recurring basis using Level 3 inputs. The Company used the Binomial Lattice Model valuation technique to measure the fair value of the Convertible Debentures with any changes in the fair value of the Convertible Debentures recorded in the consolidated statements of operations and comprehensive loss. Interest expense related to the Convertible Debentures is included in the changes in fair value. For the years ended December 31, 2024 and 2023, the Company recorded a loss of $35.0 thousand and a loss of $4.4 million in change in fair value of the Convertible Debentures, respectively. The Company fully repaid the Convertible Debentures in March 2024.

Derivative Liabilities

The Company recorded a gain of $17.4 million for the year ended December 31, 2024, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the October 2024 Noteholder Warrants, and December 2024 RDO Common Warrants (each as defined below). The Company recorded a loss of $0.5 million for the year ended December 31, 2023, on derivative liabilities which was attributed to the Private Warrants that the Company assumed from Vickers in November 2022 in connection with the Business Combination (“Private Warrants”).

As of December 31, 2024, the following warrants to purchase Common Stock that are included in derivative liabilities were outstanding: 1,000,000 Private Warrants, 3,803,447 February 2024 BDO Firm Warrants, 15,000,000 April 2024 RDO Common Warrants, 3,250,000 Deposit Warrant, 7,500,000 October 2024 Noteholder Warrants and 57,512,958 December 2024 RDO Common Warrants. As of December 31, 2024, the fair value of derivative warrant liabilities related to these warrants was $18.3 million.

The following table includes a summary of the derivative liabilities measured at fair value during the years ended December 31, 2024 and 2023 (in thousands):

Fair Value
Ending Balance as of December 31, 2022	$1,231
Change in fair value measurement	512
Forfeiture of Private Warrants	(225)
Ending Balance as of December 31, 2023	1,518
Issuance of February 2024 BDO Firm Warrants as part of February 2024 BDO, April 2024 RDO Common Warrants as part of April 2024 RDO, October 2024 Noteholder Warrants as part of Tranche B Notes, December 2024 RDO Common Warrants as part of December 2024 RDO, and December 2024 RDO Pre-Funded Warrants as part of December 2024 RDO	34,330
Reclass of Deposit Warrant liability upon satisfaction of FSF Deposit	1,690
Cancellation of Private Warrants as part of Oramed Letter Agreement	(445)
Warrant amendment and exercise as part of December 2024 RDO	(428)
Settlement of December 2024 RDO Pre-Funded Warrants	(984)
Change in fair value measurement	(17,378)
Ending Balance as of December 31, 2024	$18,303

Warrant Liability Measurement

The derivative warrant liability was valued using the Black-Scholes option pricing model, which is considered to be Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrant is the expected volatility of the Common Stock. The expected volatility assumption is based on the Company's historical volatility, historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants (see Note 9). A summary of the inputs used in valuing the derivative warrant liabilities is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	April 2024 RDO Common Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)
	December 31,
	2024
Equity value	$0.43	$0.43	$0.43	$0.43	$0.43	$0.43	$0.43
Exercise price	$11.50	$1.70	$1.10	$1.20	$1.04	$0.65	$0.65
Term, in years	2.86	4.18	4.32	4.47	4.77	4.95	2.45
Volatility	109.0%	81.0%	80.0%	73.0%	77.0%	76.0%	95.0%
Risk-free rate	4.22%	4.29%	4.30%	4.30%	4.32%	4.33%	4.21%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Call option value	$0.21	$0.15	$0.19	$0.16	$0.20	$0.24	$0.20

Private Warrants
December 31,
2023
Equity value	$2.04
Exercise price	$11.50
Term, in years	3.86
Volatility	76.0%
Risk-free rate	3.90%
Dividend yield	0.0%
Call option value	$0.42

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 10.0%. As of December 31, 2024 and 2023, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

There were no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.

5. Balance Sheet Components

Investments

Convertible Promissory Note

On August 9, 2024, Denali Capital Acquisition Corp. (“Denali”) issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $180,000 to the Company. The Convertible Promissory Note was issued with an initial principal balance of $15,063.74, with the remaining $164,936.26 drawable at Denali’s request and upon the consent of the Company prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of Denali’s initial business combination or (ii) the date of the liquidation of Denali. Any future drawdowns of the remaining $164,936.26 principal amount available under the Convertible Promissory Note are expected to fund future one-month extensions as necessary to provide additional time for Denali to complete a business combination. At the option of the Company, upon consummation of an initial business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of Denali, at a conversion price of $10.00 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the private placement shares that were issued to Denali Capital Global Investments, LLC in connection with Denali’s initial public offering (the “IPO”). In the event that Denali does not consummate an initial business combination, the Convertible Promissory Note will be repaid only from funds held outside of the trust account established in connection with the IPO or will be forfeited, eliminated or otherwise forgiven. No interest shall accrue on the unpaid principal balance of the Convertible Promissory Note. As of December 31, 2024, the balance of the Convertible Promissory Note was $75.3 thousand as a result of additional draws after the initial amount.

Semnur Business Combination Agreement and Sponsor Interest Purchase Agreement

On August 30, 2024, Semnur entered into an agreement and plan of merger (the “Semnur Business Combination Agreement”) with Denali and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”).

The Semnur Business Combination Agreement provides that, among other things, (i) on the terms and subject to the conditions set forth therein, Denali Merger Sub will merge with and into Semnur, with Semnur surviving as a wholly owned subsidiary of Denali (the “Semnur Business Combination”), and (ii) prior to the closing of the Semnur Business Combination, Denali will migrate to and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended (the “DGCL”), and de-register in the Cayman Islands in accordance with Section 206 of the Cayman Companies Act (the “Domestication”). Upon the closing of the Semnur Business Combination, it is anticipated that Denali will change its name to “Semnur Pharmaceuticals, Inc.” (“New Semnur”). Shares of Denali common stock following the Domestication are hereinafter referred to as "New Semnur Common Shares". Shares of Denali Series A preferred stock following the Domestication are hereinafter referred to as “New Semnur Preferred Shares”. Warrants to purchase New Semnur Common Shares following the Domestication are hereinafter referred to as “New Semnur Warrants”.

In accordance with the terms and subject to the conditions of the Semnur Business Combination Agreement, following the Domestication and at the effective time of the Semnur Business Combination (the “Effective Time”): (i) each share of common stock, par value $0.00001 per share (the “Semnur Common Stock”), of Semnur, issued and outstanding immediately prior to the Effective Time, will be automatically converted into the right to receive, without interest, a number of New Semnur Common Shares equal to the Exchange Ratio (as defined in the Semnur Business Combination Agreement); (ii) each share of Series A preferred stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, (a) one New Semnur Preferred Share and (b) one-tenth of one New Semnur Common Share, and (iii) subject to Denali’s receipt of the Option Exchange Approval (as defined in the Semnur Business Combination Agreement), each option to purchase a share of Semnur Common Stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio.

The Company defers specific incremental costs directly attributable to the Semnur Business Combination, such as legal, accounting and other general and administrative costs. After the consummation of the Semnur Business Combination, these costs will be classified in stockholders’ deficit as a reduction of additional paid-in capital recorded as a result of the Semnur Business Combination. In the event the Semnur Business Combination Agreement is terminated, all deferred offering costs will be reclassified to general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, deferred offering costs related to the Semnur Business Combination totaled $6.0 million and nil, respectively, and were included in prepaid expenses and other current assets in the Company’s consolidated balance sheet.

In connection with the execution and delivery of the Semnur Business Combination Agreement, Denali Capital Global Investments LLC, a Cayman Islands limited liability company (the “Sponsor”), and the Company entered into a Sponsor Interest Purchase Agreement (the “SIPA”) dated August 30, 2024 (the “Signing Date”). Pursuant to the SIPA, the Company agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share (the “Purchased Interests”), of Denali that are currently held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 300,000 shares of Common Stock. Pursuant to the SIPA, the Company has paid the Cash Consideration on the Signing Date and has agreed to issue Common Stock to the Sponsor contingent upon and following the occurrence of the Effective Time. The Company accounted for this promise to issue shares at a future date as an equity classified instrument as it is indexed to the Company’s own stock and meets the conditions to be classified in equity under FASB ASC 815, Derivatives and Hedging. The Purchased Interests will convert automatically, on a one-for-one basis, into one New Semnur Common Share at the effective time of the Domestication pursuant to the terms of the Semnur Business Combination Agreement. The Company determined it does not have significant influence over Denali and accounted for the Purchased Interests as equity securities at the transaction price which consists of the $2,000,000 paid by the Company to the Sponsor and the value of the 300,000 shares of the Common Stock at the closing price of $1.15 per share on the Signing Date for a total of $2.3 million. The Company elected to subsequently measure the investment at cost less any impairment. As of December 31, 2024, the Company’s investment in the Purchased Interests had a balance of $2.3 million. No impairment loss was recognized during the year ended December 31, 2024.

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Construction in progress	$689	$689
Furniture	17	5
Computers and equipment	16	36
Leasehold improvements	50	50
Property and equipment, gross	772	780
Less: Accumulated depreciation	(64)	(58)
Property and equipment, net	$708	$722

The Company recognized depreciation expense of $14.0 thousand and $40.0 thousand for the years ended December 31, 2024 and 2023, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued professional service fees	$667	$2,029
Accrued sales and marketing costs	876	1,601
Accrued research and development costs	315	1,546
Accrued tax payable	876	1,452
Accrued litigation expenses	—	500
Accrued others	107	280
Accrued expenses	$2,841	$7,408

6. Goodwill and Intangible Assets

As of December 31, 2024 and 2023, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the years ended December 31, 2024 and 2023.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives, ranging from 6.8 to 13.0 years. A summary of the Company’s identifiable intangible assets as of December 31, 2024 and 2023 is as follows (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$17,770	$14,860
Acquired technology	21,940	9,143	12,797
Acquired licenses	5,711	915	4,796
Assembled workforce	500	500	—
Total intangible assets	$60,781	$28,328	$32,453

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$15,591	$17,039
Acquired technology	21,940	7,679	14,261
Acquired licenses	5,711	551	5,160
Assembled workforce	500	475	25
Total intangible assets	$60,781	$24,296	$36,485

As of December 31, 2024, the weighted average remaining life for identifiable intangible assets was 8.5 years. Aggregate amortization expense was $4.0 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively. Patent rights, acquired technology and acquired licenses are amortized over a 15-year period. Assembled workforce is amortized over a five-year period.

Estimated future amortization expense related to intangible assets as of December 31, 2024 is as follows (in thousands):

Amount
2025	$4,006
2026	4,006
2027	4,006
2028	4,006
2029	4,006
Thereafter	12,423
Total	$32,453

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

The Convertible Debentures bore interest at an annual rate of 7.00% and were initially set to mature on December 21, 2023. On October 11, 2023, the Company and Yorkville amended the Convertible Debentures. The Default Conversion Price (as defined therein) was originally set not to fall below $2.00 per share and such floor price has been amended to mean a price per share of Common Stock equal to 95% of the lowest daily VWAP (as defined therein) during the five consecutive trading days immediately preceding the conversion date, but not lower than $0.50 per share. The maturity date of the Convertible Debentures was also extended from December 21, 2023 to March 15, 2024. The outstanding principal amount was to be repaid in equal installments that are due every 30 days beginning on May 20, 2023, which is 60 days after the date on which the first Convertible Debenture was issued to Yorkville. The Convertible Debentures provided a conversion right, in which any portion of the outstanding and unpaid principal and any accrued but unpaid interest, may be converted into shares of Common Stock, at a conversion price of $8.00 per share at the option of the holder of the Convertible Debentures.

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

The Company elected the fair value option for the Convertible Debentures and recorded the changes in the fair value within the consolidated statements of operations and comprehensive loss at the end of each reporting period. Pursuant to the Yorkville SPA, the Company issued additional Convertible Debentures in an aggregate principal amount of $15.0 million in April 2023 for $14.4 million in net cash proceeds. In April 2023, Yorkville elected to convert $5.0 million of the outstanding principal and accrued interest of the first Convertible Debentures issued to Yorkville, resulting in the issuance of 632,431 shares of Common Stock at a conversion price of $8.00 per share and reducing the outstanding Convertible Debentures fair value balance by $7.7 million. The Company repaid $4.4 million of the Convertible Debentures during the year ended December 31, 2024. Interest expense related to the Convertible Debentures and included in the changes in fair value was $35.0 thousand and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

The following table provides a summary of the changes in the balance and the estimated fair value of the Convertible Debentures (in thousands):

December 31,
2024
Ending Balance as of December 31, 2023	$4,340
Repayment of Convertible Debentures	(4,375)
Change in fair value of Convertible Debentures	35
Ending Balance as of December 31, 2024	$—

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

On October 8, 2024, Scilex Pharma paid off the outstanding amount of all obligations and indebtedness of Scilex Pharma owing to the Lender under the eCapital Credit Agreement. Accordingly, the eCapital Credit Agreement, the related Loan Documents (as defined in the eCapital Credit Agreement) and the Subordination Agreement were terminated, canceled and are of no further force and effect. As of December 31, 2024 and 2023, the outstanding balance under the Revolving Facility for Scilex Pharma was nil and $17.0 million, respectively, which was classified as a long-term liability in the consolidated balance sheet.

The Oramed Note

On September 21, 2023, the Company entered into a securities purchase agreement with Oramed (the “Scilex-Oramed SPA”), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, matures on March 21, 2025. It is payable in six principal installments, with the first installment of $5.0 million payable on December 21, 2023, the second installment in the principal amount of $15.0 million payable on March 21, 2024, the next three installments each in the principal amount of $20.0 million payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) 4% and (y) Term SOFR (as defined in the Oramed Note) and (2) 8.5%, payable in-kind on a monthly basis. Pursuant to the Oramed Note, since the outstanding principal of the Oramed Note was not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3.1 million has been earned with respect to the Oramed Note, which shall be due and payable on the date the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus 15% or (ii) the maximum rate permitted under applicable law. Voluntary prepayments made before the one-year anniversary of the closing date of the Scilex-Oramed SPA must include a make-whole amount equal to 50% of the additional interest that would accrue on the principal amount so prepaid from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, repayment is required at a mandatory default rate of 125% of the principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring use of 70% of net cash proceeds from any Cash Sweep Financing (as defined in the Oramed Note) or advances under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal after the earlier of April 1, 2024 or full repayment of Acceptable Indebtedness (as defined in the Oramed Note). Following each of the April 2024 RDO (as defined below and as described under Note 9), the receipt of the FSF Deposit (as described below) and the sale of shares of Common Stock pursuant to the ATM Sales Agreement, the Company made a mandatory prepayment of $9,578,835, $7,000,000 and $1,760,796, respectively, to Oramed, which equals 70% of the net cash proceeds the Company received from the April 2024 RDO, the FSF Deposit and sale of shares of Common Stock pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

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

On September 20, 2024, the Company and Oramed entered into a letter agreement (the “Oramed Letter Agreement”), pursuant to which the Company agreed to pay to Oramed $2,000,000 (the “Specified September Payment”) on September 23, 2024, which payment was applied as follows: (i) $1,700,000 was applied to the amortization payment due under the Oramed Note on March 21, 2025 (the “Maturity Date”) and (y) $300,000 to purchase an aggregate of 4,000,000 SPAC Warrants (as defined below) owned by Oramed.

The parties further agreed, upon receipt of the Specified September Payment by Oramed, (i) that notwithstanding the minimum Liquidity (as defined therein) requirements set forth in Section 7(b)(x) of the Oramed Note, the Company and its Subsidiaries (as defined therein) shall be required to maintain the following minimum liquidity during the specified time periods instead: from and after September 19, 2024 until the Maturity Date, $0, and (ii) to extend the due date of the $20,000,000 amortization payment from September 23, 2024 to September 30, 2024. Oramed further agreed to extend such due date to October 8, 2024, on which date a consent and amendment letter was signed with Oramed (“Oramed Consent and Amendment”) under which: (i) the Company made a payment of $12,500,000 to Oramed in lieu of the payment due on September 23, 2024, using the proceeds from the issuance of the Tranche B Notes, and (ii) the remaining payments under the Oramed Note were amended as follows: installment payment of $15,000,000 payable on December 21, 2024, which payment was made on December 13, 2024, and the remaining principal balance, accrued interest and fees payable on the Maturity Date. On January 21, 2025, the Company and Oramed agreed to extend the Maturity Date under and as set forth in the Oramed Note from March 21, 2025 to December 31, 2025.

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations and comprehensive loss at the end of each reporting period. As of December 31, 2024, the fair value of the Oramed Note was $12.2 million, which is classified as debt, current in the consolidated balance sheet.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

December 31,
2024
Ending Balance as of December 31, 2023	$104,089
Repayment of Oramed Note	(64,200)
Conversion into Tranche B Notes	(25,000)
Change in fair value of Oramed Note – recorded in the consolidated statements of operations	3,589
Change in fair value of Oramed Note – due to instrument-specific credit risk recorded as a component of other comprehensive income	(6,317)
Ending Balance as of December 31, 2024	$12,161

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

At issuance, the Company concluded that certain features of the FSF Deposit would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations and comprehensive loss at the end of each reporting period.

In connection with the transactions contemplated by the Commitment Letter, the Company also entered into an agreement with FSF Lender and the FSF Lender’s strategic consultant, IVI 66766 LLC (“IVI”), dated July 16, 2024, pursuant to which the Company agreed to reimburse the actual, reasonable and documented consulting fees incurred by FSF Lender in connection with the preparation, negotiation and execution of the Commitment Letter and the definitive documents with respect to the transactions contemplated thereby, which fees were satisfied in full by the Company issuing to IVI a warrant to purchase up to an aggregate of 250,000 shares of Common Stock (the “Fee Warrant”) on July 16, 2024, with an exercise price of $1.20 per share. Subject to certain ownership limitations, the Fee Warrant is immediately exercisable and will expire five years from the date of issuance. The Company accounted for the Fee Warrant as an equity classified instrument and recognized the Fee Warrant in additional paid-in capital in the Company’s consolidated balance sheets. The fair value of the Fee Warrant as of the date of issuance was $0.3 million. In October 2024, the Fee Warrant was exercised by IVI.

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

The following table provides a summary of the changes in the balance and the estimated fair value of the FSF Deposit (in thousands):

December 31,
2024
Beginning Balance as of June 11, 2024	$10,000
Change in fair value of FSF Deposit	4,690
Reclass of Deposit Warrant liability upon satisfaction of FSF Deposit	(1,690)
Repayment of FSF Deposit	(13,000)
Ending Balance as of December 31, 2024	$—

Tranche B Notes

On October 8, 2024, the Company entered into the Tranche B Securities Purchase Agreement with the Tranche B Investors and Oramed to refinance a portion of the Oramed Note and pay off certain other indebtedness of the Company. Pursuant to the Tranche B Securities Purchase Agreement, the Company agreed to issue and sell, in a registered offering by the Company directly to the Tranche B Noteholders: (i) the Tranche B Notes, which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a conversion price equal to $1.09 per share (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such notes) and (ii) warrants (the “October 2024 Noteholder Warrants”) to purchase up to 7,500,000 shares of Common Stock directly to the Tranche B Noteholders.

The Company has received in exchange for the issuance of the Tranche B Notes to the Tranche B Investors an aggregate amount in cash of $22,500,000, excluding fees and expenses payable by the Company. The Company has received from Oramed in consideration for the Tranche B Notes issued to Oramed an exchange and reduction of the principal balance under the Oramed Note of $22,500,000.

The October 2024 Noteholder Warrants are immediately exercisable for cash at an exercise price equal to $1.09 per share of Common Stock (which was automatically reduced to $1.04 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such warrants) and will expire five years from the issuance date. The October 2024 Noteholder Warrants issued to the Tranche B Investors are initially exercisable for 3,750,000 shares of Common Stock in the aggregate. The October 2024 Noteholder Warrants issued to Oramed are initially exercisable for 3,750,000 shares of Common Stock.

In connection with the offering of the Tranche B Notes, the Company issued to StockBlock Securities LLC (“StockBlock”) and its affiliate, Rodman & Renshaw LLC (collectively, the “Placement Agents”) or their respective designees, (i) 2,197,802 shares of Common Stock (the “Placement Agent Shares”) and (ii) warrants to purchase up to 3,669,724 shares of Common Stock (the “October 2024 Placement Agent Warrants”). The October 2024 Placement Agent Warrants will have the same terms as the October 2024 Noteholder Warrants, except that the Placement Agents have agreed not to exercise the October 2024 Placement Agent Warrants for a period of 180 days following the date of issuance.

In conjunction with the Tranche B Securities Purchase Agreement, the Company entered into the ZTlido Royalty Purchase Agreement (as defined below) for $5.0 million of the aggregate purchase price for the ZTlido Purchased Receivables in full consideration for the sale, transfer, conveyance and granting of the ZTlido Purchased Receivables, subject to the terms and conditions set forth in the ZTlido Royalty Purchase Agreement. The $50.0 million of total proceeds received were allocated based on their relative fair value to the Tranche B Notes, the October 2024 Noteholder Warrants, and the ZTlido Royalty Purchase Agreement, with the excess of fair value over the proceeds received in amount of $2.6 million recognized as a loss upon issuance in change in fair value of debt and liability instruments in the consolidated statement of operations during the year ended December 31, 2024.

The following table provides a summary of the changes in the balance and the estimated fair value of the Tranche B Notes (in thousands):

December 31,
2024
Beginning Balance as of October 8, 2024	$42,740
Conversion of Tranche B notes	(9,255)
Repayment of Tranche B Notes	(3,283)
Change in fair value of Tranche B Notes	(6,641)
Ending Balance as of December 31, 2024	$23,560

Aggregate principal repayments for the Company's outstanding debt will be $47.7 million and $19.5 million in 2025 and 2026, respectively.

ZTlido Royalty Purchase Agreement

On October 8, 2024, in connection with the closing of the transactions contemplated by the Tranche B Securities Purchase Agreement, the Company and Scilex Pharma entered into the ZTlido Royalty Purchase Agreement with the ZTlido Royalty Purchasers. Pursuant to the ZTlido Royalty Purchase Agreement, Scilex Pharma sold to the ZTlido Royalty Purchasers the right to receive 8% of all aggregate net sales worldwide (the “ZTlido Purchased Receivables”) with respect to ZTlido, SP-103 and any related, improved, successor, replacement or varying dosage forms of the foregoing, which shall be paid within 60 calendar days after the end of each calendar quarter.

In full consideration for the sale, transfer, conveyance and granting of the ZTlido Purchased Receivables, and subject to the terms and conditions set forth in the ZTlido Royalty Purchase Agreement, the aggregate purchase price for the ZTlido Purchased Receivables was $5.0 million (net of expenses of the ZTlido Royalty Purchasers). The ZTlido Royalty Investors paid to Scilex Pharma an aggregate amount equal to $2.5 million minus the expenses of the ZTlido Royalty Investors and Oramed paid to Scilex Pharma an amount equal to $2.5 million minus Oramed’s expenses (collectively, the amount so paid by the ZTlido Royalty Purchasers, the “ZTlido RPA Closing Payment”). Oramed’s portion of the purchase price was paid by exchanging a portion of the outstanding principal balance under the Oramed Note equivalent to its portion of the ZTlido RPA Closing Payment, which amount extinguished and reduced $2.5 million of the outstanding balance under the Oramed Note.

The Royalty Purchase Agreement terminates six months following receipt by the ZTlido RPA Purchasers of all payments of the ZTlido Purchased Receivables to which each ZTlido RPA Purchaser is entitled during the period commencing on the closing date of the ZTlido Royalty Purchase Agreement and expiring on the tenth anniversary of such closing date.

The Company elected the fair value option for the ZTlido Royalty Purchase Agreement and records the changes in the fair value within the consolidated statements of operations and comprehensive loss at the end of each reporting period. As of December 31, 2024, the fair value of the ZTlido Royalty Purchase Agreement was $6.8 million, recorded as a purchased revenue liability on the consolidated balance sheet. The Company incurred $0.2 million of issuance costs in connection with the ZTlido Royalty Purchase Agreement, which were included in the consolidated statement of operations for the year ended December 31, 2024.

The following table summarizes the purchased revenue liability activity during the year ended December 31, 2024 (in thousands):

December 31,
2024
Beginning Balance as of October 8, 2024	$5,900
Change in fair value of purchased revenue liability	900
Ending Balance as of December 31, 2024	$6,800

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

Sorrento Stock Purchase Agreement

On September 21, 2023, the Company entered into the Sorrento SPA, pursuant to which the Company purchased from Sorrento (i) 60,068,585 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock and (iii) 1,386,617 Public Warrants and 3,104,000 Private Warrants (collectively, the “Purchased Securities”). On the same day, the Company and Oramed entered into the Scilex-Oramed SPA. The Company concluded that the Sorrento SPA and the Scilex-Oramed SPA were entered in contemplation of each other and the issuance of the Oramed Note was accounted as part of the consideration payable for the Purchased Securities acquired from Sorrento.

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

The Company allocated the total consideration between the repurchased instruments by allocating to the repurchased Private Warrants their full value, with the remaining consideration allocated to the Common Stock, Series A Preferred Stock, and Public Warrants based on their relative fair values as of September 21, 2023.

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

Series A Preferred Stock

Pursuant to the terms of the Sorrento SPA, the Company repurchased all of the outstanding Series A Preferred Stock. The Series A Preferred Stock is classified in permanent equity and does not have any bifurcated features. Therefore, the repurchase of the Series A Preferred Stock by the Company is treated as a redemption of shares and viewed as a deemed dividend. The fair value of Series A Preferred Stock as of the repurchase date of September 21, 2023 was $52.6 million. The Company derecognized the carrying value of the Series A Preferred Stock, with any excess amount allocated as the reduction in additional paid-in capital. The Series A Preferred Stock is currently held as collateral for the Oramed Note.

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

The Company issued four Subsequent Penny Warrants, each for 2,125,000 shares of Common Stock, one of which shall vest and become exercisable on the date that is the later of (i) each of March 19, 2024 (the “CS-2 Warrant”), June 17, 2024 (the “CS-3 Warrant”), September 15, 2024 (the “CS-4 Warrant”) or December 14, 2024 (the “CS-5 Warrant”) (each, the “Subsequent Penny Warrant Vesting Date”) and (ii) the earliest of (A) March 14, 2025, (B) the date on which the Oramed Note has been repaid in full and (C) the Management Sale Trigger Date (as defined therein), if any. Each Subsequent Penny Warrant will expire on the date that is the fifth anniversary of the issuance date; provided that, if the Oramed Note is repaid in full prior to the Subsequent Penny Warrant Vesting Date applicable to such Subsequent Penny Warrant, such Subsequent Penny Warrant will expire on the date the Oramed Note is repaid in full.

Pursuant to a letter agreement the Company entered into with Oramed, dated as of August 30, 2024, the parties agreed that: (i) the CS-4 Warrant shall fully vest on August 30, 2024 and (ii) Oramed may immediately exercise the Oramed Warrants with respect to up to 5,437,500 shares of Common Stock. Pursuant to the Oramed Letter Agreement the Company entered into with Oramed, dated as of September 20, 2024, the parties agreed that Oramed may immediately exercise the CS-5 Warrant with respect to up to 1,062,500 shares of Common Stock.

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

During the year ended December 31, 2024, there were 6,500,000 Penny Warrants exercised by Oramed for net proceeds of approximately $0.1 million. As of December 31, 2024, there were 6,500,000 Penny Warrants outstanding that were fully vested and such warrants became exercisable on March 14, 2025.

Excise Tax

In December 2022, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued guidelines on the implementation of the new code section added by the Inflation Reduction Act of 2022, which imposes a 1% excise tax on the total fair market value of stock repurchases during the tax year, subject to adjustments. Pursuant to the terms of the Sorrento SPA, the Company repurchased the Purchased Securities from Sorrento. The total fair market value of the Purchased Securities was offset by the fair market value of the shares issued during the year ended December 31, 2023. The Company has accrued $1.3 million of the excise tax liability during the year ended December 31, 2023, which was recorded as accrued expenses under current liabilities on the consolidated balance sheet. During the year ended December 31, 2024, the Company made a total of $0.5 million payments for the excise tax. As of December 31, 2024, the remaining balance of the excise tax liability recorded as accrued expenses was $0.8 million.

9. Stockholders’ Deficit

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

As of December 31, 2024 and 2023, there were 5,467,692 and 6,854,309 Public Warrants outstanding, respectively.

As of December 31, 2024 and 2023, there were 1,000,000 and 3,613,383 Private Warrants outstanding, respectively.

Preferred Stock

The Company is authorized to issue 45,000,000 shares of preferred stock (the “Preferred Stock”) of which there are two series in total.

Series A Preferred Stock

As of December 31, 2024 and 2023, there were 29,057,097 shares of Series A Preferred Stock outstanding. On September 21, 2023, the Series A Preferred Stock was repurchased and derecognized for accounting purposes. The Series A Preferred Stock is currently held as collateral for the Oramed Note.

Series 1 Preferred Stock

On October 27, 2024, the Board declared a stock dividend (the “Dividend”) consisting of an aggregate of 5,000,000 shares (the “Dividend Stock”) of Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred Stock”), of the Company to record holders of certain of the Company’s securities as of the close of business on November 7, 2024 (which date was subsequently changed to April 11, 2025). Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on October 28, 2024, the Series 1 Preferred Stock ranks senior to the Common Stock but junior to all other series of Preferred Stock with respect to distributions of assets upon voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The holders of Series 1 Preferred Stock may become entitled to a pro rata portion of the number of shares that represents the lesser of (a) 10% of the shares of the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted), held by the Company as of immediately prior to the Effective Time (as defined below) (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction) and (b) that number of shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) equal to $200,000,000 divided by the closing price of such Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) on any national securities exchange on which such shares are listed on the date that is 10 trading days prior to the Determination Date (as defined below), which shares shall be paid from the shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) held by the Company as of immediately prior to the Effective Time (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction). Furthermore, the holders of Series 1 Preferred Stock shall not be entitled to receive any dividends and shall not have any voting rights by virtue of their ownership of any shares of Series 1 Preferred Stock.

For purposes of the Certificate of Designation, (a) “Effective Time” means the effective time of the Semnur Business Combination as determined under the terms of the Semnur Business Combination Agreement, (b) “Determination Date” means, if the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) is listed for, and trading on, any national securities exchange, the date that is 15 trading days following the Registration Date, (c) “Registration Date” means the earlier of (i) the Effective Time, at which time the shares of Semnur Common Stock (or such other securities into which or for which such stock has been exchanged or converted) are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and (ii) the time at which the Registration Statement is declared effective by the Securities and Exchange Commission and (d) “Registration Statement” means a registration statement, whether under the Exchange Act, or the Securities Act, that is filed by Semnur or any successor thereto or affiliate thereof with respect to the registration of the Semnur Common Stock or any securities into which or for which such stock may be exchanged or converted. The Board has the right to change the Record Date and the right to revoke the Dividend at any time prior to the payment date therefor. There can be no assurance that the Board will not revoke the Dividend or that, even if such Dividend is paid, the conditions for the mandatory exchange set forth in the Certificate of Designations will ever occur (including that the Registration Date shall have occurred on or before 11:59 p.m. Eastern time on October 28, 2025).

The Series 1 Preferred Stock does not have any bifurcated features and is classified in equity at par value because the Company had an accumulated deficit position as of Dividend Stock declaration date. As of December 31, 2024 and as of the date of this filing, none of the Dividend Stock or any shares of the Series 1 Preferred Stock were issued or distributed.

Treasury Stock

As of December 31, 2024 and 2023, there were 60,068,585 shares of Treasury Stock.

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

In connection with the execution of the Original Purchase Agreement, the Company issued to Yorkville 250,000 shares of Common Stock. During the year ended December 31, 2024, the Company sold 96,982 shares of Common Stock pursuant to the A&R Yorkville Purchase Agreement for aggregate net proceeds of $0.2 million. During the year ended December 31, 2023, the Company sold 11,552,074 shares of Common Stock pursuant to the A&R Yorkville Purchase Agreement for aggregate net proceeds of $32.3 million. On, and effective as of, March 25, 2024, the Company and Yorkville mutually agreed to terminate the A&R Yorkville Purchase Agreement.

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

In connection with the execution of the B. Riley Purchase Agreement, the Company issued to B. Riley 250,000 shares of Common Stock. During the year ended December 31, 2024, the Company did not sell any shares of Common Stock pursuant to the B. Riley Purchase Agreement. During the year ended December 31, 2023, the Company sold an aggregate of 1,414,554 shares of Common Stock for aggregate net proceeds of $3.2 million. On, and effective as of, February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

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

At-the-Market Sales Agreement

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by us effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, the Company was able to offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the “ATM Shares”), through or to the Sales Agents. The Company had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers at any time.

The ATM Shares offered and sold in the Offering were issued pursuant to the Company’s shelf registration statement on Form S-3 (which was initially filed with the SEC on December 22, 2023, as amended, and declared effective on January 11, 2024 (File No. 333-276245)) (the “Shelf S-3 Registration Statement”). The ATM Shares were offered only by means of a prospectus forming a part of the Shelf S-3 Registration Statement.

The Sales Agents were entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. The Company agreed to reimburse the Sales Agents for certain expenses and has agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act.

As of December 31, 2024, the Company sold 2,764,187 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $2.7 million. As of December 31, 2023, no sales of Common Stock had been made under the ATM Sales Agreement.

February 2024 Bought Deal Offering Underwriting Agreement

On February 29, 2024, the Company entered into an underwriting agreement (the “February 2024 BDO Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock, acting as representatives of the underwriters, to sell, in an underwritten offering (the “February 2024 BDO”), 5,882,353 shares of Common Stock (the “February 2024 BDO Firm Shares”) and accompanying common warrants to purchase up to an aggregate of 5,882,353 shares of Common Stock (the “February 2024 BDO Firm Warrants”). The securities in the February 2024 BDO were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024, and a final prospectus supplement dated February 29, 2024.

The February 2024 BDO closed on March 5, 2024, and the combined price per Firm Share and accompanying February 2024 BDO Firm Warrant paid by the underwriters was $1.564, which amount reflects the combined public offering price of $1.70, less underwriting discounts and commissions. Pursuant to the February 2024 BDO Underwriting Agreement, the Company also granted the underwriters a 30-day option to purchase up to 882,352 additional shares of Common Stock and/or common warrants to purchase up to 882,352 shares of Common Stock (the “February 2024 BDO Optional Warrants”, and together with the February 2024 BDO Firm Warrants, the “Common Warrants”). The underwriters did not exercise this option and it expired on March 30, 2024. Subject to certain ownership limitations, the Common Warrants are immediately exercisable, set to expire five years later, with an exercise price of $1.70 per share, subject to adjustments. Additionally, the Company issued the representative warrants (the “February 2024 BDO Representative Warrants”) to the underwriters, allowing them to purchase up to 470,588 shares of Common Stock, with these warrants being immediately exercisable at $2.125 per share, representing 125% of the combined public offering price per Firm Share and accompanying February 2024 BDO Firm Warrant.

The Company accounted for the February 2024 BDO Firm Warrants as a liability classified instrument (see Note 4) and the February 2024 BDO Representative Warrants as an equity classified instrument. The February 2024 BDO Representative Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheet. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company’s consolidated statement of operations. The fair value of February 2024 BDO Representative Warrants as of the date of issuance was $0.3 million.

On December 11, 2024, the Company entered into a warrant amendment (the “Warrant Amendment”) with one of its investors to exercise the outstanding number of the February 2024 BDO Firm Warrants that the Company issued to such investor in the February 2024 BDO. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding February 2024 BDO Firm Warrants to purchase an aggregate of 1,764,706 shares of Common Stock in cash at an amended exercise price of $0.59 per share. During the year ended December 31, 2024, there were 2,078,906 February 2024 BDO Firm Warrants exercised for total net proceeds of approximately $1.6 million, including the amended February 2024 BDO Firm Warrants. As of December 31, 2024, there were 3,803,447 February 2024 BDO Firm Warrants and 470,588 February 2024 BDO Representative Warrants outstanding.

April 2024 Registered Direct Offering

On April 23, 2024, the Company entered into a securities purchase agreement (the “April 2024 RDO Purchase Agreement”) with the investor named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “April 2024 RDO”): (i) an aggregate of 15,000,000 shares of Common Stock (the “RDO Shares”), and (ii) common warrants to purchase up to 15,000,000 shares of Common Stock (the “April 2024 RDO Common Warrants”). The offering price per RDO Share and accompanying April 2024 RDO Common Warrant to purchase one share of Common Stock was $1.00, for aggregate gross proceeds to the Company of $15,000,000, before deducting the placement agent fees and other offering expenses. Subject to certain ownership limitations, the April 2024 RDO Common Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $1.10 per share. The exercise price of the April 2024 RDO Common Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

StockBlock and its affiliate, Rodman & Renshaw LLC, acted as exclusive placement agents (the “Placement Agents”) in connection with the April 2024 RDO. As compensation for such placement agent services, the Company paid the Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by the Company from the April 2024 RDO. The Company also reimbursed the Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. The Company has also agreed to issue to the Placement Agents or their respective designees common warrants, substantially in the form of the April 2024 RDO Common Warrants, to purchase up to 1,200,000 shares of Common Stock (the “April 2024 RDO Placement Agent Warrants”), representing up to 8.0% of the total number of the April 2024 RDO Shares issued in the April 2024 RDO. The April 2024 RDO Placement Agent Warrants have an exercise price of $1.25 per share (which represents 125% of the combined offering price per share of Common Stock and the April 2024 RDO Common Warrant sold in the April 2024 RDO), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the April 2024 RDO.

The Company accounted for the April 2024 RDO Common Warrants as a liability classified instrument (see Note 4) and the April 2024 RDO Placement Agent Warrants as an equity classified instrument. The April 2024 RDO Placement Agent Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's consolidated statement of operations. The fair value of April 2024 RDO Placement Agent Warrants as of the date of issuance was $0.6 million.

As of December 31, 2024, there were 15,000,000 April 2024 RDO Common Warrants and 1,200,000 April 2024 RDO Placement Agent Warrants outstanding.

December 2024 Registered Direct Offering

On December 11, 2024, the Company entered into a securities purchase agreement (the “December 2024 RDO Purchase Agreement”) with the investors named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “December 2024 RDO”): (i) an aggregate of 26,355,347 shares of Common Stock, (ii) pre-funded warrants to purchase up to 2,401,132 shares of Common Stock (the “December 2024 RDO Pre-Funded Warrants”) and (iii) common warrants to purchase up to 57,512,958 shares of Common Stock (the “December 2024 RDO Common Warrants” and together with the December 2024 RDO Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between the Company and StockBlock (the “StockBlock Warrants”), the “December 2024 RDO Warrants”). The combined offering price (a) per share of Common Stock and accompanying December 2024 RDO Common Warrants was $0.59 and (b) per December 2024 RDO Pre-Funded Warrant and accompanying December 2024 RDO Common Warrants was $0.5899. The aggregate gross proceeds to the Company from the December 2024 RDO were approximately $17.0 million, before deducting offering fees and expenses. The Company intends to use the net proceeds from the December 2024 RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

The Company accounted for the December 2024 RDO Common Warrants and December 2024 RDO Pre-Funded Warrants as liability classified instruments (see Note 4) and the StockBlock Warrants as an equity classified instrument. The StockBlock Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's consolidated statement of operations. The fair value of StockBlock Warrants as of the date of issuance was $1.3 million. On December 26, 2024, the December 2024 RDO Pre-Funded Warrants were exercised by the holder for total net proceeds of approximately $0.2 million.

As of December 31, 2024, there were 57,512,958 December 2024 RDO Common Warrants and 4,601,036 StockBlock Warrants outstanding.

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

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). As of December 31, 2024, a total of 20,208,843 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan, which number of shares accounts for the automatic annual increase on January 1, 2024 pursuant to the Equity Incentive Plan.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board of Directors of the Company adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company, provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 1,400,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the years ended December 31, 2024 and 2023.

As of December 31, 2024, options to purchase 35,985,182 shares of Common Stock were outstanding under all equity incentive plans.

The following table summarizes stock option activity during the year ended December 31, 2024 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	33,124	$4.38	7.5	$7,459
Granted	4,515	$0.95
Exercised	(154)	$1.48
Forfeited/Cancelled	(1,500)	$4.59
Outstanding as of December 31, 2024	35,985	$3.95	6.4	$—
Vested and expected to vest as of December 31, 2024	35,985	$3.95	6.4	$—
Exercisable as of December 31, 2024	25,452	$3.23	5.5	$—

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2024 and 2023 was $0.67 and $3.24 per share, respectively. The total intrinsic values of options exercised during the years ended December 31, 2024 and 2023 were $47.3 thousand and $1.1 million, respectively. The maximum term of options granted under each of the equity incentive plans is ten years.

Total stock-based compensation recorded within operating expenses was $15.7 million and $14.6 million for the years ended December 31, 2024 and 2023, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of December 31, 2024 were $27.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

In October 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of December 31, 2024, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 4,476,601, which was increased from 2,875,759 shares as a result of automatic annual increase on January 1, 2024.

Total stock-based compensation recorded as operating expense for the ESPP was $242.8 thousand and $21.0 thousand for the years ended December 31, 2024 and 2023, respectively.

There were 334,326 and nil shares of Common Stock issued under the ESPP during the years ended December 31, 2024 and 2023, respectively.

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

The following assumptions were used in the Black-Scholes options pricing model to estimate stock-based compensation on the date of grant for stock options and ESPP:

Year Ended December 31, 2024
Stock options:
Expected dividend yield	0.00%
Expected volatility	72.00% - 119.08%
Risk-free interest rate	3.79% - 4.71%
Term of options (in years)	3.0 - 6.3
Employee stock purchase plan:
Expected dividend yield	0.00%
Expected volatility	129.30%
Risk-free interest rate	5.39%
Expected life (in years)	0.50

Semnur 2024 Stock Option Plan

Concurrent with the signing of the Semnur Business Combination Agreement, the Board, the Company (as the sole stockholder of Semnur) and the board of directors of Semnur approved the 2024 Stock Option Plan (“Semnur 2024 Plan”). Under the Semnur 2024 Plan, 40,000,000 shares of Semnur Common Stock were reserved for future issuance and nonstatutory stock options (“NSOs”) to purchase the same amount of Semnur Common Stock were granted to certain executive officers of Semnur. The NSOs were granted on August 30, 2024 and expire on August 30, 2034. No expense was recorded in connection with the NSOs as of December 31, 2024, as until the date on which all payments and all obligations under the Oramed Note have been paid in full in cash, such options will not be or become exercisable, eligible for exchange, redemption or repurchase, eligible to participate in any dividends or distributions or have any voting rights in respect of the Company or any of its current or future subsidiaries of the Company, and following the closing of the transactions contemplated by the Semnur Business Combination Agreement, the Company, Denali or any of their respective current and future subsidiaries, successors and assigns.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.6 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

Retainer Shares

On February 13, 2023, the Company entered into a Stock Issuance Agreement (the “2023 SIA”) with a law firm for the provision of legal services to the Company. Under the 2023 SIA, the Company issued 4,000,000 shares of Common Stock to the law firm. On July 1, 2024, the Company entered into another Stock Issuance Agreement (the “2024 SIA”)

with the same law firm for the provision of legal services to the Company. Under the 2024 SIA, the Company issued 10,000,000 shares of Common Stock to the same law firm. All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company (the “Retainer Shares”). At the option of the law firm, the Retainer Shares may be sold and the net proceeds may be applied against the outstanding legal fees. The Retainer Shares not applied against the outstanding legal fees due will be returned to the Company. As of December 31, 2024, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. For each of the years ended December 31, 2024 and 2023, Scilex Pharma made royalty payments in the amount of $8.3 million. As of December 31, 2024 and 2023, Scilex Pharma had ending balances of accrued royalty payables of $4.0 million and $2.4 million, respectively. Total royalty expense recorded within cost of revenue was $9.9 million and $8.5 million for the years ended December 31, 2024 and 2023, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon six months’ written notice.

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

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, the Company and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, the Company and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to the Company to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024, which payment has been made on July 8, 2024 and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm; (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). The Company and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect its claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. The court has requested additional oral argument on the topic of remedies against Mr. Mack, which argument occurred on November 15, 2024. The parties are awaiting a final judgment from the court.

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex and Aveva were subject to an automatic 30-month stay preventing them from selling a generic version of ZTlido during that time which was extinguished by the U.S. District Court for the Southern District of Florida decision described below. However, to our knowledge, Aveva has not received FDA approval for any generic version of ZTlido. The two Apotex entities were dismissed from the litigation without prejudice, as they no longer had an interest in the generic product that Aveva seeks to market. Before trial, Aveva dropped its challenge to the validity and enforceability of the Company’s patents. Trial in the ZTlido Patent Litigation was held from July 8, 2024 to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case was submitted to the U.S. District Court for the Southern District of Florida. On August 26, 2024, that court issued a decision finding that Aveva’s product does not infringe the Company’s ZTlido Patents. The Company is appealing that decision to the U.S. Court of Appeals for the Federal Circuit, and it filed a Notice of Appeal with the U.S. District Court for the Southern District of Florida on September 25, 2024.

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

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of December 31, 2024, the Company’s leases have remaining lease terms of approximately 2.8 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that were not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the ROU assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of December 31, 2024, the Company has no finance leases.

In April 2023, the Company modified the lease term for its principal executive offices located in Palo Alto, California. The modification extended the lease term for an additional three years, with the lease term expiring in September 2027. As a result of the modification, the Company recognized additional ROU assets and corresponding lease liabilities of $2.5 million.

Lease expense was $1.0 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively, and was primarily comprised of operating lease costs. The lease expense also included variable lease costs and sublease income, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(1,042)	$(1,021)
Weighted average remaining lease term in years — operating leases	2.8	3.6
Weighted average discount rate — operating leases	11.0%	11.1%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Year Ended December 31,	Amount
2025	$916
2026	944
2027	724
Total lease payments	2,584
Less imputed interest	(347)
Total lease liabilities	2,237
Less current portion of lease liability	714
Lease liability, net of current portion	$1,523

12. Income Taxes

Total loss before income taxes for the years ended December 31, 2024 and 2023 did not include a foreign component.

The components of the provision (benefit) expense were as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Current income tax (benefit) expense:
Federal	$—	$—
State	(1)	13
Total current income tax (benefit) expense	(1)	13
Deferred income tax benefit:
Federal	(16,279)	(16,514)
State	(2,803)	(11,247)
Total deferred income tax benefit	(19,082)	(27,761)
Changes in tax rate	2,155	(1,471)
Changes in valuation allowance	16,927	29,232
Total income tax (benefit) expense from continuing operations	$(1)	$13

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Company’s net deferred tax liabilities and related valuation allowance are as follows as of December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$85,226	$71,434
Debt related interest	16,228	16,898
Capitalized research and development	5,228	4,936
Tax credit carryforwards	4,415	3,960
Stock-based compensation	1,157	525
Accrued expense and reserves	1,812	1,584
Purchased revenue liability	1,754	—
Operating lease liabilities	577	774
Other	303	159
Total deferred tax assets	116,700	100,270
Less valuation allowance	(113,703)	(96,776)
Total deferred tax assets	2,997	3,494
Deferred tax liabilities:
Intangible assets	(2,423)	(2,734)
Operating lease right-of-use assets	(574)	(760)
Total deferred tax liabilities	(2,997)	(3,494)
Net deferred tax liabilities	$—	$—

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Income tax benefit at federal statutory rate	$(15,290)	$(24,007)
Valuation allowance	18,559	29,232
Compensation expense	2,772	3,798
Acquisition related charges	485	260
Prior year true-up and carryback	(1,182)	(5,079)
State, net of federal tax benefit	(2,705)	(5,127)
Change in fair value of Convertible Debentures	(4,449)	1,752
Change in tax rates	2,155	(1,471)
Other	(346)	655
Income tax (benefit) expense	$(1)	$13

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $113.7 million against its deferred tax assets as of December 31, 2024. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses.

As of December 31, 2024, the Company had $336.5 million and $248.2 million of federal and state net operating loss carryforwards, respectively. The net operating loss carryforwards begin to expire in 2033 for both federal and state. As of December 31, 2024, the Company had a total of $313.5 million of federal net operating losses that have an indefinite life and will not expire, and had federal research and development income tax credits of $3.7 million which will begin to expire in 2034. As of December 31, 2024, the Company had California research and development income tax credits of $2.2 million that have an indefinite life and will not expire.

Internal Revenue Code Section 382 rules apply to limit a corporation’s ability to utilize existing net operating loss and tax credit carryforwards once the corporation experiences an ownership change as defined in Section 382. For the years ended December 31, 2024 and 2023, there was no impact of such limitations on the Company’s income tax provision.

The Company is subject to taxation in U.S. federal and state tax jurisdictions. All of the Company’s tax years will remain open for three years for examination by the federal and state tax authorities from the date of utilizations of net operating loss. There are no active tax compliance audits as of December 31, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$1,071	$408
Increase related to prior year tax positions	—	536
Increase related to current year tax positions	127	127
Gross unrecognized tax benefits at the end of the year	$1,198	$1,071

As of December 31, 2024 and 2023, the Company had $1.2 million and $1.1 million in total unrecognized tax benefits, respectively, which have been reflected as a reduction in deferred tax assets. If these were to be recognized, they would affect the effective tax rate, however given the full valuation allowance in the jurisdiction in which the unrecognized tax benefits relate to, the impact on the effective tax rate would be nil.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties have been recognized as of and for the years ended December 31, 2024 and 2023.

The Company believes that no material amount of the liabilities for uncertain tax positions are expected to reverse within 12 months of December 31, 2024.

13. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the years ended December 31, 2024 and 2023 (in thousands except per share data):

	Year Ended December 31,
	2024	2023
Net loss	$(72,807)	$(114,331)
Premium on redemption of Series A Preferred Stock	—	(52,645)
Net loss for basic loss per share available to common stockholders	$(72,807)	$(166,976)
Reversal of mark-to-market adjustment for liability classified warrants	(8,895)	—
Net loss for diluted loss per share available to common stockholders	$(81,702)	$(166,976)
Weighted average number of shares outstanding	124,636	130,298
Weighted average common stock warrants exercisable for nominal consideration	6,500	—
Weighted average number of shares, basic	131,136	130,298
Effect of dilutive securities	2,939	—
Weighted average number of shares, diluted	134,075	130,298
Loss per share
Basic	$(0.56)	$(1.28)
Diluted	$(0.61)	$(1.28)

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Premium paid on redemption of Series A Preferred Stock was added to the net loss to arrive at loss available for common stockholders as it represents a dividend to the Series A preferred stockholder. Diluted earnings per share is computed using the weighted average number of Common Stock and, if dilutive, potential Common Stock outstanding during the period. Potential Common Stock consists of the incremental Common Stock issuable upon the exercise of stock options and warrants (using the treasury stock method or the reverse treasury stock method, as applicable).

In the computation of net loss per share, treasury shares are not included as part of the outstanding shares. Shares of the Dividend Stock, as declared by the Board of Directors of the Company on October 27, 2024 and not yet distributed as of December 31, 2024, are also excluded from the computation of net loss per share because the associated Series 1 Preferred Stock is not considered to be a participating security.

In accordance with FASB ASC 260, Earnings Per Share, Penny Warrants are warrants that would be exercised for no or little consideration and therefore should be included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted net income (loss) per share. The Closing Penny Warrants become exercisable upon the passage of time and are included in basic and diluted net income (loss) per share from the closing date of September 21, 2023. The Subsequent Penny Warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock were not vested as of the closing date of September 21, 2023 and the vesting was based on the passage of time, the Company’s repayment of the Oramed Note or the occurrence of the Management Sale Trigger Date (as defined therein). The Subsequent Penny Warrants became vested during the year ended December 31, 2024, and therefore are included in the computation for basic and diluted net income per share as of December 31, 2024, since all other exercise contingencies were removed except for the passage of time.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	December 31,	December 31,
	2024	2023
Stock options	35,985,182	33,123,798
Public Warrants	5,467,692	6,854,309
February 2024 BDO Firm Warrants	3,803,447	—
April 2024 RDO Placement Agent Warrants	1,200,000	—
Retainer Shares	14,000,000	4,000,000
Private Warrants	1,000,000	3,613,383
February 2024 BDO Representative Warrants	470,588	—
Shares Issuable pursuant to the ESPP	77,167	29,806
Shares issuable under the SIPA	300,000	—
Convertible Debentures	—	546,921
October 2024 Placement Agent Warrants	3,669,724	—
December 2024 RDO Common Warrants	57,512,958	—
StockBlock Warrants	4,601,036	—
Shares issuable under Tranche B Notes	40,551,607	—
Total	168,639,401	48,168,217

14. Subsequent Events

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

In addition, pursuant to the Tranche B Consents, effective as of the latest of (i) the time of execution and delivery of the Tranche B Consents, (ii) the time of the delivery of the Scilex Shares and (iii) the time of grant of the Royalty and Exclusive Rights (each as defined in, and contemplated pursuant to, the Term Sheet that is an exhibit to the Tranche B Consents (the “Term Sheet”)), the Tranche B Noteholders agreed to further defer the Company’s obligation to make the First Amortization Payment until October 8, 2026, provided that, as contemplated in the Term Sheet, the Company pays an aggregate of $1.1 million in respect of a portion of the First Amortization Payment and related make-whole interest (which amount has been paid).

The Term Sheet provides that the Company and the Tranche B Noteholders would enter into an agreement pursuant to which the Tranche B Noteholders shall collectively receive a 10 year, assignable, freely transferable, 4% royalty on the worldwide Net Sales (as defined therein) of GLOPERBA and ELYXYB, excluding sales of ELYXYB in Canada. Please see section below titled “Gloperba and Elyxyb Royalty Purchase Agreement” for a description of such royalty agreement entered into by us.

Amendment to Senior Secured Note

On January 21, 2025, the Company entered into an amendment letter with Oramed (the “Oramed Amendment”), pursuant to which, among other things, Oramed agreed to extend the Maturity Date under and as set forth in the Oramed Note from March 21, 2025 to December 31, 2025. In consideration of such extension, SCLX JV agreed to deliver to Oramed an aggregate of 3,250,000 shares of Common Stock held by SCLX JV.

ZTlido Rest of World License Agreement

On February 22, 2025 (the “Lido Effective Date”), Scilex Pharma entered into a License Agreement (the “Lido License Agreement”) with RoyaltyVest Ltd. (the “Licensee”) with respect to services, compositions, products, dosages and formulations comprising lidocaine that have been or are later developed by or on behalf of Scilex Pharma, including the product and any future product defined as a “Product” under Scilex Pharma’s existing (i) Product Development Agreement, dated as of May 11, 2011, with Oishi and Itochu, as amended, and (ii) the associated Commercial Supply Agreement, dated February 16, 2017, between Scilex Pharma, Oishi and Itochu, as amended, which include (a) ZTlido (lidocaine topical system) 1.8%, including the composition of matter with the NDC 69557-111-30 and (b) SP-103 (collectively, the “Lido Product”). The Lido License Agreement supersedes and replaces the that certain Rest of World License Term Sheet parties entered into on October 8, 2024.

Under the Lido License Agreement, Scilex Pharma granted to the Licensee during the Lido License Term (as defined below) a worldwide (other than the United States and certain territories stated in the Lido License Agreement), exclusive, non-transferable right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by Scilex Pharma to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Lido Products, in all cases solely for commercialization of the Lido Products outside of the United States and certain territories stated in the Lido License Agreement (the “Lido Licensee Territory”). The Licensee granted to Scilex Pharma a non-exclusive, non-transferable, right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the Licensor Territory (as defined therein), to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit Lido Product for commercialization of Lido Products in the Licensor Territory in the Field (each as defined therein), and (ii) worldwide, to develop and manufacture Lido Product for commercialization in the Licensor Territory in the Field (each as defined therein). Each of the Licensee and Scilex Pharma will receive 50% of the Net Revenue (as defined therein) generated, and the Licensee shall effect the foregoing by paying to Scilex Pharma its share of the Net Revenue on a quarterly basis.

Pursuant to the Lido License Agreement, the Licensee shall (i) use commercially reasonable efforts to obtain and maintain regulatory approval for the Lido Product in at least one Major Market Country (as defined therein) within 18 months after the Lido Effective Date, and (ii) commit $200,000, or its equivalent in kind, annually towards such efforts until it obtains regulatory approval for the Lido Product in the Lido Licensee Territory. Scilex Pharma shall use commercially reasonable and diligent efforts to obtain and maintain regulatory approvals for SP-103 and all existing Lido Products in each country or jurisdiction in the Licensor Territory (as defined therein).

Promptly after the Lido Effective Date, Scilex Pharma is required to (i) facilitate an introduction between Oishi, Itochu, and the Licensee, and (ii) use reasonable efforts to cause each of Oishi and Itochu to accept a direct engagement with the Licensee for the manufacturing or supply of the Lido Product in finished dosage form. In addition, Scilex Pharma agreed to appoint the Licensee as its exclusive distributor of the Lido Product in the Licensee Territory during the Lido License Term.

The term of the Lido License Agreement commences on the Lido Effective Date and continues until expiration of the last to expire Licensed Patents (as defined therein), unless earlier terminated (the “Lido License Term”).

Parent Guarantee for Lido License Agreement

On February 22, 2025, in connection with Lido License Agreement, the Company entered into that certain Parent Guarantee for Lidocaine License Agreement (the “Parent Guarantee”) with the Licensee, pursuant to which the Company agreed to guarantee the due and proper performance of Scilex Pharma’s obligations under the Lido License Agreement on the terms and conditions set forth in the Parent Guarantee. Pursuant to the terms of the Parent Guarantee, the Company shall provide the Licensee with written notice of any Change of Control (as defined therein) of Scilex Pharma within five business days after the consummation of such Change of Control, and the Parent Guarantee and the guarantee obligations shall automatically terminate upon the consummation of such Change of Control.

Gloperba-Elyxyb Royalty Purchase Agreement

As contemplated by the Term Sheet in respect of the Royalty and Exclusive Rights described therein, on February 28, 2025 (the “Gloperba-Elyxyb Closing Date”), the Company entered into a Purchase and Sale Agreement (the “Gloperba-Elyxyb Royalty Purchase Agreement”) with Scilex Pharma, certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed (together with the Gloperba-Elyxyb Royalty Investors, the “Gloperba-Elyxyb RPA Purchasers”). Pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement, Scilex Pharma sold to the Gloperba-Elyxyb RPA Purchasers the right to receive 4% of all aggregate net sales worldwide (the “Gloperba-Elyxyb Purchased Receivables”) with respect to Gloperba, Elyxyb, and any related, improved, successor, replacement and/or varying dosage forms of the foregoing (the “Gloperba-Elyxyb Covered Products”).

In consideration of the Further Deferral and representing the “grant of the Royalty and Exclusive Rights” (as defined in the Term Sheet), during the period commencing on the Gloperba-Elyxyb Closing Date and expiring on the tenth anniversary of the Gloperba-Elyxyb Closing Date (the “Gloperba-Elyxyb Payment Term”), Scilex Pharma shall pay to each Gloperba-Elyxyb RPA Purchaser, by wire transfer of immediately available funds in U.S. dollars to such Gloperba-Elyxyb RPA Purchaser’s account such Gloperba-Elyxyb RPA Purchaser’s Specified Percentage (as defined in the Gloperba-Elyxyb Royalty Purchase Agreement) of the Covered Product Revenue Payments (each as defined in the Gloperba-Elyxyb Royalty Purchase Agreement) for each calendar quarter (commencing with the calendar quarter beginning January 1, 2025) promptly, but in any event no later than 60 calendar days after the end of each calendar quarter.

The Gloperba-Elyxyb Royalty Purchase Agreement shall terminate six months following receipt by the Gloperba-Elyxyb RPA Purchasers of all payments of the Purchased Receivables to which each Gloperba-Elyxyb RPA Purchaser is entitled during the Payment Term.

Royalty Security Agreement

Pursuant to the terms of the Gloperba-Elyxyb Royalty Purchase Agreement, the Company entered into a Security Agreement with Scilex Pharma and the collateral agent (as identified therein) for the benefit of the Gloperba-Elyxyb RPA Purchasers, dated as of February 28, 2025 (the “Gloperba-Elyxyb Royalty Security Agreement”).

Under the Gloperba-Elyxyb Royalty Security Agreement, each of our and Scilex Pharma’s due performance and payment under the Gloperba-Elyxyb Royalty Purchase Agreement is secured by certain collateral, including a collection account and certain material contracts, intellectual property rights and regulatory approvals, in each case related to the Gloperba-Elyxyb Covered Products.

Subordination Agreement

In connection with the Gloperba-Elyxyb Royalty Purchase Agreement and the Gloperba-Elyxyb Royalty Security Agreement, the Company entered into that certain Subordination Agreement, dated as of February 28, 2025 (the “Gloperba-Elyxyb Subordination Agreement”), by and among the Company, Scilex Pharma the Gloperba-Elyxyb RPA Purchasers and the Note Agent (each as defined in the Subordination Agreement). Pursuant to the Gloperba-Elyxyb Subordination Agreement, the parties agreed that all obligations, liabilities and indebtedness under the Gloperba-Elyxyb Royalty Purchase Agreement are secured by first priority liens on the collateral under the Gloperba-Elyxyb Royalty Security Agreement (the “Gloperba-Elyxyb Royalty Collateral”) and the Note Agent’s lien on the Gloperba-Elyxyb Royalty Collateral is subordinated and becomes a second priority lien.

Amendment No. 1 to ZTlido Royalty Purchase Agreement

On February 28, 2025, the Company and Scilex Pharma entered into an Amendment No. 1 to Purchase and Sale Agreement (the “ZTlido Royalty Amendment”) with the purchasers (the “ZTlido Royalty Purchasers”) under that certain Purchase and Sale Agreement, dated as of October 8, 2024 (the “ZTlido Royalty Purchase Agreement”). Pursuant to the Royalty Amendment, the Company and Scilex Pharma may assign their respective rights or delegate their respective obligations under the ZTlido Royalty Purchase Agreement without the prior written consent of the Purchasers if the Company receives a commitment, contingent upon an asset purchase of Covered Products (as defined in the ZTlido Royalty Purchase Agreement), that would allow the Company to pay in full all obligations owed under the Debt Instruments (as defined therein), provided that such purchaser of Covered Products agrees to assume all of the obligations of the Company and Scilex Pharma under the ZTlido Royalty Purchase Agreement.

Gloperba Rest of World License Agreement

On February 28, 2025 (the “Effective Date”), the Company entered into a License Agreement (the “Gloperba License Agreement”) with Scilex Pharma and the Licensee with respect to (i) services, compositions, products, dosages and formulations comprising Gloperba that have been or are later developed by or on behalf of the Company, including the product and any future product defined as a “Licensed Product” under the Romeg License Agreement, as amended and as may be further amended or restated from time to time, and (ii) any related, improved, successor or replacement forms of any such product Controlled (as defined therein) by the Company ((i) and (ii) collectively, the “Gloperba Product”).

Under the Gloperba License Agreement, the Company granted to the Licensee during the Gloperba License Term (as defined below) a worldwide, exclusive, non-transferable (except in connection with a permitted assignment of the Gloperba License Agreement) right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by the Company to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Gloperba Products, in all cases solely for commercialization of the Gloperba Products outside of the United States in the Field (as defined therein). The Licensee granted to the Company a non-exclusive, non-transferable (except in connection with a permitted assignment of the Gloperba License Agreement), right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the United States, to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit Gloperba Product for commercialization of Gloperba Products in the United States in the Field (as defined therein), and (ii) worldwide, to develop and manufacture Gloperba Product for commercialization in the United States in the Field (as defined therein). Each of the Licensee and the Company will receive 50% of the Net Revenue (as defined therein) generated based on Licensee’s sale of the Gloperba Products, and the Licensee shall effect the foregoing by paying to the Company an amount required for the Company to receive its share of the Net Revenue on a quarterly basis.

Pursuant to the Gloperba License Agreement, the Licensee shall obtain and maintain regulatory approval for the Gloperba Product outside of the United States in accordance with its own business judgment and in its sole and absolute discretion.

Promptly after the Effective Date, the Company is required to (i) facilitate an introduction between the Licensee and the Company’s contract manufacturer of the Gloperba Product (the “Gloperba CMO”) as of the Effective Date, and (ii) use reasonable efforts to cause such Gloperba CMO to accept a direct engagement with the Licensee for the manufacturing or supply of the Gloperba Product in finished dosage form. In addition, the Company agreed to appoint the Licensee as its exclusive distributor of the Gloperba Product in the entire world other than the United States during the Gloperba License Term.

The term of the Gloperba License Agreement commences on the Effective Date and continues until expiration of the last to expire Licensed Patents (as defined therein), unless earlier terminated (the “Gloperba License Term”).