Form 10-K/A
period 2024-12-31
Scilex Holding Co
filed 2025-04-29
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39852

Scilex Holding Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	92-1062542
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
960 San Antonio Road Palo Alto, CA	94303
(Address of Principal Executive Offices)	(Zip Code)

(650) 516-4310

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SCLX	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $402.50 per share	SCLXW	The Nasdaq Stock Market LLC

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

As of March 25, 2025, the registrant had 243,312,885 shares of common stock, par value $0.0001 per share, outstanding, on a pre-reverse stock split basis (or 6,951,796 on a post-reverse stock split basis).

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Scilex Holding Company, a Delaware corporation (the “Company”, “Scilex”, “we”, “us”, “our” and similar terms), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Form 10-K”) to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G(3) to Form 10-K, which permits such omitted information to be incorporated in the Original 10-K by reference from the Company’s definitive proxy statement so long as such proxy statement is filed no later than 120 days after the end of the fiscal year covered by the Original Form 10-K. The Company is filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because it does not intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period.

This Amendment No. 1 amends and restates in their entirety the cover page and Part III, Items 10 through 14 of the Original Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

On April 15, 2025, the Company effected a reverse stock split of its common stock at a ratio of 1-for-35 (the “Reverse Stock Split”). Unless otherwise noted, the share and per share information in this Amendment No. 1 reflects the effect of the Reverse Stock Split.

Except as described in this explanatory note or as otherwise expressly provided by the terms of this Amendment No. 1, no other information in the Original Form 10-K is being modified or updated by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age as of April 1, 2025, and certain other information for each of our executive officers and directors:

Name	Age	Position(s)
Executive Officers:
Henry Ji, Ph.D.(4)	60	Executive Chairperson and Director
Jaisim Shah(4)	64	Chief Executive Officer, President and Director
Stephen Ma	52	Chief Financial Officer, Senior Vice President and Secretary
Non-employee Directors:
Dorman Followwill(1)(2)(3)	61	Director
Jay Chun, M.D., Ph.D.(1)(4)	61	Director
Yue Alexander Wu, Ph.D.(1)(2)(3)	61	Director
Annu Navani, M.D.(4)	54	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the Commercialization and Transaction Committee

Executive Officers:

Henry Ji, Ph.D. Dr. Ji has served as the Executive Chairperson and a member of our Board since September 22, 2023 and previously served as our Executive Chairperson and a member of our Board from November 2022 to August 2023. Prior to that, he served as Legacy Scilex’s Executive Chairperson and a board member from March 2019 to November 2022. Dr. Ji has served on the board of directors of Scilex Pharma since November 2016 and he served as the Chief Executive Officer of Scilex Pharma from November 2016 to March 2019. Dr. Ji has served as Semnur’s Treasurer and Secretary and a board member since its inception in 2013. He currently serves as the Chief Executive Officer of Vivasor Holding Company and Vivasor, Inc. He co-founded and has served as a director of Sorrento since January 2006, served as its Chief Scientific Officer from November 2008 to September 2012, as its Interim Chief Executive Officer from April 2011 to September 2012, as its Secretary from September 2009 to June 2011, as its Chief Executive Officer and President since September 2012 and as Chairman of its board of directors since August 2017. In 2002, Dr. Ji founded BioVintage, Inc., a research and development company focusing on innovative life sciences technology and product development, and has served as its President since 2002. From 2001 to 2002, Dr. Ji served as Vice President of CombiMatrix Corporation, a publicly-traded biotechnology company that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics and nanotechnology. During his tenure at CombiMatrix Corporation, Dr. Ji was responsible for strategic technology alliances with biopharmaceutical companies. From 1999 to 2001, Dr. Ji served as Director of Business Development, and in 2001 as Vice President of Stratagene Corporation (later acquired by Agilent Technologies, Inc.) where he was responsible for novel technology and product licensing and development. In 1997, Dr. Ji co-founded Stratagene Genomics, Inc., a wholly owned subsidiary of Stratagene Corporation, and served as its President and Chief Executive Officer from its founding until 1999. Dr. Ji previously served as a director of Celularity Inc. (Nasdaq: CELU) from June 2017 to July 2021. Dr. Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento’s intellectual property. Dr. Ji has a Ph.D. in Animal Physiology from the University of Minnesota and a B.S. in Biochemistry from Fudan University. Dr. Ji has demonstrated significant leadership skills as President and Chief Executive Officer of Stratagene Genomics, Inc. and Vice President of CombiMatrix Corporation and Stratagene Corporation and brings more than 20 years of biotechnology and biopharmaceutical experience to his position on our Board. We believe that Dr. Ji’s extensive knowledge of the industry in which we operate allows him to bring to our Board a broad understanding of the operational and strategic issues we face.

Jaisim Shah. Mr. Shah has served as our Chief Executive Officer and President and a member of our Board since November 10, 2022. Prior to that, he served as Legacy Scilex’s President, Chief Executive Officer and a board member from March 2019 to November 2022. He has more than 25 years of global biopharma experience, including over 15 years in senior management leading business development, commercial operations, investor relations, marketing and medical affairs. He also served as the Chief Executive Officer and a board member of Semnur from its inception in 2013 until its acquisition by Legacy Scilex in March 2019. Mr. Shah has served on the board of directors of Scilex Pharma since November 2016. Prior to his time at Semnur, Mr. Shah was a consultant to several businesses, including Sorrento, and was the Chief Business Officer of Elevation Pharmaceuticals, Inc., where Mr. Shah led a successful sale of Elevation Pharmaceuticals, Inc. to Sunovion Pharmaceuticals Inc. in September 2012. Prior to his time at Elevation Pharmaceuticals, Inc., Mr. Shah was president of Zelos Therapeutics, Inc., where he focused on financing and business development. Prior to his time at Zelos Therapeutics, Inc., Mr. Shah was the Senior Vice President and Chief Business Officer at CytRx Corporation, a biopharmaceutical company. Previously, Mr. Shah was Chief Business Officer at Facet Biotech Corporation and PDL BioPharma, Inc., where he completed numerous licensing/ partnering and strategic transactions with pharmaceutical and biotech companies. Prior to his time at PDL BioPharma, Inc., Mr. Shah was at Bristol-Myers Squibb Company, most recently as Vice President of Global Marketing where he received the “President’s Award” for completing one of the most significant collaborations in the company’s history. Previously, Mr. Shah was at F. Hoffman-La Roche AG in international marketing and was global business leader for corporate alliances with Genentech, Inc. and IDEC Corporation. Mr. Shah previously served as a director of Celularity Inc. (Nasdaq: CELU) from June 2017 to July 2021. He served as a director of Sorrento from September 2013 until November 2023. Mr. Shah holds a M.A. in Economics from the University of Akron and a M.B.A. from Oklahoma University. We believe that Mr. Shah’s extensive operational, executive and business development experience qualifies him to serve on our Board.

Stephen Ma. Mr. Ma has served as our Chief Financial Officer and Senior Vice President since September 22, 2023 and as our Corporate Secretary since March 6, 2024. Mr. Ma previously served as our Chief Accounting Officer from May 2023 until his appointment as our Chief Financial Officer and as our Vice President of Finance from January 2022 to April 2023. Mr. Ma has more than 15 years of finance and operational expertise across pharmaceuticals and venture backed biotechnology companies. He most recently served as Director of Finance and Operations for Anwita Biosciences, Inc., a clinical stage company, from August 2019 to January 2022. Prior to that, from May 2016 to August 2019, he served as the Senior Director of Finance and Controller of Semnur. Prior to that, he served as Controller for Globavir and part of the management team that worked on its initial public offering process. He also served as the Controller for Ardelyx, which went public in 2014. Prior to that, Mr. Ma served in various finance positions at PDL BioPharma, Inc. and Hyperion Therapeutics, Inc. Mr. Ma began his career with more than 10 years in high technology companies and has a wealth of experience in finance, strategic planning, commercial launching, debt financing, public offerings and M&A transactions. Mr. Ma holds a B.S. in Finance and M.A. in Economics from San Jose State University.

Non-Employee Directors

Dorman Followwill. Mr. Followwill has served as a member of our Board since November 10, 2022. Prior to that, he served as a director of Legacy Scilex from April 2022 to November 2022, as a director of Sorrento from October 2017 to April 2024 and as its lead independent director from August 2020 to April 2024. Mr. Followwill was Senior Partner of Transformational Health at Frost & Sullivan, a business consulting firm involved in market research and analysis, growth strategy consulting and corporate training across multiple industries, from 2016 to September 2020. Prior to that time, he served in various roles at Frost & Sullivan, including Partner on the Executive Committee managing the P&L of the business in Europe, Israel and Africa, and Partner overseeing the Healthcare and Life Sciences business in North America, since initially joining Frost & Sullivan to help found the Consulting practice in January 1988. Mr. Followwill has more than 30 years of organizational leadership and management consulting experience, having worked on hundreds of consulting projects across all major regions and across multiple industry sectors, each project focused around the strategic imperative of growth. He holds a B.A. from Stanford University in The Management of Organizations. We believe that Mr. Followwill’s extensive knowledge and understanding of the healthcare and life sciences industries qualify him to serve on our Board.

Jay Chun, M.D., Ph.D. Dr. Chun has served as a member of our Board since September 22, 2023. Dr. Chun served as the Chief of Neurosurgery at Overlook Medical Center at Atlantic Health System from June 2015 to June 2023, and as Director of the Atlantic Health Spine Center at Overlook Medical Center from September 2022 to May 2024. Dr. Chun has served as a member of our Scientific Advisory Board since August 2021 and previously served as a member of Celularity, Inc.’s (Nasdaq: CELU) Scientific Advisory Board from September 2020 to January 2023. Dr. Chun completed his M.D. and Ph.D. at Columbia University College of Physicians and Surgeons. His neurosurgical residency was completed at the University of California at San Francisco, followed by specialization in the discipline of complex and minimally invasive spine surgery at Emory University in Atlanta, Georgia. Dr. Chun is board certified and specializes in complex and minimally invasive spine surgery as well as artificial discs. While a member of the Columbia University faculty from June 1995 to June 1997, Dr. Chun worked in the field of biotechnology. He has received many honors including Medical Research Fellowships from the National Institutes of Health (“NIH”), working with the late Nobel Laureate Marshall Nirenberg. He received his Ph.D. with Richard Axel, a recipient of the 2004 Nobel Prize. In honor of his stem cell research, he received the NIH Individual National Research Service Award. We believe that Mr. Chun’s experience as a member of our Scientific Advisory Board, extensive scientific background and business experience qualify him to serve on our Board.

Yue Alexander Wu, Ph.D. Dr. Wu has served as a member of our Board since September 22, 2023. Dr. Wu is co-founder and Chief Executive Officer of Cothera Bioscience, Inc., a translation medicine and precision therapeutics company developing cancer therapeutics for previously undruggable targets. He was previously President, Chief Executive Officer and Chief Strategy Officer of Crown

Bioscience International, a leading global drug discovery and development solutions company, which he co-founded in 2006, until 2017. From 2004 to 2006, Dr. Wu was Chief Business Officer of Starvax International Inc. in Beijing, China, a biotechnology company focusing on oncology and infectious diseases. From 2001 to 2004, Dr. Wu was a venture capitalist with Burrill & Company where he was head of Asian Activities. Dr. Wu has served as a director of CASI Pharmaceuticals, Inc. (Nasdaq: CASI) since June 2013 and Sorrento from August 2016 to April 2024. Dr. Wu received his Ph.D. in Molecular Cell Biology and his M.B.A. from University of California at Berkeley. He earned an M.S. in Biochemistry from University of Illinois, Urbana-Champaign and his B.S. in Biochemistry from Fudan University in Shanghai, China. We believe that Dr. Wu’s scientific background and business experience in various roles in the life sciences industry qualify him to serve on our Board.

Annu Navani, M.D. Dr. Navani has served as a member of our Board since July 21, 2024. Dr. Navani founded and has served as the Chief Executive Officer of Comprehensive Spine and Sports Center from 2013 until 2022 as a leader in interventional and multidisciplinary spine, musculoskeletal and orthopedic care. She has also been serving as the Chief Medical Officer at Boomerang Healthcare since May 2022. Over the last decade, she has scaled a solo practice to a large multispecialty group practice with more than twenty service lines that operate via multiple state-of-the-art centers in Northern and Southern California. Since 2003, Dr. Navani has served as a Clinical Professor in the Division of Pain Medicine at Stanford University School of Medicine. She has also served as an Advisor to Le Reve Regenerative Wellness, the center for cutting edge restorative and regenerative solutions for clinical applications and research, since 2013. Dr. Navani completed her Anesthesiology residency at the Medical College of Wisconsin, Milwaukee and Fellowship in Pain Medicine at the University of California, Davis. She is board certified in Anesthesiology and Pain Medicine by American Board of Anesthesiology, in Interventional Pain by American Board of Interventional Pain Physicians and in Regenerative Medicine by American Board of Regenerative Medicine. We believe that Dr. Navani’s scientific background and business experience in various roles in the life sciences industry qualify her to serve on our Board.

Family Relationships

There are no family relationships among any of the individuals who serve as our directors or executive officers.

Legal Proceedings

On February 13, 2023, Sorrento (our former controlling stockholder), together with its wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc., commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), jointly administered under the caption In re Sorrento Therapeutics, Inc., et al. (Case Number: 23-90085 (DRJ)). While we were majority-owned by Sorrento when the voluntary proceedings were commenced, we were not (and are not) a debtor in Sorrento’s voluntary Chapter 11 filing. As of September 21, 2023, Sorrento no longer held a majority of the voting power of our outstanding capital stock entitled to vote.

At the time of the Chapter 11 filing, Dr. Ji was and continues to serve as Chairman of the board of directors, President and Chief Executive Officer of Sorrento; Mr. Shah was serving as a director of Sorrento and served as a director until November 2023; Dr. Wu was serving as a director of Sorrento and served as a director until April 2024; and Mr. Followwill was serving as a director of Sorrento and served as a director until April 2024.

Board Composition

Our business and affairs are managed under the direction of our Board, which currently consists of six members. Dr. Ji serves as Executive Chairperson of our Board. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and on an ad hoc basis as required.

In accordance with the terms of our restated certificate of incorporation, as amended (our “Certificate of Incorporation”), and our Bylaws, our Board is divided into three classes with staggered three-year terms, as follows:

•	The Class I director is Dorman Followwill, and his term will expire at our annual meeting of stockholders to be held in 2026;
•	The Class II directors are Jay Chun, M.D., Ph.D., Yue Alexander Wu, Ph.D., and Annu Navani, M.D., and their term will expire at our annual meeting of stockholders to be held in 2027; and
•	The Class III directors are Henry Ji, Ph.D. and Jaisim Shah, and their term will expire at our annual meeting of stockholders to be held in 2025.

At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. The authorized number of directors that shall constitute our Board will be determined exclusively by our Board. Any increase or decrease in the number of directors will be apportioned among the three classes so that, as nearly equal as practicable, each class will consist of one-third of the directors. No decrease in the number of directors constituting our Board will shorten the term of any incumbent director. Our directors may be removed only for cause and only by the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our capital stock entitled to vote thereon, voting together as a single class.

Subject to applicable law and our Certificate of Incorporation, and subject to the rights of the holders of any series of our preferred stock, any vacancy on our Board shall be filled only by our Board and not by our stockholders. Any director elected in accordance with the preceding sentence shall hold office until the annual meeting of stockholders for the election of directors of the class to which he or she has been appointed and until his or her successor has been duly elected and qualified, subject, however, to such director’s earlier death, resignation, retirement, removal or disqualification.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into its corporate strategy and day-to-day business operations. Management discusses strategic and operational (including cybersecurity) risks at regular management meetings, and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks we face. Throughout the year, senior management reviews these risks with our Board at regular board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our Board is responsible for overseeing our overall risk management process. The responsibility for managing risk rests with executive management while the committees of our Board and our Board as a whole participate in the oversight process. Our Board’s risk oversight process builds upon management’s risk assessment and mitigation processes, which include reviews of long-term strategic and operational planning, executive development and evaluation, regulatory and legal compliance and financial reporting and internal controls with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic and reputational risk.

Board Leadership Structure

Our Bylaws provide our Board with the discretion to combine or separate the positions of Chief Executive Officer and Executive Chairperson of our Board. Our Board is chaired by Dr. Ji. Our Board believes that separation of the positions of Chief Executive Officer and Executive Chairperson of our Board creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our Board as a whole. We believe that this separation of responsibilities provides a balanced approach to managing our Board and overseeing the Company. However, our Board will continue to periodically review its leadership structure and may make such changes in the future as it deems appropriate.

Board Diversity

In evaluating a director candidate’s qualifications, our Board assesses whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance our ability, as well as the ability of the committees of our Board, to manage and direct our affairs and business. Our Board may consider many factors, such as: personal and professional integrity, ethics and values, experience in corporate management, such as serving as an officer or former officer of a publicly held company, and experience as a board member or executive officer of another publicly held company. In addition, our Board may consider diversity in identifying potential director nominees, including diversity of expertise and experience in substantive matters pertaining to our business relative to other board members and diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience.

Board Committees

The standing committees of our Board are as follows: an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). Our Board has adopted a charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. In addition, our Board has established a commercialization and transaction committee (the “C&T Committee”). Copies of the charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are available on the investor relations portion of our website at www.scilexholding.com. The composition and responsibilities of each of the committees of our Board are as set forth below. The reference to our website address does not constitute incorporation by reference of the information contained at or available or accessible through our website, and you should not consider it to be a part of this Annual Report on Form 10-K. Members will serve on these committees until their resignation or removal or until otherwise determined by our Board. Our Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our Audit Committee consists of Dorman Followwill, Jay Chun, M.D., Ph.D. and Yue Alexander Wu, Ph.D., with Dorman Followwill serving as the chairperson of the committee. Each of the members of the Audit Committee satisfies the independence requirements under the applicable Nasdaq Listing Rules and SEC rules. Each member of the Audit Committee can read and understand fundamental financial statements under the applicable rules and regulations of the SEC and Nasdaq Listing Rules.

The responsibilities of the Audit Committee are included in a written charter. The Audit Committee assists our Board in fulfilling our Board’s oversight responsibilities with respect to our accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements and reports, the performance of our internal audit function, the quality and integrity of our financial statements and reports, the qualifications, independence and performance of our independent registered public accounting firm, and our compliance with legal and regulatory requirements. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include, among others:

•

appointing, determining the compensation of, retaining, overseeing and evaluating our independent registered public accounting firm and any other registered public accounting firm engaged for the purpose of performing other review or attest services for us;

•

prior to commencement of the audit engagement, reviewing and discussing with the independent registered public accounting firm a written disclosure by the prospective independent registered public accounting firm of all relationships between us, or persons in financial oversight roles with us, and such independent registered public accounting firm or their affiliates;

•	determining and approving engagements of the independent registered public accounting firm, prior to commencement of the engagement, and the scope of and plans for the audit;
•	monitoring the rotation of partners of the independent registered public accounting firm on our audit engagement;
•

reviewing with management and the independent registered public accounting firm any fraud that includes management or other employees who have a significant role in our internal control over financial reporting and any significant changes in internal controls;

•

establishing and overseeing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviewing the results of management’s efforts to monitor compliance with our programs and policies designed to ensure compliance with laws and rules;
•	overseeing our programs, policies, and procedures related to our information technology systems, including information asset security and data protection; and
•

reviewing and discussing with management and the independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm’s assessment of the quality and acceptability of our accounting principles and practices and all other matters required to be communicated to the Audit Committee by the independent registered public accounting firm under generally accepted accounting standards, the results of the independent registered public accounting firm’s review of our quarterly financial information prior to public disclosure and our disclosures in our periodic reports filed with the SEC.

Dorman Followwill qualifies as an audit committee financial expert within the meaning of SEC regulations and each of Dorman Followwill, Jay Chun, M.D., Ph.D. and Yue Alexander Wu, Ph.D. meets the financial sophistication requirements under the Nasdaq Listing Rules. Our independent registered public accounting firm and our management periodically meet separately with the Audit Committee.

The Audit Committee reviews, discusses and assesses its own performance and composition at least annually. The Audit Committee also periodically reviews and assesses the adequacy of its charter, including its role and responsibilities as outlined in its charter, and recommends any proposed changes to our Board for its consideration and approval.

The composition and functioning of the Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and Nasdaq Listing Rules. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our Compensation Committee consists of Dorman Followwill and Yue Alexander Wu, Ph.D., with Dorman Followwill serving as the chairperson of the committee. Dorman Followwill and Yue Alexander Wu, Ph.D. each satisfy the independence requirements under the Nasdaq Listing Rules. Each of the members of the Compensation Committee is a non-employee director as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies Nasdaq independence requirements. The Compensation Committee acts on behalf of our Board to fulfill our Board’s responsibilities in overseeing our compensation policies, plans and programs, and in reviewing and determining the compensation to be paid to our executive officers and non-employee directors. The responsibilities of the Compensation Committee are included in its written charter. The Compensation Committee’s responsibilities include, among others:

•

reviewing, modifying and approving (or, if it deems appropriate, making recommendations to our Board regarding) our overall compensation strategy and policies, and reviewing, modifying and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management;

•

determining and approving (or, if it deems appropriate, recommending to our Board for determination and approval) the compensation and terms of employment of our Chief Executive Officer, including seeking to achieve an appropriate level of risk and reward in determining the long-term incentive component of the compensation of the Chief Executive Officer;

•

determining and approving (or, if it deems appropriate, recommending to our Board for determination and approval) the compensation and terms of employment of our executive officers and other members of senior management;

•

reviewing and approving (or, if it deems appropriate, making recommendations to our Board regarding) the terms of employment agreements, severance agreements, change-of-control protections and other compensatory arrangements for our executive officers and other members of senior management;

•	conducting periodic reviews of the base compensation levels of all of our employees generally;
•	reviewing and approving the type and amount of compensation to be paid or awarded to non-employee directors;
•

reviewing and approving the adoption, amendment and termination of our equity incentive plans, stock appreciation rights plans, pension and profit sharing plans, incentive plans, stock bonus plans, stock purchase plans, bonus plans, deferred compensation plans, 401(k) plans, supplemental retirement plans and similar programs, if any; and administering all such plans, establishing guidelines, interpreting plan documents, selecting participants, approving grants and awards and exercising such other power and authority as may be permitted or required under such plans; and

•

reviewing our incentive compensation arrangements to determine whether such arrangements encourage excessive risk-taking, reviewing and discussing at least annually the relationship between our risk management policies and practices and compensation and evaluating compensation policies and practices that could mitigate any such risk.

In addition, once we cease to be an “emerging growth company,” as defined in the JOBS Act, the responsibilities of the Compensation Committee will also include:

•

reviewing and recommending to our Board for approval the frequency with which we conduct a vote on executive compensation, taking into account the results of the most recent stockholder advisory vote on the frequency of the vote on executive compensation, and reviewing and approving the proposals regarding the frequency of the vote on executive compensation to be included in our annual meeting proxy statements; and

•

reviewing and discussing with management our Compensation Discussion and Analysis, and recommending to our Board that the Compensation Discussion and Analysis be approved for inclusion in our annual reports on Form 10-K, registration statements and our annual meeting proxy statements.

Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees as appropriate. The Compensation Committee reviews, discusses and assesses its own performance and composition at least annually. The Compensation Committee also periodically reviews and assesses the adequacy of its charter, including its role and responsibilities as outlined in its charter, and recommends any proposed changes to our Board for its consideration and approval.

Compensation Committee Processes and Procedures

The agenda for each meeting is usually developed by the chairperson of our Compensation Committee, in consultation with the Chief Executive Officer. Our Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by our Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer and the Executive Chairperson may not participate in, or be present during, any deliberations or determinations of our Compensation Committee regarding their compensation or individual performance objectives. The charter of our Compensation Committee grants our Compensation Committee full access to all books, records, facilities and personnel of the Company. In addition, under the charter, our Compensation Committee has the authority to obtain, at the expense of the Company, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that our Compensation Committee considers necessary or appropriate in the performance of its duties. Our Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising our Compensation Committee. In particular, our Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, our Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to our Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.

The composition and functioning of the Compensation Committee comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and Nasdaq Listing Rules. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Dorman Followwill and Yue Alexander Wu, Ph.D., with Dorman Followwill serving as the chairperson of the committee. Dorman Followwill and Yue Alexander Wu, Ph.D. each satisfy the independence requirements under the Nasdaq Listing Rules. The responsibilities of the Nominating and Corporate Governance Committee are included in its written charter. The Nominating and Corporate Governance Committee acts on behalf of our Board to fulfill our Board’s responsibilities in overseeing all aspects of our nominating and corporate governance functions. The responsibilities of the Nominating and Corporate Governance Committee include, among others:

•	making recommendations to our Board regarding corporate governance issues;
•	identifying, reviewing and evaluating qualified candidates to serve as directors (consistent with criteria approved by our Board);
•	determining the minimum qualifications for service on our Board;
•	reviewing and evaluating incumbent directors;
•	instituting and overseeing director orientation and director continuing education programs;
•	serving as a focal point for communication between candidates, non-committee directors and our management;
•	recommending to our Board for selection candidates to serve as nominees for director for the annual meeting of stockholders;

•	making other recommendations to our Board regarding matters relating to the directors;
•	reviewing succession plans for our Chief Executive Officer and our other executive officers;
•

reviewing and overseeing matters of corporate responsibility and sustainability, including potential long- and short-term trends and impacts to our business of environmental, social, and governance issues, and our public reporting on these topics; and

•	considering any recommendations for nominees and proposals submitted by stockholders.

The Nominating and Corporate Governance Committee periodically reviews, discusses and assesses the performance of our Board and the committees of our Board. In fulfilling this responsibility, the Nominating and Corporate Governance Committee seeks input from senior management, our Board and others. In assessing our Board, the Nominating and Corporate Governance Committee evaluates the overall composition of our Board, our Board’s contribution as a whole and its effectiveness in serving our best interests and the best interests of our stockholders. The Nominating and Corporate Governance Committee reviews, discusses and assesses its own performance and composition at least annually. The Nominating and Corporate Governance Committee also periodically reviews and assesses the adequacy of its charter, including its role and responsibilities as outlined in its charter, and recommends any proposed changes to our Board for its consideration and approval.

The composition and functioning of the Nominating and Corporate Governance Committee comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and Nasdaq Listing Rules. We intend to comply with future requirements to the extent they become applicable to us.

Commercialization and Transaction Committee

Our C&T Committee consists of Jaisim Shah, Jay Chun, M.D., Ph.D., Henry Ji, Ph.D. and Annu Navani, M.D., with Jaisim Shah serving as the chairperson of the committee.

The responsibilities of the C&T Committee are included in a written charter. The C&T Committee (a) assists the Board in its oversight of the Company’s (i) commercial strategy and operations, including product launch preparation and execution, (ii) medical affairs activities, and (iii) research and development (“R&D”) portfolio management and (b) evaluates certain potential strategic transactions, chooses strategic transactions which it believes are in the best interest of the stockholders and takes action to oversee the Company’s negotiation of the terms and conditions of any such transaction and recommend any such transaction to the Board, and in each case performs such other functions as may be deemed necessary or convenient in carrying out the foregoing. The C&T Committee’s responsibilities include, among others, the following commercialization matters:

•	providing strategic, directional and operational oversight and guidance to the Company regarding its commercial activities and operations;
•

evaluating the alignment of the Company’s commercial and R&D programs and progress with the Company’s strategic goals and objectives, taking into account the results of the Company’s pre-clinical studies and clinical trials;

•

overseeing periodic reviews of the Company’s product development pipeline, intellectual property portfolio and commercial strategies, including a review and analysis of the progress and results of the Company’s pre-clinical studies and clinical trials;

•

overseeing key commercial and medical launch strategies prior to regulatory approval of new products or indications as well as the R&D elements of the Company’s long-range plan and lifecycle management plans;

•	overseeing management on the scientific and R&D aspects of business development opportunities, including licensing opportunities (both in-licensing and out-licensing), and M&A opportunities;
•

establishing, approving, modify, monitoring and directing the process and procedures related to the review and evaluation of certain potential strategic transactions and determining whether to proceed with any such process, procedures, review or evaluation; and

•

determining on behalf of the Board and the Company whether a possible strategic transaction is advisable and is fair to, and in the best interests of, the Company and its stockholders (or any subset of the stockholders of the Company that the C&T Committee determines to be appropriate), (ii) rejecting or approving a possible strategic transaction, or recommending such rejection or approval to the Board, (iii) approving or recommending to the Board the consummation of a possible strategic transaction, and

(iv) reviewing, evaluating and monitoring proceedings and activities of the Company related to certain potential strategic transactions.

Under its charter, the C&T Committee may form, and delegate authority to, subcommittees as appropriate. The C&T Committee reviews, discusses and assesses its own performance at least annually. The C&T Committee also periodically reviews the charter of the C&T Committee and the compliance procedures in place to implement such charter and recommend necessary clarifications or changes to such charter to the Board for approval.

Code of Business Conduct and Ethics

Our Board has adopted a written code of business conduct and ethics, applicable to directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our code of business conduct and ethics is posted on our website at www.scilexholding.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of the website address in this Annual Report on Form 10-K is an inactive textual reference only. We intend to disclose any amendments to our code of business conduct and ethics, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements.

Limitation of Liability and Indemnification of Directors and Officers

The Certificate of Incorporation and the Bylaws contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the DGCL. Consequently, our directors and officers will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors or officers, except liability for the following:

•	any breach of their duty of loyalty to us or our stockholders;
•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•	in the case of our directors, unlawful payments of dividends or unlawful stock repurchases or redemptions in violation of the DGCL;
•	any transaction from which the director or officer derived an improper personal benefit; or
•	with respect to any officer, any action by or in the right of the corporation.

The Certificate of Incorporation also provides that if the DGCL is amended to permit further elimination or limitation of the personal liability of directors or officers, then the liability of our directors and officers will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

The Bylaws provide that we shall indemnify any person who is or was a director or officer of the Company or who is or was serving at our request as a director, officer or trustee of another corporation, limited liability company, partnership, joint venture, employee benefit plan, trust, nonprofit entity or other enterprise (a “Covered Person”), and who is or was a party to, is threatened to be made a party to, or is otherwise involved (including as a witness) in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative based on such person’s actions in his or her official capacity as a director or officer of the Company or as a director, officer or trustee of another corporation, limited liability company, partnership, joint venture, employee benefit plan, trust, nonprofit entity or other enterprise (to the extent serving in such position at our request), in each case against all liability and loss suffered (including, without limitation, any judgments, fines, excise taxes or penalties arising under the Employee Retirement Income Security Act of 1974 and amounts paid in settlement consented to in writing by us) and expenses (including attorneys’ fees), actually and reasonably incurred by such person in connection therewith, subject to certain conditions. In addition, the Bylaws provide that we may, to the fullest extent permitted by law, (i) advance costs, fees or expenses (including attorneys’ fees) incurred by a Covered Person defending or participating in any proceeding in advance of the final disposition of such proceeding, subject to certain exceptions, and (ii) purchase and maintain insurance, at our expense, to protect us and any person who is or was our director, officer, employee or agent or is or was our director, officer, employee or agent serving at our request as a director, officer, employee or agent of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise against any liability, expense or loss, whether or not we would have the power or obligation to indemnify such person against such liability, expense or loss under the DGCL or the provisions of the Bylaws.

We have entered into indemnification agreements with each of our directors and executive officers as determined by our Board. These agreements, among other things, require us to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses actually and reasonably incurred by the directors and executive officers in connection with any proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers. We also maintain directors’ and officers’ liability insurance.

The above description of the indemnification provisions of the Certificate of Incorporation, the Bylaws and the indemnification agreements is not complete and is qualified in its entirety by reference to these documents, each of which is filed as an exhibit to the Original Form 10-K.

Certain of our non-employee directors may, through their relationships with their employers, be insured or indemnified against certain liabilities incurred in their capacity as members of our Board.

The limitation of liability and indemnification provisions in the Certificate of Incorporation and the Bylaws may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. In addition, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC, such indemnification is against public policy and is therefore unenforceable.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our definitive proxy statement filed pursuant to Section 14(a) under the Exchange Act with the SEC on March 12, 2024.

Insider Trading Policy and Hedging and Pledging Restrictions

The Board has adopted an insider trading policy (the “Insider Trading Policy”). The provisions of this policy expressly prohibit directors, officers and other employees of the Company and its subsidiaries from trading, either directly or indirectly, in securities of the Company after becoming aware of material nonpublic information related to the Company. To further ensure adherence with this policy, procedures have been established for setting blackout periods and permissible open trading windows, as well as advance notice of market transactions. The Insider Trading Policy provides guidance as to what constitutes material information and when information becomes public and addresses transactions by family members and under Company plans. The policy discusses the consequences of an insider trading violation as well as additional trading restrictions and reporting requirements applicable to directors, officers and designated key employees. The policy also contains guidelines and requirements related to the establishment of Rule 10b5-1 trading plans, in accordance with the new safe harbor requirements of Securities Exchange Act Rule 10b5-1.

Our Insider Trading Policy also prohibits any director, officer, employee or consultant from engaging in “short sales” of our equity securities, publicly trading in options, short-term trading, and hedging transactions involving our equity securities, provided that our Board, or a committee comprised solely of independent members of our Board, may approve a hedging transaction so long as the transaction does not hedge or offset any decrease in the market value of our equity securities. Further, our Insider Trading Policy restricts our designated insiders from pledging our equity securities as collateral for a loan or otherwise unless the transaction is pre-cleared by our Insider Trading Compliance Officer. As a condition of pre-approving any pledge of our equity securities, any designated insider seeking to pledge securities must clearly demonstrate his or her financial capacity to repay the loan without resort to the pledged securities.

Our Insider Trading Policy and related Rule 10b5-1 trading plan requirements have been filed with the SEC as an exhibit (Exhibit 19.1) to our Original Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this Annual Report on Form 10-K anyone who failed to file a timely required report during the most recent fiscal year. Based solely upon our review of forms we received, or written representations from reporting persons stating that they were not required to file these forms, we believe that during our fiscal year ended December 31, 2024, all Section 16(a) filing requirements were satisfied on a timely basis, except for (i) one Form 4 for Dorman Followwill reporting the annual grant of stock options on March 15, 2024, which grant was inadvertently reported late on Form 4 that was filed on June 26, 2024, and (ii) one Form 4 for David Lemus reporting the annual grant of stock options on March 15, 2024, which grant was inadvertently reported late on Form 4 that was filed on June 26, 2024.

Item 11. Executive Compensation.

Overview

To achieve our goals, we have designed, and intend to modify as necessary, our compensation and benefits programs to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving our goals. We believe our compensation programs should promote the success of the Company and align executive incentives with the long-term interests of our stockholders. This section provides an overview of the material components of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. The following is a discussion and analysis of the material components of the compensation arrangements of Scilex’s named executive officers in 2024. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Our Board or the Compensation Committee, with input from our Executive Chairperson and Chief Executive Officer, historically determined the compensation for Scilex’s named executive officers. Our named executive officers for the year ended December 31, 2024, were Jaisim Shah, our Chief Executive Officer and President, Henry Ji, our Executive Chairperson, and Stephen Ma, our Chief Financial Officer and Senior Vice President.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid or accrued to our named executive officers for the fiscal years ended December 31, 2024 and December 31, 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jaisim Shah	2024	1,250,000	—	—	—	—	—	16,574(1)	1,266,574
Chief Executive Officer, President and Director	2023	917,494	—	—	6,402,460	—	—	54,023(2)	7,373,977
Henry Ji, Ph.D.	2024	1,250,000	—	—	—	—	—	11,651(1)	1,261,651
Executive Chairperson	2023	821,465	—	—	33,034,32	—	—	63,965(3)	33,919,750
Stephen Ma	2024	600,000	—	—	—	—	—	13,821(1)	613,821
Chief Financial Officer, Senior Vice President and Secretary	2023	470,676	—	—	1,427,260	—	—	2,769	1,900,705(4)

(1)	Represents (a) matching contributions made to the named executive officer under the Company’s 401(k) plan and (b) life insurance premiums paid by the Company for his benefit.
(2)	Represents (a) matching contributions made to Mr. Shah under the Company’s 401(k) plan, (b) accrued unused paid time off and (c) life insurance premiums paid by the Company for his benefit.
(3)	Represents compensation expense allocated by Sorrento to (and paid by) the Company for services provided by Dr. Ji (on behalf of Sorrento) to the Company in January 2023.

(4)

Mr. Ma was appointed as our Chief Financial Officer, Senior Vice President and Secretary on September 22, 2023. Represents compensation paid or accrued as our Chief Accounting Officer (from May 2023 until his appointment as our Chief Financial Officer, Senior Vice President and Secretary in September 2023) and as our Chief Financial Officer.

Narrative Disclosure to Summary Compensation Table

Arrangements with Executive Officers

Scilex has entered into an offer letter with Mr. Shah. The material terms of the offer letter are described below.

Shah Offer Letter and Compensation

Scilex entered into an offer letter with Mr. Shah (the “Shah Offer Letter”), dated April 19, 2019, pursuant to which Mr. Shah serves as the Chief Executive Officer of Scilex Pharma. Under the Shah Offer Letter, Mr. Shah’s annual base salary was initially set at $407,925, which was increased to $579,280 in 2020 and to $792,000 on November 11, 2022 (but became effective as of March 17, 2022). On September 22, 2023, our Compensation Committee approved an increase in Mr. Shah’s annual base salary to $1,250,000 and a bonus target of 150% of his base salary, effective as of October 16, 2023. Mr. Shah’s employment with Scilex is at-will, and either Scilex or Mr. Shah may terminate the terms and conditions of the employment relationship at any time, with or without cause and with or without notice.

On June 6, 2019, Scilex issued to Mr. Shah an option to purchase 232,195 shares of Common Stock, with an exercise price equal to $60.55 per share. On December 21, 2020, Scilex issued to Mr. Shah an option to purchase 46,471 shares of Common Stock, with an exercise price equal to $60.55 per share. The shares subject to the forgoing options are now fully vested. The foregoing number of shares and exercise prices for Mr. Shah’s options reflect the application of the Exchange Ratio (as defined below) in the Business Combination. On January 17, 2023, Scilex issued to Mr. Shah an option to purchase 48,571 shares of Common Stock, with an exercise price of $282.80 per share, and on October 4, 2023, Scilex issued to Mr. Shah an option to purchase 5,714 shares of Common Stock, with an exercise price of $49.35 per share. The shares subject to such options vest in 48 equal monthly installments following the respective grant date, subject to Mr. Shah providing continuous service (as defined in the Equity Incentive Plan) on each such vesting date, inclusive. To the extent such options are unvested, the foregoing options will vest in full if there is a Change in Control (as defined in the Severance Agreement (as defined below) to which Mr. Shah is a party).

Ji Compensation

Scilex has not entered into an offer letter or employment agreement in connection with Dr. Ji’s service as our Executive Chairperson. On November 11, 2022, our Compensation Committee approved Dr. Ji’s annual base salary of $792,000 and bonus of $554,400, effective as of March 17, 2022. On September 22, 2023, our Compensation Committee approved an increase in Dr. Ji’s annual base salary to $1,250,000 and a bonus target of 150% of his base salary, effective as of October 16, 2023.

On September 20, 2019, Scilex issued to Dr. Ji, in connection with his service as a director, an option to purchase 58,048 shares of Common Stock, with an exercise price equal to $60.55 per share. The shares subject to such option are now fully vested. The foregoing number of shares and exercise price for Dr. Ji’s option reflects the application of the Exchange Ratio in the Business Combination. On January 17, 2023, Scilex issued to Dr. Ji an option to purchase 257,142 shares of Common Stock, with an exercise price of $282.80 per share, and on October 4, 2023, Scilex issued to Dr. Ji an option to purchase 5,714 shares of Common Stock, with an exercise price of $49.35 per share. The shares subject to such options vest in 48 equal monthly installments following the respective grant date, subject to Dr. Ji providing continuous service (as defined in the Equity Incentive Plan) on each such vesting date, inclusive. To the extent such options are unvested, the foregoing options will vest in full if there is a Change in Control (as defined in the Severance Agreement (as defined below) to which Dr. Ji is a party).

Ma Compensation

Scilex has not entered into an offer letter or employment agreement in connection with Mr. Ma’s service as our Chief Financial Officer, Senior Vice President and Secretary. On September 22, 2023, our Compensation Committee approved Mr. Ma’s annual base salary of $600,000 and a bonus target of 60% of his base salary, effective as of October 16, 2023.

On January 17, 2023, Scilex issued to Mr. Ma an option to purchase 10,000 shares of Common Stock, with an exercise price of $282.80 per share, and on October 4, 2023, Scilex issued to Mr. Ma an option to purchase 4,285 shares of Common Stock, with an exercise price of $49.35 per share. The shares subject to such options vest in 48 equal monthly installments following the respective grant date, subject to Mr. Ma providing continuous service (as defined in the Equity Incentive Plan) on each such vesting date, inclusive. To the extent such options are unvested, the foregoing options will vest in full if there is a Change in Control (as defined in the Severance Agreement (as defined below) to which Mr. Ma is a party).

Based upon the information provided by Compensia, a national compensation consulting firm engaged by our Compensation Committee to review and advise on our compensation practices, our Compensation Committee did not make any change to the base salaries or bonus targets for our named executive officers in 2024.

Potential Payments upon Termination or Change in Control

Severance and Change in Control Agreements

On September 22, 2023, our Compensation Committee approved the material terms of, and authorized us to enter into, severance and change in control arrangements with our Executive Chairperson, Chief Executive Officer, Chief Financial Officer and each other executive of the Company holding a senior vice president position or above (each, a “Participating Executive”), with such arrangements to be set forth in severance and change in control agreements (each a “Severance Agreement”). The named executive officers executed their respective Severance Agreements on November 8, 2023.

The Severance Agreements generally provide for, among other things, the following benefits in the event of (i) the executive’s termination without cause or resignation for good reason and (ii) a change in control of the Company.

Termination without a change in control

If any Participating Executive (including each of our named executive officers) is terminated without cause or resigns for good reason, in either case, prior to a change in control, and subject to an irrevocably effective general release of claims in our favor, such executive shall be entitled to receive (i) one year’s base salary, paid on a monthly basis, (ii) 12 months of benefits and (iii) with respect to any Company stock options held by such executive that have vested as of the date of such termination or resignation, such stock options shall be exercisable for a period of 24 months following such date of termination or resignation (or, if earlier, until the expiration of the maximum term of the option).

Payments upon a change in control

Upon a change in control of the Company, Dr. Ji, our Executive Chairperson, and Mr. Shah, our Chief Executive Officer, each shall be entitled to received (i) a lump sum payment equal to three times such executive’s annual base salary, (ii) a lump sum payment equal to three times such executive’s target bonus amount, (iii) a lump sum payment equal to $3,000 multiplied by 36 in respect of payments for benefits, and (iv) accelerated vesting of all time-based vesting equity awards, with stock options remaining exercisable for a period of not less than 24 months following the change in control (or, if earlier, until the expiration of the maximum term of the option).

Upon a change in control of the Company, Mr. Ma, our Chief Financial Officer, Senior Vice President and Secretary, shall be entitled to receive (i) a lump sum payment equal to two times such executive’s annual base salary, (ii) a lump sum payment equal to two times such executive’s target bonus amount, (iii) a lump sum payment equal to $3,000 multiplied by 24 in respect of payments for benefits, and (iv) accelerated vesting of all time-based vesting equity awards, with stock options remaining exercisable for a period of not less than 24 months following the change in control (or, if earlier, until the expiration of the maximum term of the option).

For any other Participating Executive, upon a change in control, such executive shall be entitled to receive (i) a lump sum payment equal to such executive’s annual base salary, (ii) a lump sum payment equal to such executive’s target bonus amount, (iii) a lump sum payment equal to $3,000 multiplied by 12 in respect of payments for benefits, and (iv) accelerated vesting of all time-based vesting equity awards, with stock options remaining exercisable for a period of not less than 24 months following the change in control (or, if earlier, until the expiration of the maximum term of the option).

Perquisites, Health, Welfare and Retirement Benefits

Our executive officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, vision and dental insurance plans, in each case on the same basis as all of our other employees. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. We do, however, pay the premiums for medical, vision and dental insurance for all of our employees, including our named executive officers. Our Board may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interests.

Pension Benefits and Nonqualified Deferred Compensation

We maintain a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. We made matching contributions to the 401(k) plan totaling $0.6 million and $0.5 million for each of the years ended December 31, 2024 and 2023, respectively.

Mr. Shah, Dr. Ji and Mr. Ma participate in our tax-qualified Section 401(k) plan and we provide a 4% matching contribution up to an annual compensation limit ($345,000 in 2024).

We do not provide any other pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan during the year ended December 31, 2024.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table presents certain information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2024. Following the Business Combination, each outstanding equity award with respect to our Common Stock reflected in the table below was equitably adjusted in accordance with the terms of the Merger Agreement and the 2019 Stock Option Plan.

	Option Awards(1)(2)
Name	Option Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share ($)	Option Expiration Date
Jaisim Shah	6/6/2019	3/18/2019(3)	232,195	—	$ 60.55	6/6/2029
	12/21/2020	12/21/2020(3)	46,471	—	$ 60.55	12/21/2030
	1/17/2023	1/17/2023(5)	23,274	25,297	$ 282.80	1/17/2033
	10/4/2023	10/4/2023(5)	714	4,047	$ 49.35	10/4/2033
Henry Ji, Ph.D.	9/20/2019	3/18/2019(3)	58,048	—	$ 60.55	9/20/2029
	1/17/2023	1/17/2023(5)	123,214	133,928	$ 282.80	1/17/2033
	10/4/2023	10/4/2023(5)	1,495	4,047	$ 49.35	10/4/2033
Stephen Ma	6/13/2019	3/18/2019(3)	1,924	—	$ 60.55	6/13/2029
	12/21/2020	12/21/2020(3)	1,443	—	$ 60.55	12/21/2030
	1/17/2023	1/17/2023(5)	4,792	5,208	$ 282.80	1/17/2033
	10/4/2023	10/4/2023(5)	1,192	3,035	$ 49.35	10/4/2033

(1)

On November 10, 2022 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Merger Agreement. Pursuant to the terms of the Merger Agreement, on the Closing Date, (i) Merger Sub merged with and into Legacy Scilex, with Legacy Scilex as the surviving company in the Business Combination, and, after giving effect to such Business Combination, Legacy Scilex became a wholly owned subsidiary of Vickers and changed its name to “Scilex, Inc.”, and (ii) Vickers changed its name to “Scilex Holding Company”. Pursuant to the terms of the Merger Agreement, effective as of the closing of the Business Combination on November 10, 2022, outstanding equity awards under the 2017 Scilex Pharmaceuticals Inc. Equity Incentive Plan (the “Scilex Pharma 2017 Plan”) and 2019 Stock Option Plan were adjusted as follows: (i) each option to purchase Legacy Scilex common stock that was outstanding as of immediately prior to the effective time of the Business Combination (the “Effective Time”) was converted into the right to receive an option relating to our Common Stock upon substantially the same terms and conditions as were in effect with respect to such option immediately prior to the Effective Time (the “Option”) except that (x) such Option relates to that whole number of shares of our Common Stock (rounded down to the nearest whole share) equal to the number of Legacy Scilex common stock subject to such Option, multiplied by the Exchange Ratio of 0.673498:1 (the “Exchange Ratio”), and (y) the exercise price per share for each such share of our Common Stock equals the exercise price per share of such Option in effect immediately prior to the Effective Time, divided by the Exchange Ratio (rounded up to the nearest whole cent). The numbers in the table reflect the share numbers outstanding and exercise prices as of December 31, 2024, in each case after giving effect to the Exchange Ratio.

(2)	Options granted in 2019 and 2020 were granted under the 2019 Stock Option Plan, and options granted in 2023 were granted under the Equity Incentive Plan.
(3)	Options have fully vested.
(4)

Each option vested as to 1/4th of the shares subject to the option on the one-year anniversary of the vesting commencement date and 1/48th of the original number of shares subject to the option vested and shall vest on each monthly anniversary thereafter, subject to full acceleration in the event of an involuntary termination of employment without “cause” or due to a voluntary termination of employment with “good reason” (each, as defined in the applicable option agreement) within 13 months following a Change in Control (as defined in the 2019 Stock Option Plan).

(5)

Each option vested and shall vest as to 1/48th of the shares subject to the option on each monthly anniversary commencing on the vesting commencement date, subject to full acceleration in the event of a Corporate Transaction (as defined in the Equity Incentive Plan) in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue such outstanding awards or substitute similar awards for such outstanding awards.

Equity Award Timing Procedures

In accordance with Item 402(x) of Regulation S-K under the Securities Act, we are providing information regarding our procedures related to the grant of certain equity awards close in time to the release of material non-public information (“MNPI”). We generally grant equity awards annually, and any such equity awards granted are recommended by the Compensation Committee and approved by our Board on or before the grant date. We do not grant equity awards in anticipation of the release of material non-public information and do not time, and do not plan to time, the release of material non-public information in coordination with grants of equity awards in a manner that intentionally affects the value of executive compensation. Additionally, our Insider Trading Policy prohibits directors, officers and employees from trading our common stock while in possession of or on the basis of MNPI about us. We have not timed, and do not plan to time, the disclosure of MNPI for the purpose of affecting the value of executive compensation.

In the year ended December 31, 2024, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Non-Employee Director Compensation

Pursuant to our Non-Employee Director Compensation Policy for the compensation of our non-employee directors, during 2024, each of our non-employee directors received annual retainers, subject to proration, for service on our Board and its committees as follows:

Annual Cash Compensation	Amount
Board Members	$82,500
Chairs of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Commercialization and Transaction Committee	$37,500
Members of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Commercialization and Transaction Committee	$15,000

Equity Compensation	Number
Initial Stock Options	7,142
Annual Stock Options	2,857

All annual cash compensation amounts for our non-employee directors are payable in equal quarterly installments in arrears, following the end of each quarter in which the service occurred, pro-rated for any partial months of service. The equity compensation paid to our non-employee directors will vest monthly over a period of 48 months from the date of grant with respect to the initial stock option grants and over a period of 12 months from the date of grant with respect to the annual stock option grants, in each case, subject to continued service through each vesting date. Additionally, we will reimburse each outside director for reasonable travel expenses related to such director’s attendance at Board and committee meetings.

Employee directors receive no additional compensation for their service as a director.

Non-Employee Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the year ended December 31, 2024.

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Current Non-Employee Directors
Jay Chun, M.D., Ph.D.	$ 73,125	$ 42,770	—	$ 115,895
Dorman Followwill	$ 170,545	$ 131,400	—	$ 301,945
Yue Alexander Wu, Ph.D.	$ 127,500	$ 42,770	—	$ 170,270
Annu Navani, M.D.(3)	$ —	$ 239,225	—	$ 239,225
Former Non-Employee Director
David Lemus(4)	$ 120,000	$ 88,630	—	$ 208,630

(1)

Dr. Ji, our Executive Chairperson, and Mr. Shah, our Chief Executive Officer and President, are not included in this table, as each of them was our employee and therefore receives no compensation for his service as a director. Dr. Ji’s and Mr. Shah’s compensation as named executive officers are included in the section titled “Executive Compensation — Summary Compensation Table” above.

(2)

As of December 31, 2024, each of our current non-employee directors held options to purchase the following number of shares of our Common Stock: Dr. Chun: 2,857; Mr. Followwill: 5,685; Dr. Wu: 2,857; and Dr. Navani: 7,142.

(3)	Dr. Navani was appointed to our Board on July 21, 2024.
(4)	Mr. Lemus resigned from our Board effective November 27, 2024. As of December 31, 2024, Lemus held options to purchase 71 shares of our Common Stock.

Clawback Policy

Our Board has adopted a clawback policy (the “Clawback Policy”) that complies with the SEC rules and Nasdaq Listing Rules. Our Clawback Policy provides for our recovery of erroneously awarded incentive-based compensation from our current and former executive officers (as defined in Rule 10D-1 promulgated under the Exchange Act and Nasdaq Listing Rule 5608) who were employed by the Company during the applicable recovery period. Under the policy, if the Company is required to prepare an accounting restatement of its financial statements due to its material noncompliance with any financial reporting requirement under the securities laws, the Company shall promptly demand in writing and recoup the amount of any incentive-based compensation received by the applicable executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare such accounting restatement. The amount to be recouped is that which exceeds the amount of incentive-based compensation that otherwise would have been received by the applicable executive had such compensation been determined based on the restated amounts in the accounting restatement. Incentive-based compensation includes any compensation that is granted, earned or vested based wholly or in part upon the attainment of one or more measures derived from our financial statements. Our Compensation Committee administers our Clawback Policy and has the authority to determine the amount of recoverable compensation and manner of recovery.

Our Clawback Policy has been filed with the SEC as an exhibit (Exhibit 97.1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 12, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 31, 2025 by:

•	each person or “group” known to be the beneficial owner of more than 5% of our outstanding Common Stock;
•	each of our named executive officers and directors; and
•	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Shares subject to options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2025 are considered outstanding and beneficially owned by the person holding such options or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The beneficial ownership of our Common Stock is based on 6,951,796 shares of such common stock outstanding as of March 31, 2025. Voting power is based on 6,951,796 shares of Common Stock and 29,057,097 shares of Series A Preferred Stock outstanding as of March 31, 2025, with the Series A Preferred Stock entitled to an aggregate of 922,447 votes as a result of adjustments to the deemed conversion price of such preferred stock in accordance with the terms of the Certificate of Designations. Shares of Series A Preferred Stock are held solely by SCLX Stock Acquisition JV LLC, our indirect wholly owned subsidiary (“SCLX JV”).

Unless otherwise indicated, we believe, based on information available to us, that all persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Common Stock		Series A Preferred Stock
Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	% of Total Common Stock	Shares of Series A Preferred Stock Beneficially Owned	% of Total Series A Preferred Stock	% of Total Vote
Directors and Named Executive Officers
Jaisim Shah(2)	316,342	4.36%	—	—	3.87%
Henry Ji, Ph.D.(3)	229,591	3.21%	—	—	2.84%
Stephen Ma(4)	11,492	*	—	—	*
Jay Chun, M.D., Ph.D.(5)	7,088	*	—	—	*
Dorman Followwill(6)	6,970	*	—	—	*
Annu Navani, M.D.(7)	1,339	*	—	—	*
Yue Alexander Wu, Ph.D.(8)	16,134	*	—	—	*
All Directors and Executive Officers as a Group (7 individuals)	588,959	7.84%	—	—	6.99%
5% Beneficial Owners
SCLX Stock Acquisition JV LLC	1,472,280(9)	21.14%	29,057,097	100.00%	30.36%
Oramed Pharmaceuticals Inc.	732,717(10)	9.99%	—	—	8.87%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the following individuals is 960 San Antonio Road, Palo Alto, CA 94303.
(2)

Represents 307,909 shares subject to options exercisable within 60 days of March 31, 2025, 3,980 shares held directly and an aggregate of 4,453 shares held by family trusts for the benefit of Mr. Shah, his spouse and his children.

(3)

Represents 210,139 shares subject to options exercisable within 60 days of March 31, 2025, 9,147 shares held directly, an aggregate of 1,794 shares held through an entity owned by Dr. Ji, 161 shares held by Dr. Ji’s spouse and an aggregate of 8,350 shares held by family trusts for the benefit of Dr. Ji, his spouse and his children.

(4)	Represents 10,840 shares subject to options exercisable within 60 days of March 31, 2025 and 652 shares held directly.
(5)	Represents 3,874 shares subject to options exercisable within 60 days of March 31, 2025 and 3,214 shares held directly.
(6)	Represents 6,905 shares subject to options exercisable within 60 days of March 31, 2025 and 65 shares held directly.
(7)	Represents 1,339 shares subject to options exercisable within 60 days of March 31, 2025.
(8)	Represents 15,420 shares subject to options exercisable within 60 days of March 31, 2025 and 714 shares held directly.
(9)

Represents (a) 1,458,263 shares of Common Stock held directly and (b) 14,017 shares underlying the SPAC Warrants (as defined in the Original Form 10-K), all of which are currently exercisable, in each case, transferred to SCLX JV in connection with the Equity Repurchase Transaction (as defined below). Does not include any shares of Series A Preferred Stock. The voting and dispositive power of the equity securities of the Company (including the Series A Preferred Stock) held by SCLX JV are subject to the control of an independent manager, Xiao Xu, until such time as the Oramed Note and any Additional Notes (each as defined below) are paid in full. The business address of SCLX Stock Acquisition JV LLC is 960 San Antonio Road, Palo Alto, CA 94303.

(10)

Represents 350,000 shares of Common Stock held directly and 382,717 shares underlying certain warrants to purchase Common Stock, with an exercise price of $0.01 per share, held by Oramed Pharmaceuticals Inc. (“Oramed”) exercisable within 60 days of March 31, 2025. Such warrants held by Oramed are subject to a 9.99% beneficial ownership limitation and the number of shares of Common Stock set forth in the table above give effect to such limitation. The foregoing ownership information for Oramed is based on information supplied by Oramed in a statement on Schedule 13G filed with the SEC on January 17, 2025 that reports its sole voting power and sole dispositive power and a Form 4 filed with the SEC by SCLX JV on January 23, 2025. The business address of Oramed Pharmaceuticals Inc. is 1185 Avenue of the Americas, Third Floor, New York, NY 10036.

Equity Compensation Plan Information

As of December 31, 2024, the Equity Incentive Plan and the ESPP were the only compensation plans under which securities of the Company were authorized for future grant. Each of the Equity Incentive Plan and the ESPP were approved by our stockholders. In March 2019, the Scilex Pharma 2017 Plan, which was adopted by the board of directors and stockholders of Scilex Pharma on June 26, 2017, and amended and restated on July 5, 2018, terminated in connection with a corporate reorganization that was effected in March 2019. However, the Scilex Pharma 2017 Plan continues to govern awards outstanding thereunder. Additionally, the 2019 Stock Option Plan, which was adopted by the board of directors and stockholders of Legacy Scilex on May 28, 2019 and June 24, 2019, respectively, and amended on December 21, 2020, terminated at the closing of the Business Combination. However, the 2019 Stock Option Plan continues to govern awards outstanding thereunder. On January 17, 2023, the Compensation Committee adopted the Inducement Plan. The Inducement Plan has not been approved by our stockholders.

The following table provides information as of December 31, 2024 with respect to the Company’s existing and predecessor plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	1,027,977	$ 138.23(3)	607,501(4)(5)
Equity compensation plans not approved by stockholders(2)	—	—	40,000
Total	1,027,977	$ 138.23(3)	607,501(4)(5)

(1)	Includes the following plans: the Equity Incentive Plan, the ESPP, the Scilex Pharma 2017 Plan and the 2019 Stock Option Plan.
(2)	Represents the Inducement Plan.
(3)	Amount is based on the weighted-average exercise price of vested and unvested stock options outstanding under the Equity Incentive Plan, the Scilex Pharma 2017 Plan and the 2019 Stock Option Plan.
(4)

As of December 31, 2024, a total of 489,151 shares of our Common Stock were reserved for future issuance pursuant to the Equity Incentive Plan, the Scilex Pharma 2017 Plan and the 2019 Stock Option Plan, which number excludes the 208,895 shares that were added to the Equity Incentive Plan as a result of the automatic annual increase on January 1, 2025. The Equity Incentive Plan provides that the number of shares of our Common Stock reserved and available for issuance under the Equity Incentive Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (A) 4% of the total number of shares of our Common Stock outstanding on December 31 of the immediately preceding year, (B) 208,895 shares of our Common Stock (subject to the adjustment for recapitalizations, stock splits, stock dividends and similar transactions), and (C) such number of shares of our Common Stock determined by our Board or our Compensation Committee prior to January 1 of a given year. All of the foregoing share numbers are subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Shares subject to awards granted under the Equity Incentive Plan that expire or terminate without being exercised in full will not reduce the number of shares available for issuance under the Equity Incentive Plan. The settlement of any portion of an award in cash will not reduce the number of shares available for issuance under the Equity Incentive Plan. Shares of our Common Stock withheld under an award to satisfy. The exercise, strike or purchase price of an award or to satisfy a tax withholding obligation will not reduce the number of shares available for issuance under the Equity Incentive Plan. With respect to a stock appreciation right, only shares of our Common Stock that are issued upon settlement of the stock appreciation right will count towards reducing the number of shares available for issuance under the Equity Incentive Plan. If any shares of our Common Stock issued pursuant to an award are forfeited back to or repurchased or reacquired by us (i) because of a failure to meet a contingency or condition required for the vesting of such shares; (ii) to satisfy the exercise, strike or purchase price of an award; or (iii) to satisfy a tax withholding obligation in connection with an award, the shares that are forfeited or repurchased or reacquired will revert to and again become available for issuance under the Equity Incentive Plan. The Company no longer makes grants under the Scilex Pharma 2017 Plan or the 2019 Stock Option Plan.

(5)

As of December 31, 2024, a total of 118,350 shares of our Common Stock have been reserved for future issuance pursuant to the ESPP, which number excludes the 52,223 shares that were added to the ESPP as a result of the automatic annual increase on January 1, 2025. The ESPP provides that the number of shares of our Common Stock reserved and available for issuance under the ESPP will automatically increase on January 1 of each year for a period of up to ten years, commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to the lesser of (A) 1% of the total number of shares of our Common Stock outstanding on December 31 of the immediately preceding calendar year, (B) 52,223 shares of our Common Stock (subject to the adjustment for recapitalizations, stock splits, stock dividends and similar transactions), and (C) such number of shares of our Common Stock determined by our Board or our Compensation Committee prior to January 1 of a given year, provided however, that our Board may act prior to January 1 of a given calendar year to provide that there will be no increase for such calendar year or the increase for such year will be a lesser number of shares than the amount set forth in clauses (A) to (C) above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of transactions since January 1, 2023 and any currently proposed transactions to which the Company was or is to be a participant in which the amount involved exceeded or will exceed $120,000 or one percent of the average of the Company’s total assets as of December 31, 2024 for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or, to the Company’s knowledge, beneficial owners of more than 5% of the Company’s capital stock, or their immediate family members have had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the sections titled “Executive Compensation” and “Non-Employee Director Compensation.”

Stockholder Agreement with Sorrento

On September 12, 2022, Vickers entered into the Stockholder Agreement with Sorrento (the “Stockholder Agreement”).

Pursuant to the terms of the Stockholder Agreement, from and after the Effective Time, and for so long as the Sorrento, together with its affiliates, subsidiaries, successors and assigns, beneficially owns any shares of Series A Preferred Stock, among other things, (i) Sorrento had the right, but not the obligation, to designate each director to be nominated, elected or appointed to our Board (each, a “Stockholder Designee” and collectively, the “Stockholder Designees”), regardless of whether such Stockholder Designee is to be elected to our Board at a meeting of stockholders called for the purpose of electing directors (or by consent in lieu of meeting) or appointed by our Board in order to fill any vacancy created by the departure of any director or increase in the authorized number of members of our Board or the size of our Board and (ii) we were required to take all actions reasonably necessary, and not otherwise prohibited by applicable law, to cause each Stockholder Designee to be so nominated, elected or appointed to our Board as more fully described in the Stockholder Agreement. Notwithstanding the foregoing, the parties previously agreed that our Board will continue to satisfy all applicable stock exchange requirements applicable to directors, including with respect to director independence. Sorrento also had the right to designate a replacement director for any Stockholder Designee that has been removed from our Board and the right to appoint a representative of Sorrento to attend all meetings of the committees of the Board.

The Stockholder Agreement also provided that we shall not, and shall cause our subsidiaries not to, among others, without the prior written consent of Sorrento: (i) amend, alter, modify or repeal (whether by merger, consolidation, by operation of law or otherwise) any provisions of the Certificate of Incorporation (including the Certificate of Designations of Series A Preferred Stock, filed with the Secretary of State of the State of Delaware on November 10, 2022) or our Bylaws that increase or decrease the authorized number of directors constituting our Board; (ii) take any action that would have the effect of increasing or decreasing the number of directors constituting our Board; (iii) amend, alter, modify or repeal (whether by merger, consolidation, reclassification, by operation of law or otherwise) any provisions of the respective charters (and any related organizational documents) of any of the committees of our Board; (iv) file any voluntary petition under any applicable federal or state bankruptcy or insolvency law on behalf of us or any of our subsidiaries; (v) (A) incur or permit any of our subsidiaries to incur any indebtedness in an aggregate principal amount in excess of $10,000,000) (with “principal amount” for purposes of this definition to include undrawn committed or available amounts) or (B) enter into, modify, amend or renew (or permit any of our subsidiaries enter into, modify, amend or renew) any contract or other agreement in respect of indebtedness in an aggregate principal amount in excess of $10,000,000 (with “principal amount” for purposes of this definition to include undrawn committed or available amounts); (vi) consummate or otherwise enter into any other contract or agreement to effect any change of control, joint venture or corporate reorganization by the Company or any of our subsidiaries; (vii) declare or pay any dividend or distribution on our Common Stock, other Junior Security (as defined below) or Parity Security (as defined below); or (viii) purchase, redeem or otherwise acquire for consideration by us, directly or indirectly, any Common Stock, other Junior Security or Parity Security (except as necessary to effect (A) a reclassification of any Junior Security for or into other Junior Securities, (B) a reclassification of any Parity Security for or into other Parity Securities with the same or lesser aggregate liquidation preference, (C) a reclassification of any Parity Security into a Junior Security, (D) the exchange or conversion of any Junior Security for or into another Junior Security, (E) the exchange or conversion of any Parity Security for or into another Parity Security with the same or lesser per share liquidation amount, (F) the exchange or conversion of any Parity Security for or into any Junior Security or (G) the settlement of incentive equity awards (including any applicable withholdings and the net exercise of options) in accordance with the terms thereof).

The Series A Preferred Stock ranks (i) senior to all of our Common Stock, and to all other classes or series of our capital stock, except for any such other class or series, the terms of which expressly provide that it ranks on parity with the Series A Preferred Stock as to dividend rights and rights on liquidation, dissolution or winding-up of the Company (“Junior Securities”); and (ii) on parity with each class or series of our capital stock, created specifically ranking by its terms on parity with the Series A Preferred Stock as to dividend rights and rights on liquidation, dissolution or winding-up of the Company (“Parity Securities”).

After a hearing before the Bankruptcy Court on September 12, 2023, the Bankruptcy Court entered a final order approving, among other things, the termination of the Stockholder Agreement, upon the closing of the Equity Repurchase Transaction (as defined below). Accordingly, the Stockholder Agreement terminated on September 21, 2023.

Intercompany Dividend

On July 4, 2023, Scilex Pharma distributed $20,000,000 to Legacy Scilex (via a dividend) and Legacy Scilex distributed $20,000,000 to Scilex (via a dividend).

Junior Debtor-in-Possession Financing with Sorrento

Background

Our former controlling stockholder, Sorrento, together with its wholly owned direct subsidiary, Scintilla Pharmaceuticals, Inc. (together with Sorrento, the “Debtors”), commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code,” and such cases, the “Chapter 11 Cases”) in the Bankruptcy Court.

After a hearing before the Bankruptcy Court on March 29, 2023, the Bankruptcy Court entered a final order approving a non-amortizing super-priority senior secured term loan facility in an aggregate principal amount not to exceed $75,000,000 in term loan commitments (the “Senior DIP Facility”), provided to the Debtors by JMB Capital Partners Lending, LLC (the “Senior DIP Lender”), on a final basis. The Debtors then negotiated definitive financing documentation, including a Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement and other documents evidencing the Senior DIP Facility. At the time of the entry of the Interim DIP Order (as defined below), the Debtors’ liquidity was projected to last only until July 7, 2023. The Senior DIP Facility matured on July 31, 2023 and was not repaid on such date.

On June 30, 2023, the Debtors filed the Debtors’ Emergency Motion for Entry of Interim and Final Orders (I) Authorizing the Debtors to (A) Obtain Junior Secured Superpriority Postpetition Financing and (B) Use Cash Collateral, (II) Granting Liens and Providing Claims with Superpriority Administrative Expense Status, (III) Modifying the Automatic Stay, (IV) Scheduling a Final Hearing, and (V) Granting Related Relief (the “DIP Motion”), seeking the Bankruptcy Court’s approval of the Junior DIP Facility (as defined below) and certain related relief.

Terms of the Junior DIP Facility

On July 5, 2023, the Company and the Debtors executed that certain Debtor-in-Possession Term Loan Facility Summary of Terms and Conditions (the “Junior DIP Term Sheet”), pursuant to which the Company (or its designees or its assignees) agreed to provide the Debtors with a non-amortizing super-priority junior secured term loan facility in an aggregate principal amount not to exceed the sum of (i) $20,000,000 (the “Base Amount”), plus (ii) the amount of the commitment fee and the funding fee, each equal to 1% of the Base Amount, plus (iii) the amount of the DIP Lender Holdback (as defined in the Interim DIP Order) (the “Junior DIP Facility”), subject to the terms and conditions set forth in the Junior DIP Term Sheet. The Junior DIP Term Sheet granted to the Company a right of first refusal to provide any debtor-in-possession financing during the course of the Chapter 11 Cases to the Debtors occurring after the date of the Interim DIP Order until the Chapter 11 Cases were concluded.

The interest rate under the Junior DIP Facility was 12.00% per annum payable in kind on the first day of each month in arrears and on the DIP Termination Date (as defined in the Junior DIP Term Sheet). Upon the occurrence and during the continuance of an event of default as defined in the Junior DIP Term Sheet, the interest rate on outstanding DIP Loans (as defined in the Junior DIP Term Sheet)

would increase by 2.00% per annum (payable in kind). The commitment fee and the funding fee described above became payable upon the funding of the DIP Loans (as defined in the Junior DIP Term Sheet), in each case as set forth in the Junior DIP Term Sheet. Upon repayment or satisfaction of the DIP Loans (as defined in the Junior DIP Term Sheet) in whole or in part, the Debtors were to pay to the Company in cash an exit fee equal to 2.00% of the aggregate principal amount of the Junior DIP Facility on the date of the Draw (as defined below). The Junior DIP Facility terms state that it was required to be paid in full in cash under any Chapter 11 plan of reorganization.

The interest rate return on the Senior DIP Lender was 14.0% on an annual basis. Based on the terms of the Junior DIP Facility and the Senior DIP Facility including the fees associated therewith, respectively, we believe that the annualized returns to the Senior DIP Lender exceeded the returns to the Junior DIP Lender as a result of the differences in the following between the Senior DIP Facility and the Junior DIP Facility, respectively: (i) non-default annualized interest rate of 14.0% as compared to 12.0%; (ii) maturity term of five months as compared to three months; (iii) a commitment fee of 2.5% as compared to 1.0%; (iv) a funding fee of 2.5% as compared to 1.0%; and (v) an exit fee of 7.0% as compared to 2.0%.

The Junior DIP Facility was set to mature on the earliest of: (i) September 30, 2023; (ii) the effective date of any Chapter 11 plan of reorganization with respect to the Debtors; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to section 363 of the Bankruptcy Code; (iv) the date of the acceleration of the DIP Loans and the termination of the DIP Commitments in accordance with the DIP Documents (each as defined in the Junior DIP Term Sheet); and (v) dismissal of the Chapter 11 Cases or conversion of the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

The Junior DIP Facility afforded us certain valuable protections. First, the Junior DIP Facility was secured by liens on and security interests in substantially all assets of Sorrento, other than certain excluded assets as described more fully in the Interim DIP Order, including (i) a first-priority security interest in and continuing lien on all proceeds of the DIP Facility in the DIP Accounts, and the Junior DIP Lender Holdback (each as defined in the Interim DIP Order) and (ii) subject to certain terms and exclusions, a second-priority security interest in and continuing lien on substantially all other assets, in each case, whether then owned or existing or thereafter acquired, created or arising and wherever located other than certain excluded assets as described in the Interim DIP Order. The Junior DIP Facility was also granted super priority administrative expense priority ahead of certain other administrative expenses in Chapter 11 and ahead of pre-petition unsecured claims, which means it had to be paid in full, in cash in order for the Debtors to emerge from bankruptcy under a Chapter 11 Plan, unless otherwise agreed to by us. This priority status gave us a voice in Sorrento’s plan to emerge from Chapter 11.

Pursuant to the terms of that certain intercreditor and subordination agreement, dated as of September 21, 2023, entered into by and among the Senior DIP Lender and the Company (the “Intercreditor and Subordination Agreement”), the Debtors’ obligations to the Company under the Junior DIP Facility were subordinated to the obligations of the Debtors to Senior DIP Lender on the terms and conditions set forth therein.

On July 5, 2023, at a hearing before the Bankruptcy Court, the Bankruptcy Court entered an interim order (the “Interim DIP Order”) approving the Junior DIP Facility among the Debtors (as borrowers) and the Company (as lender) on an interim basis. Upon entry of the Interim DIP Order and satisfaction of all applicable conditions precedent, as set forth in the Junior DIP Term Sheet, the Debtors were authorized to make a single draw under the Junior DIP Facility (the “Draw”) to be funded by the Company as the lender under the Junior DIP Facility.

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

After a hearing before the Bankruptcy Court on August 7, 2023, the Bankruptcy Court on August 7, 2023, entered a final order (the “Replacement DIP Order”) approving a non-amortizing super-priority debtor-in-possession term loan facility in an aggregate principal amount of $100,000,000 (the “Replacement DIP Facility”) provided to the Debtors by Oramed on a final basis. The Replacement DIP Facility was to be used to, among other things, refinance the existing Senior DIP Facility. The Replacement DIP Facility included certain milestones for the sale of the Company’s equity interests owned by the Debtors. The lender under the Replacement DIP Facility was permitted to use the loan to credit bid for the collateral securing the Replacement DIP Facility (including the equity interests of the Company), subject to the terms therein. The Replacement DIP Order provided that the liens securing the Junior DIP Facility were junior to the liens securing the Replacement DIP Facility and the Company was not permitted to exercise certain remedies until the payment in full of the Replacement DIP Facility (all as set forth in the Replacement DIP Order). Though junior to the Replacement DIP Facility, the Company would still have been treated as a secured creditor with priority over other claimants in the Chapter 11 Cases.

We funded the Junior DIP Facility with cash on hand, including from a portion of the net proceeds from the eCapital Credit Agreement (as defined below) that were distributed to us by our wholly owned subsidiary, Scilex Pharma. As noted below, the Junior DIP Facility was terminated on September 21, 2023, pursuant to the Pay-Off Letter (as defined below).

The above description of the Junior DIP Facility is not complete and is qualified in its entirety by reference to the Junior DIP Term Sheet, the Junior DIP Loan Agreement and the Intercreditor and Subordination Agreement, each of which are filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on July 7, 2023.

Stock Purchase Agreement with Sorrento

On the Oramed Closing Date, we entered into, and consummated the transactions contemplated by, the Scilex-Oramed SPA. Pursuant to the Scilex-Oramed SPA, among other things, on September 21, 2023, we (i) issued to Oramed (A) the Oramed Note due 18 months from the date of issuance in the principal amount of $101,875,000, (B) the Penny Warrants to purchase up to an aggregate of 13,000,000 shares of Common Stock, with an exercise price of $0.01 per share and certain restrictions on exercisability, and (ii) caused the Transferred Warrants to purchase up to an aggregate of 114,286 shares of Common Stock, with an exercise price of $402.50 per share, that we acquired from Sorrento pursuant to that certain Stock Purchase Agreement that we entered into with Sorrento on September 21, 2023 (the “Sorrento SPA”) to be transferred to Oramed. Pursuant to the terms and conditions contained in the Scilex-Oramed SPA, we also agreed to reimburse Oramed for up to $2,910,000 for its legal and other advisor costs, fees and expenses incurred by Oramed in connection with the Sorrento SPA, the Senior DIP Facility, the Scilex-Oramed SPA and certain other transaction documents, $1,910,000 of which was paid on the Oramed Closing Date, and $1,000,000 of which was included in the initial principal amount of the Oramed Note.

On September 21, 2023, in connection with the Scilex-Oramed SPA, we and Sorrento entered into and consummated the Equity Repurchase Transaction (the “Equity Repurchase Transaction”) contemplated by the Sorrento SPA, pursuant to which, among other things, we purchased from Sorrento (i) 1,716,245 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock, and (iii) warrants exercisable for 128,304 shares of Common Stock, each with an exercise price of $402.50 ((i) through (iii) collectively, the “Purchased Securities”). The aggregate consideration for the Purchased Securities was (i) $100,000,000 (the “DIP Amount”), which such amount is satisfied by the Company’s assumption of the Debtors’ outstanding obligations under the Senior DIP Facility (the “Oramed DIP Assumption”), (ii) a credit bid, on a dollar-for-dollar basis, pursuant to Section 363(k) of the Bankruptcy Code, in respect of any and all amounts of principal and accrued but unpaid interest outstanding, and any other obligations of the Debtors, in each case, under the Junior DIP Facility as of September 21, 2023 (the “Credit Bid Amount”), (iii) $10,000,000 in cash (the “Cash Payment”) and (iv) the assumption and assignment of certain obligations of Sorrento for legal fees and expenses in the approximate amount of $12.25 million (the “Legal Fee Assumption” and, together with the DIP Amount, the Credit Bid Amount and the Cash Payment, the “Purchase Price”). Following the sale of the Purchased Securities, Sorrento retained 54,777 shares of Common Stock in abeyance for the benefit of certain holders of warrants to purchase shares of common stock of Sorrento who may be entitled to receive shares of Common Stock pursuant to the terms of the applicable warrants as a result of the previously declared and announced dividend of shares of Common Stock by Sorrento.

The above description of the Scilex-Oramed SPA is not complete and is qualified in its entirety by reference to the full text of the Scilex-Oramed SPA, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on September 26, 2023.

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

The above description of the DIP Assignment Agreement is not complete and is qualified in its entirety by reference to the full text of the DIP Assignment Agreement, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on September 26, 2023.

Credit Bid Pay-Off Letter

Pursuant to the Sorrento SPA, in connection with acquiring the Purchased Securities, we made a credit bid, on a dollar-for-dollar basis, pursuant to Section 363(k) of the Bankruptcy Code, in respect of the obligations of the Debtors under the Junior DIP Loan Agreement, accrued and outstanding as of September 21, 2023 for the Credit Bid Amount. As noted above, the Credit Bid Amount is part of the Purchase Price for the Purchased Securities. On September 21, 2023, we entered into a letter agreement (the “Pay-Off Letter”) with the Debtors, pursuant to which, upon Closing (as defined in the Sorrento SPA), the Junior DIP Loan Agreement, that certain Intellectual Property Security Agreement, dated as of July 28, 2023, by the Debtors in our favor, any other Loan Document (as defined in the Junior DIP Loan Agreement) and any other notes, security agreements, mortgages, pledge agreements, guarantees or other agreements, documents, certificates or instruments related thereto automatically terminated, and all obligations thereunder were paid and discharged in full.

The above description of the Pay-Off Letter is not complete and is qualified in its entirety by reference to the full text of the Pay-Off Letter, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on September 26, 2023.

Legal Fee Assumption Letter Agreement

In connection with the Legal Fee Assumption in accordance with the Sorrento SPA, we and Sorrento entered into a letter agreement on September 21, 2023, pursuant to which, among other things, we agreed to assume all of Sorrento’s obligations for certain legal fees and expenses in the aggregate amount of approximately $12.25 million.

Subsidiary Guarantee

On September 21, 2023, in connection with the Scilex-Oramed SPA, we and each of our subsidiaries (collectively, the “Guarantors”) entered into a subsidiary guarantee (the “Subsidiary Guarantee”) with Oramed (together with its successors and permitted assigns, the “Holder”) and Acquiom Agency Services LLC, as the collateral agent for the holders of the Oramed Note (the “Agent”), pursuant to which, the Guarantors have agreed to guarantee and act as surety for payment of the Oramed Note and any additional notes issued by us after the closing date of the transactions contemplated by the Scilex-Oramed SPA in full or partial substitution of the Oramed Note (the “Additional Notes”).

In connection with the refinancing disclosed below under “October 2024 — Registered Convertible Financing”, our Company, the Guarantors, Oramed and the Agent agreed to amend the Subsidiary Guarantee by entering into the Subsidiary Guarantee Amendment (the “Subsidiary Guarantee Amendment”), dated October 8, 2024, to reflect the refinancing arrangement as set out below.

The foregoing summaries of the Subsidiary Guarantee and the Subsidiary Guarantee Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the Subsidiary Guarantee and the Subsidiary Guarantee Amendment, a copy of each of which is filed as an exhibit to our Current Report on Form 8-K filed on September 26, 2023 and October 8, 2024, respectively.

Security Agreement

On September 21, 2023, we and the Guarantors entered into a security agreement (the “Security Agreement”) with the Holder and the Agent, pursuant to which we and the Guarantors granted to the Agent (on behalf of and for the benefit of the holders of the Oramed Note and any Additional Notes) a security interest in all or substantially all of our and each Guarantor’s property, respectively, to secure the prompt payment, performance and discharge in full of all of our obligations under the Oramed Note and Additional Notes and the Guarantors’ obligations under the Subsidiary Guarantee, subject to certain customary limitations. The Security Agreement contains certain customary representations, warranties and covenants regarding the collateral thereunder, in each case as more fully set forth in the Security Agreement.

In connection with the refinancing disclosed below under “October 2024 — Registered Convertible Financing”, we, the Guarantors, Oramed and the Agent agreed to amend and restate the Security Agreement by entering into the Amended and Restated Security Agreement (the “Amended and Restated Security Agreement”), dated October 8, 2024, to grant to the Agent (on behalf of and for the benefit of the holder of the Oramed Note, any Additional Notes and the Tranche B Notes) a security interest in all or substantially all of the property of our Company and each Guarantor, respectively, to secure the prompt payment, performance and discharge in full of all of our Company’s obligations under the Tranche B Notes in addition to the obligations under the Oramed Note, the Additional Notes and the Guarantors’ obligations under the Subsidiary Guarantee, which had previously been secured under the Security Agreement, subject to certain customary limitations.

Pursuant to the Amended and Restated Security Agreement, Semnur will be excluded as a Guarantor after the consummation of the business combination contemplated by that certain agreement and plan of merger between Semnur, Denali Capital Acquisition Corp. and Denali Merger Sub Inc.

The foregoing summaries of the Security Agreement and the Amended and Restated Security Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Security Agreement and the Amended and Restated Security Agreement, a copy of each of which is filed as an exhibit to our Current Report on Form 8-K filed on September 26, 2023 and October 8, 2024, respectively.

ABL Subordination Agreement

On September 21, 2023, Scilex Pharma entered into a subordination agreement (the “ABL Subordination Agreement”) with eCapital Healthcare Corp. (the “ABL Lender”) and the Agent. Pursuant to the ABL Subordination Agreement, the parties agreed that ABL Lender’s rights and interests under that certain Credit and Security Agreement, dated as of June 27, 2023 (as may be amended, restated, supplemented or otherwise modified from time to time, the “eCapital Credit Agreement”) previously entered into between Scilex Pharma and ABL Lender will be secured by first priority liens on certain collateral (the “ABL Priority Collateral”) and the Agent’s rights and interests under the Subsidiary Guarantee shall be secured by first priority liens on certain other collateral and second priority liens on the ABL Priority Collateral. Among other customary interlender terms, the ABL Subordination Agreement requires that the Facility Cap (as defined in the eCapital Credit Agreement) shall not exceed $30,000,000.

On October 8, 2024, Scilex Pharma paid off the outstanding amount of all obligations and indebtedness of Scilex Pharma owing to the ABL Lender under the eCapital Credit Agreement. Accordingly, the eCapital Credit Agreement, the related Loan Documents (as defined in the eCapital Credit Agreement) and the Subordination Agreement were terminated, canceled and are of no further force and effect.

The above description of the ABL Subordination Agreement is not complete and is qualified in its entirety by reference to the full text of the ABL Subordination Agreement, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on September 26, 2023.

October 2024 — Registered Convertible Financing

Tranche B Securities Purchase Agreement

On October 7, 2024, we entered into the Tranche B Securities Purchase Agreement with the Tranche B Noteholders, to refinance a portion of the Oramed Note and pay off certain other indebtedness of the Company.

Pursuant to the Tranche B Securities Purchase Agreement, we agreed to issue and sell, in a registered offering by the Company directly to the Buyers, (i) a new tranche B of senior secured convertible notes of the Company in the aggregate principal amount of $50,000,000 (the “Tranche B Notes”), which Notes will be convertible into shares of Common Stock and (ii) the October 2024 Noteholder Warrants to purchase up to 214,288 shares of Common Stock.

Under the Tranche B Securities Purchase Agreement, we agreed that so long as any Notes remain outstanding, we and each of our subsidiaries will not effect or enter into an agreement to effect any issuance of shares of Common Stock or Common Stock equivalents involving a variable rate transaction; provided that the foregoing restriction will not apply to our prior at-the-market offering program, which has been terminated as of March 5, 2025.

Pursuant to the terms and conditions contained in the Tranche B Securities Purchase Agreement, we also agreed to reimburse the Investors for all reasonable costs and expenses incurred by it or its affiliates in connection with the Tranche B Securities Purchase Agreement, the Tranche B Notes, the October 2024 Noteholder Warrants, the ZTlido Royalty Purchase Agreement (as defined below) and certain other transaction documents, and an aggregate amount of $950,000 non-accountable legal fees of outside counsel and special finance and collateral counsel, which shall be withheld by the Investors from its purchase price at the closing of the transaction, less $20,000 previously paid by us. We were also responsible for the payment of a $2,000,000 fee to the placement agent in addition to the payment of any placement agent’s reasonable fees, financial advisory fees relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement. In addition, in conjunction with and pursuant to the Consent and Amendment under Senior Secured Promissory Note we entered into with Oramed, dated October 8, 2024 (the “Letter Agreement”), we were also responsible for the payment of legal fees of outside counsel for Oramed relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement and the payment date extensions described under the Letter Agreement (as defined below). We were also responsible for the payment of any fees of the Agent and the legal fees incurred thereby relating to or arising out of the transactions contemplated by the Securities Purchase Agreement.

The foregoing summary of the Tranche B Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Tranche B Securities Purchase Agreement, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on October 8, 2024.

Amendment to Scilex-Oramed SPA

In connection with the execution of the Tranche B Securities Purchase Agreement, on October 8, 2024, we entered into Amendment No. 1 to Securities Purchase Agreement (the “Amendment No. 1 to Scilex-Oramed SPA”) with Oramed and the Agent. The Amendment No. 1 to Scilex-Oramed SPA was entered into to account for the issuance of the Tranche B Notes and the execution of certain related documents including the ZTlido Subordination Agreement (as defined below) and an agreement among the holders of the Tranche B Notes addressing the allocation of various rights and obligations as among the holders of the Tranche B Notes and the Oramed Note.

The foregoing summary of the Amendment No. 1 to Scilex-Oramed SPA does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 1 to Scilex-Oramed SPA, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on October 8, 2024.

Senior Convertible Notes

The aggregate principal balance of the Tranche B Notes is $50,000,000. The aggregate purchase price for the Tranche B Notes and the related warrants (described below) is $45,000,000. The Tranche B Notes have an original issue discount of 10.0%. We received in exchange for the issuance of the Tranche B Notes to the Investors an aggregate amount in cash equal to $22,500,000, excluding fees and expenses (as noted above) from the Investors. We received from Oramed in consideration for the Note issued to Oramed an exchange and reduction of the principal balance under Oramed Note of an equivalent amount. The Tranche B Notes bear interest at a rate of 5.5% per annum, payable in arrears on the first trading day of each calendar quarter, beginning January 2, 2025, payable, at our option, either in cash or in shares of Common Stock, subject to certain conditions.

Unless earlier converted or redeemed, the Tranche B Notes mature on the two-year anniversary of the issuance date (the “Maturity Date”), subject to extension at the option of the holder in certain circumstances as provided in the Note. All amounts due under the Note are convertible at any time, in whole or in part, and subject to certain beneficial ownership limitations, at the option of the holder into shares of Common Stock at a current conversion price equal to $36.40 per share, subject to adjustment as described in the Tranche B Notes. The Tranche B Notes are our senior secured obligation (alongside and in certain circumstances described herein subordinate to, the Oramed Note) and rank senior to the right to payment of the holders of our unsecured debt, except as described herein.

At any time after issuance, all amounts due under the Tranche B Notes are convertible, in whole or in part, at the holder’s option, into Common Stock at the current conversion price of $36.40 (the “Conversion Price”), which is subject to (i) proportional adjustment upon the occurrence of any stock split, stock dividend, stock combination and/or similar transactions; and (ii) full-ratchet adjustment (down to the Conversion Price Floor (as defined below)) in connection with a subsequent offering at a per share price less than the fixed conversion price then in effect. The Conversion Price cannot be lower than $36.40 (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events, the “Conversion Price Floor”) unless shareholder approval is obtained to allow the Tranche B Notes to convert at a price lower than the Conversion Floor Price in accordance with the Nasdaq listing rules. We are under no obligation to seek or obtain such shareholder approval.

The Tranche B Notes held by an individual holder of the Tranche B Notes may not be converted into shares of Common Stock to the extent such conversion would result in holder (together with certain related parties of holder) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of shares of the Common Stock outstanding immediately after giving effect to such conversion. The Maximum Percentage with respect to a holder and certain related parties may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the holder, except that any increase will only be effective upon 61 days’ prior notice to us.

We have the right (assuming no failure of certain specific conditions relating to our equity) to redeem in cash all, but not less than all, the amount then outstanding under the Tranche B Notes at a 35% redemption premium to the greater of (i) the amount then outstanding under the Tranche B Notes to be redeemed, and (ii) the equity value of Common Stock underlying such Notes. We have a mandatory obligation to redeem the Tranche B Notes upon an event of default bankruptcy.

The Tranche B Notes are subject to redemption by our Company at the election of a holder in certain circumstances as more fully described therein, including, among other events, a change of control of our Company, a subsequent placement of certain securities of our Company, and asset sales by our Company.

The Tranche B Notes contain affirmative and negative covenants binding on our Company and our subsidiaries which restrict, among other things, our Company and our subsidiaries from incurring indebtedness or liens, redeeming securities, repaying certain indebtedness or declaring or paying any cash dividend or distribution, selling or disposing of any assets or rights of our Company and our subsidiaries, entering into or being a party to any transactions with any affiliates, incurring or guaranteeing any indebtedness or permitting the acceleration of any indebtedness, in each case as more fully set forth in, and subject to certain qualifications, exceptions, and “baskets” set forth in the Oramed Note. In addition, at the request of the holder, not more frequently than once per fiscal year, we will hire an independent, reputable investment bank to investigate whether any breach of the Tranche B Notes has occurred if an event constituting an event of default has occurred and is continuing or any holder reasonably believes that an event constituting an event of default has occurred or is continuing.

The Tranche B Notes contain certain customary events of default, including, without limitation, a cross-default to other specified indebtedness or any other indebtedness involving an obligation of $5,000,000 or more. The interest rate of the Tranche B Notes automatically increases to 15.0% per annum (the “Default Rate”) upon the occurrence and continuance of an event of default. We are also required to pay a late charge of 15.0% on any amount of principal or other amounts that are not paid when due (solely to the extent such amounts are not then accruing interest at the Default Rate).

The Tranche B Notes prohibit our Company from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Tranche B Notes under a written agreement approved by the required holders of the Tranche B Notes before the transaction is completed. Upon consummation of specified fundamental transactions, the successor entity must confirm that upon conversion or redemption of the Tranche B Notes thereafter, shares of the successor entity will be issuable upon such conversion or redemption. As noted above, the holders of the Tranche B Notes have certain redemption rights upon a fundamental transaction constituting a change of control.

In connection with any amortization, certain redemptions or other repayment of the Tranche B Notes, we will also pay an amount equal to the amount of additional interest that would accrue under such Notes at the interest rate then in effect assuming that the amount so converted, redeemed, amortized or otherwise repaid on such date of determination instead remained outstanding through and including the Maturity Date of such Notes.

The foregoing summary of the Tranche B Notes does not purport to be complete and is qualified in its entirety by reference to the full text of the Tranche B Notes, the form of which is filed as an exhibit to our Current Report on Form 8-K filed on October 8, 2024.

October 2024 Noteholder Warrants

The October 2024 Noteholder Warrants are exercisable immediately from the date of issuance and expire five years from the issuance date. The October 2024 Noteholder Warrants issued to the Investors are initially exercisable for 107,145 shares of Common Stock in the aggregate. The October 2024 Noteholder Warrants issued to Oramed are initially exercisable for 107,143 shares of Common Stock.

The October 2024 Noteholder Warrants are exercisable for cash at a current exercise price equal to $36.40 per share of Common Stock (the “Exercise Price”). The Exercise Price is subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. The Exercise Price is also subject to full-ratchet adjustment (down to the Floor Price (as defined therein)) in connection with a subsequent offering at a per share price less than the exercise price then in effect. The Exercise Price cannot be lower than the Floor Price, unless shareholder approval is obtained to allow the October 2024 Noteholder Warrants to be exercised at a price lower than the Floor Price in accordance with the Nasdaq listing rules. We are under no obligation to seek or obtain such shareholder approval. If at the time of exercise of the October 2024 Noteholder Warrants, there is no effective registration statement registering the shares of Common Stock underlying the October 2024 Noteholder Warrants, such warrants may be exercised on a cashless basis pursuant to their terms.

A holder shall not have the right to exercise any portion of an October 2024 Noteholder Warrant to the extent that, after giving effect to such conversion, the holder (together with certain related parties) would beneficially own in excess of the Maximum Percentage of shares of Common Stock outstanding immediately after giving effect to such conversion. The Maximum Percentage may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the holder, except that any increase will only be effective upon 61 days’ prior notice to us.

The October 2024 Noteholder Warrants prohibit our Company from entering into specified fundamental transactions unless the successor entity (subject to certain exceptions) assumes all of our Company’s obligations under the October 2024 Noteholder Warrants under a written agreement before the transaction is completed. Upon specified corporate events, an October 2024 Noteholder Warrant holder will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the October 2024

Noteholder Warrant been exercised immediately prior to the applicable corporate event. When there is a transaction involving specified changes of control, holders of October 2024 Noteholder Warrants will have the right to force our Company to repurchase such holder’s October 2024 Noteholder Warrant for a purchase price in cash equal to the Black Scholes value, as calculated under the October 2024 Noteholder Warrants, of the then unexercised portion of the October 2024 Noteholder Warrant.

The foregoing summary of the October 2024 Noteholder Warrants does not purport to be complete and is qualified in its entirety by reference to the full text of the October 2024 Noteholder Warrants, the form of which is filed as an exhibit to our Current Report on Form 8-K filed on October 8, 2024.

ZTlido Royalty Purchase Agreement

In connection with the closing of the transactions contemplated by the Tranche B Securities Purchase Agreement, but as a distinct and separate matter, on October 8, 2024, we and Scilex Pharma entered into the ZTlido Royalty Purchase Agreement (“ZTlido Royalty Purchase Agreement”) with the ZTLido Royalty Investors and Oramed (together, the “ZTLido RPA Purchasers”). Pursuant to the ZTlido Royalty Purchase Agreement, Scilex Pharma sold to the ZTLido RPA Purchasers the right to receive 8% of all aggregate net sales worldwide (the “Purchased Receivables”) with respect to ZTlido (lidocaine topical system) 1.8%, SP-103 (lidocaine topical system) 5.4%, and any related, improved, successor, replacement or varying dosage forms of the foregoing (the “ZTlido Covered Products”).

In full consideration for the sale, transfer, conveyance and granting of the Purchased Receivables, and subject to the terms and conditions set forth in the ZTlido Royalty Purchase Agreement, the aggregate purchase price for the Purchased Receivables was $5,000,000 (net of expenses of the ZTLido RPA Purchasers). The ZTLido RPA Purchasers paid to Scilex Pharma an aggregate amount equal to $2,500,000 minus the expenses of the ZTLido RPA Purchasers, and Oramed paid to Scilex Pharma an amount equal to $2,500,000 minus Oramed’s expenses (collectively, the amount so paid by the ZTLido RPA Purchasers, the “RPA Closing Payment”). Oramed’s portion of the purchase price was paid by exchanging a portion of the outstanding principal balance under the Oramed Note equivalent to its portion of the RPA Closing Payment, which amount extinguished and reduced $2,500,000 of the outstanding balance under the Oramed Note.

The ZTlido Royalty Purchase Agreement terminates six months following receipt by the ZTLido RPA Purchasers of all payments of the Purchased Receivables to which each ZTLido RPA Purchaser is entitled hereunder during the period commencing on the date of the closing of the transactions contemplated thereby and expiring on the tenth anniversary of such closing date.

We subsequently amended the ZTlido Royalty Purchase Agreement on February 28, 2025, pursuant to the ZTlido Royalty Amendment with the Scilex Pharma and the ZTLido RPA Purchasers. Pursuant to the ZTlido Royalty Amendment, we and Scilex Pharma may assign our respective rights or delegate our respective obligations under the ZTlido Royalty Purchase Agreement without the prior written consent of the ZTLido RPA Purchasers if we receive a commitment, contingent upon an asset purchase of ZTlido Covered Products (as defined in the ZTlido Royalty Purchase Agreement), that would allow us to pay in full all obligations owed under the Debt Instruments (as defined therein), provided that such purchaser of ZTlido Covered Products agrees to assume all of the obligations of our company and Scilex Pharma under the ZTlido Royalty Purchase Agreement.

The foregoing summaries of the ZTlido Royalty Purchase Agreement and the ZTlido Royalty Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the ZTlido Royalty Purchase Agreement and the ZTlido Royalty Amendment, a copy of each of which is filed as an exhibit to our Current Report on Form 8-K filed on October 8, 2024 and March 3, 2025, respectively.

ZTlido Royalty Security Agreement

Pursuant to the terms of the ZTlido Royalty Purchase Agreement, Scilex Pharma entered into a Security Agreement with the collateral agent (as identified therein) for the benefit of the ZTlido RPA Purchasers, dated as of October 8, 2024 (the “ZTlido Royalty Security Agreement”).

Under the ZTlido Royalty Security Agreement, our Company’s and Scilex Pharma’s due performance and payment under the ZTlido Royalty Purchase Agreement is secured by certain collateral, including a collection account and certain material contracts, intellectual property rights and the regulatory approvals, in each case related to the ZTlido Covered Products.

The foregoing summary of the ZTlido Royalty Security Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the ZTlido Royalty Security Agreement, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on October 8, 2024.

ZTlido Subordination Agreement

In connection with the ZTlido Royalty Purchase Agreement and ZTlido Royalty Security Agreement, Scilex Pharma entered into that certain ZTlido Subordination Agreement, dated as of October 8, 2024 (the “ZTlido Subordination Agreement”), by and among Scilex Pharma, the ZTlido RPA Purchasers and the Note Agent. The parties agreed that all obligations, liabilities and indebtedness under the ZTlido Royalty Purchase Agreement will be secured by first priority liens on the collaterals under the ZTlido Royalty Security Agreement (the “Royalty Collateral”), and all obligations under the Amended and Restated Security Agreement (as defined therein) will be secured by the Royalty Collateral and second priority liens on the collaterals under the ZTlido Royalty Security Agreement.

The foregoing summary of the ZTlido Subordination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the ZTlido Subordination Agreement, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on October 8, 2024.

Oramed Note Consent and Amendment

In connection with the refinancing, we entered into a Consent and Amendment for the Oramed Note (the “Consent and Amendment”), dated as of October 8, 2024 with Oramed. Pursuant to the Consent and Amendment, we and Oramed consent to (i) our Company’s (and, to the extent applicable, our subsidiaries’) entry into and performance of the Tranche B Securities Purchase Agreement, the issuance of the Tranche B Notes and the October 2024 Noteholder Warrants and performance of the terms thereof, the entry into and performance of the ZTlido Royalty Purchase Agreement and other related amendment documents and the consummation of the refinancing, and (ii) the payment of all transaction fees and expenses related to the refinancing transactions. Oramed further agreed that the proceeds of the refinancing transactions utilized to repay the Oramed Note shall not constitute a voluntary prepayment, and no Make-Whole Amount (as defined in the Oramed Note) or other premium shall be payable with respect thereto.

The foregoing summary of the Consent and Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Consent and Amendment, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on October 8, 2024.

Deferral and Consent under Tranche B Senior Secured Convertible Note

Pursuant to the Notes, commencing on January 2, 2025 (the “First Amortization Payment Date”), we are required to make the First Amortization Payment to redeem in cash such portion of the principal amount of the Notes equal to the Holder Pro Rata Amount (as defined in the Notes) of each holders of the Notes (the “Tranche B Noteholders”) of $6,250,000 per fiscal quarter at a redemption price equal to 100% of such Amortization Amount (as defined in the Notes).

On January 2, 2025, we entered into the Tranche B Consents, pursuant to which the Tranche B Noteholders agreed to defer our obligation to make the First Amortization Payment until January 31, 2025. In consideration of such deferral, and to limit the Tranche B Noteholders’ right to exercise certain secured creditor remedies (including recourse against the assets of SCLX JV as a grantor under the Security Agreement (as defined in the Tranche B Consents)), SCLX JV delivered to the Tranche B Noteholders (or their designee) by deposit/withdrawal at custodian with the Depository Trust Company an aggregate of 142,857 shares of Common Stock (as defined in, and contemplated pursuant to, the Term Sheet) held by SCLX JV, of which 71,428 shares were delivered to Oramed, 20,571 shares were delivered to BPY Limited, 36,571 shares were delivered to Nomis Bay Ltd, and 14,285 shares were delivered to 3i, LP.

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

The foregoing summaries of the Tranche B Consents do not purport to be complete and are qualified in their entirety by reference to the full text of the Tranche B Consents, a copy of each of which is filed as an exhibit to our Current Report on Form 8-K filed on January 3, 2025.

Amendment to the Oramed Note

On January 21, 2025, we entered into the Oramed Amendment, pursuant to which, among other things, Oramed agreed to extend the Maturity Date under and as set forth in the Oramed Note from March 21, 2025 to December 31, 2025. In consideration of such extension, SCLX JV agreed to deliver to Oramed an aggregate of 92,857 shares of Common Stock held by SCLX JV.

The foregoing summary of the Oramed Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Oramed Amendment, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on January 22, 2025.

ZTlido Rest of World License Agreement

On the Lido Effective Date, Scilex Pharma entered into the Lido License Agreement with the Licensee with respect to services, compositions, products, dosages and formulations comprising lidocaine that have been or are later developed by or on behalf of Scilex Pharma, including the product and any future product defined as a “Product” under Scilex Pharma’s existing (i) Product Development Agreement, dated as of May 11, 2011, with Oishi and Itochu, as amended, and (ii) the associated Commercial Supply Agreement, dated February 16, 2017, between Scilex Pharma, Oishi and Itochu, as amended, which include the Lido Product.

Under the Lido License Agreement, Scilex Pharma granted to the Licensee during the Lido License Term a worldwide (other than the United States and certain territories stated in the Lido License Agreement), exclusive, non-transferable right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by Scilex Pharma to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Lido Products, in all cases solely for commercialization of the Lido Products outside of the United States and in the Lido Licensee Territory. The Licensee granted to Scilex Pharma a non-exclusive, non-transferable, right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the Licensor Territory (as defined therein), to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit Lido Product for commercialization of Lido Products in the Licensor Territory in the Field (each as defined therein), and (ii) worldwide, to develop and manufacture Lido Product for commercialization in the Licensor Territory in the Field (each as defined therein). Each of the Licensee and Scilex Pharma will receive 50% of the Net Revenue (as defined therein) generated, and the Licensee shall effect the foregoing by paying to Scilex Pharma its share of the Net Revenue on a quarterly basis.

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

The Lido License Term commences on the Lido Effective Date and continues until expiration of the last to expire Licensed Patents (as defined therein), unless earlier terminated.

Parent Guarantee for Lido License Agreement

On February 22, 2025, in connection with Lido License Agreement, we entered into the Parent Guarantee with the Licensee, pursuant to which we agreed to guarantee the due and proper performance of Scilex Pharma’s obligations under the Lido License Agreement on the terms and conditions set forth in the Parent Guarantee. Pursuant to the terms of the Parent Guarantee, we shall provide the Licensee with written notice of any Change of Control (as defined therein) of Scilex Pharma within five business days after the consummation of such Change of Control, and the Parent Guarantee and the guarantee obligations shall automatically terminate upon the consummation of such Change of Control.

The foregoing summaries of the Lido License Agreement and the Parent Guarantee do not purport to be complete and are qualified in their entirety by reference to the full text of the Lido License Agreement and the Parent Guarantee, a copy of each of which is filed as an exhibit to our Current Report on Form 8-K filed on February 27, 2025.

Gloperba-Elyxyb Royalty Purchase Agreement

As contemplated by the Term Sheet in respect of the Royalty and Exclusive Rights described therein, on February 28, 2025 (the “Closing Date”), we entered into the Gloperba-Elyxyb Royalty Purchase Agreement with Scilex Pharma and the Gloperba-Elyxyb RPA Purchasers. Pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement, Scilex Pharma sold to the Gloperba-Elyxyb RPA Purchasers the Gloperba-Elyxyb Purchased Receivables with respect to the Gloperba-Elyxyb Covered Products.

In consideration of the Further Deferral and representing the “grant of the Royalty and Exclusive Rights” (as defined in the Term Sheet), during the period commencing on the Closing Date and expiring on the tenth anniversary of the Closing Date (the “Payment Term”), Scilex Pharma shall pay to each Gloperba-Elyxyb RPA Purchaser, by wire transfer of immediately available funds in U.S. dollars to such Gloperba-Elyxyb RPA Purchaser’s account such Gloperba-Elyxyb RPA Purchaser’s Specified Percentage (as defined in the

Gloperba-Elyxyb Royalty Purchase Agreement) of the Gloperba and Elyxyb Covered Product Revenue Payments (each as defined in the Gloperba-Elyxyb Royalty Purchase Agreement) for each calendar quarter (commencing with the calendar quarter beginning January 1, 2025) promptly, but in any event no later than 60 calendar days after the end of each calendar quarter.

The Gloperba-Elyxyb Royalty Purchase Agreement shall terminate six months following receipt by the Gloperba-Elyxyb RPA Purchasers of all payments of the Gloperba-Elyxyb Purchased Receivables to which each Gloperba-Elyxyb RPA Purchaser is entitled during the Payment Term.

Gloperba-Elyxyb Royalty Security Agreement

Pursuant to the terms of the Gloperba-Elyxyb Royalty Purchase Agreement, we entered into the Gloperba-Elyxyb Royalty Security Agreement with Scilex Pharma and the collateral agent (as identified therein) for the benefit of the Gloperba-Elyxyb RPA Purchasers, dated as of February 28, 2025.

Under the Gloperba-Elyxyb Royalty Security Agreement, each of our and Scilex Pharma’s due performance and payment under the Gloperba-Elyxyb Royalty Purchase Agreement is secured by certain collateral, including a collection account and certain material contracts, intellectual property rights and regulatory approvals, in each case related to the Gloperba-Elyxyb Covered Products.

Gloperba-Elyxyb Subordination Agreement

In connection with the Gloperba-Elyxyb Royalty Purchase Agreement and the Gloperba-Elyxyb Royalty Security Agreement, we entered into the Gloperba-Elyxyb Subordination Agreement, by and among us, Scilex Pharma the Gloperba-Elyxyb RPA Purchasers and the Note Agent. Pursuant to the Gloperba and Elyxyb Subordination Agreement, the parties agreed that all obligations, liabilities and indebtedness under the Gloperba-Elyxyb Royalty Purchase Agreement are secured by the Gloperba-Elyxyb Royalty Collateral and the Note Agent’s lien on the Gloperba-Elyxyb Royalty Collateral is subordinated and becomes a second priority lien.

The foregoing summaries of the Gloperba-Elyxyb Royalty Purchase Agreement, the Gloperba-Elyxyb Royalty Security Agreement and the Gloperba-Elyxyb Subordination Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, a copy of each of which is filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2025.

Gloperba Rest of World License Agreement

On February 28, 2025 (the “Effective Date”), we entered into the Gloperba License Agreement with Scilex Pharma and the Licensee with respect to (i) services, compositions, products, dosages and formulations comprising Gloperba that have been or are later developed by or on behalf of us, including the product and any future product defined as a “Licensed Product” under the Romeg License as amended by that certain First Amendment to License and Commercialization Agreement, dated January 16, 2025, by and between Romeg and us, as may be further amended or restated from time to time, and (ii) any related, improved, successor or replacement forms of any such product Controlled (as defined therein) by us ((i) and (ii) collectively, the “Gloperba Product”).

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

Promptly after the Effective Date, we are required to (i) facilitate an introduction between the Licensee and the Gloperba CMO as of the Effective Date, and (ii) use reasonable efforts to cause such Gloperba CMO to accept a direct engagement with the Licensee for the manufacturing or supply of the Gloperba Product in finished dosage form. In addition, we agreed to appoint the Licensee as its exclusive distributor of the Gloperba Product in the entire world other than the United States during the Gloperba License Term.

The term of the Gloperba License Agreement (the “Gloperba License Term”) commences on the Effective Date and continues until expiration of the last to expire Licensed Patents (as defined therein), unless earlier terminated.

The foregoing summary of the Gloperba License Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Gloperba License Agreement, a copy of which is filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2025.

Executive Officer and Director Compensation

Please see the sections titled “Executive Compensation” and “Non-Employee Director Compensation” for information regarding the compensation of our executive officers and non-employee directors.

Employment Agreements

We have entered into offer letter agreements with our named executive officers, other than Dr. Ji and Mr. Ma, that, among other things, provide for certain compensatory benefits. In addition, we have also entered into severance and change of control agreements with our named executive officers which provide for severance payments upon certain terminations of employment as well as in connection with a change of control of the Company. For descriptions of such agreements, see the section titled “Executive Compensation.”

Limitation of Liability and Indemnification of Officers and Directors

Please see the section titled “Board of Directors and Corporate Governance — Limitation of Liability and Indemnification of Directors and Officers” for information regarding our arrangements to provide indemnification to our officers and directors.

Related Person Transaction Policy

We have adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities and any of their respective immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if audit committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of conduct and ethics, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board, will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board, determines in the good faith exercise of our discretion.

Director Independence

Under the Nasdaq Listing Rules, a majority of the members of our Board must satisfy Nasdaq’s criteria for “independence.” Our Board has determined that each of the directors on our Board (including Mr. Lemus who resigned from our Board effective November 27, 2024), other than Dr. Ji and Mr. Shah (as a result of their positions as our Executive Chairperson and our Chief Executive Officer, respectively), qualifies as an independent director, as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules, and our Board consists of a majority of “independent directors” as defined under the rules of the SEC and Nasdaq relating to director independence requirements.

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered by Ernst & Young LLP and BPM LLP to our Company for our fiscal years ended December 31, 2024 and December 31, 2023 (in thousands).

	2024	2023
Audit Fees	$ 4,677,619 (1)	$ 2,427,996 (2)
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$ 4,677,619	$ 2,427,996

(1)

Audit fees consist of fees for services rendered in connection with the annual audit and quarterly reviews of our consolidated financial statements. Audit fees also consist of services provided in connection with the issuance of auditors’ consents that were included in our registration statements filed in connection with certain of our securities offerings, consultation on accounting matters, services related to SEC filings and BPM’s re-audit of our consolidated financial statements for the fiscal year ended December 31, 2023.

(2)

Audit fees consist of fees for services rendered by Ernst & Young in connection with the annual audit and quarterly reviews of our consolidated financial statements. Audit fees also consist of services provided in connection with issuance of Ernst & Young’s consents that were included in our registration statements filed in connection with and following the closing of the Business Combination, consultation on accounting matters, and SEC registration statement services.

Auditor Independence

In our fiscal year ended December 31, 2024, there were no other professional services provided by Ernst & Young LLP or BPM LLP, other than those listed above, that would have required our Audit Committee to consider its compatibility with maintaining the independence of Ernst & Young LLP or BPM LLP.

Pre-Approval Policies and Procedures

Our Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. Any proposed services exceeding pre-approved cost levels require specific pre-approval by our Audit Committee.

Our Audit Committee at least annually reviews and provides general pre-approval for the services that may be provided by the independent registered public accounting firm. The term of the general pre-approval is 12 months from the date of approval, unless our Audit Committee specifically provides for a different period. If our Audit Committee has not provided general pre-approval, then the type of service requires specific pre-approval by our Audit Committee.

Pursuant to its charter, our Audit Committee has delegated pre-approval authority to the chairperson of our Audit Committee so long as any such pre-approval decisions are presented to the full Audit Committee at its next scheduled meeting. All services performed and related fees billed by Ernst & Young LLP and BPM LLP during fiscal year 2024 were pre-approved by our Audit Committee pursuant to regulations of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

4.13	Form of Pre-Funded Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.14	Form of Common Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.15	Form of StockBlock Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.16±	Description of Securities of Scilex Holding Company.

10.1*	Form of Indemnification Agreement of Scilex Holding Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

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

Exhibit Number	Description
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

10.33^±	Second Amendment to Master Services Agreement, dated as of June 6, 2023, by and between Semnur Pharmaceuticals, Inc. and Lifecore Biomedical, LLC.

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

10.37±#^	First Amendment to License and Commercialization Agreement, dated as of January 16, 2025, by and between Scilex Holding Company and RxOmeg Therapeutics LLC, a/k/a Romeg Therapeutics, LLC.

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

19.1	Scilex Holding Company Insider Trading Policy (incorporated by reference to Exhibit 19.1 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 12, 2024).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of our Form S-1 (File No. 333-275117), filed with the SEC on October 20, 2023).

23.1±	Consent of BPM LLP, independent registered public accounting firm.

24.1±	Power of Attorney (included on the signature page hereto).

31.1±	Certification of Jaisim Shah, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2±	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3+	Certification of Jaisim Shah, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4+	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Jaisim Shah, Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Scilex Holding Company Clawback Policy (incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 12, 2024).

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description
101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

± Previously filed with the Annual Report.

** Previously furnished with the Annual Report.

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

April 29, 2025	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

April 29, 2025

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)