Form 10-Q
period 2025-03-31
Scilex Holding Co
filed 2025-05-14
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 9, 2025, the registrant had 6,951,622 shares of common stock, par value $0.0001, outstanding.

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

These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025 (the “Annual Report on Form 10-K”), as updated by the risk factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report on Form 10-Q.

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
•
the effect of any geopolitical conflicts or new or increased international tariffs, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical studies and clinical trials;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,800	$3,272
Accounts receivable, net	10,619	26,442
Inventory	3,017	2,436
Prepaid expenses and other current assets	9,268	9,397
Total current assets	28,704	41,547
Property and equipment, net	707	708
Operating lease right-of-use asset	2,049	2,225
Intangibles, net	31,451	32,453
Investments	2,465	2,420
Goodwill	13,481	13,481
Other long-term assets	119	119
Total assets	$78,976	$92,953
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$57,257	$52,620
Accrued payroll	1,654	1,505
Accrued rebates and fees	168,429	162,517
Accrued expenses	3,482	2,841
Current portion of deferred consideration	437	447
Debt, current	39,442	34,876
Purchased revenue liability, current	4,303	4,115
Current portion of operating lease liabilities	740	714
Total current liabilities	275,744	259,635
Long-term portion of deferred consideration	2,343	2,448
Debt, net of issuance costs	-	845
Purchased revenue liability, net of current portion	2,997	2,685
Derivative liabilities	7,894	18,303
Operating lease liabilities, net of current portion	1,327	1,523
Other long-term liabilities	155	155
Total liabilities	290,460	285,594
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized
Series A, 29,057,097 shares issued and outstanding as of each of March 31, 2025 and December 31, 2024	—	—
Series 1, 5,000,000 shares declared as a stock dividend, not yet distributed as of each of March 31, 2025 and December 31, 2024	1	1
Common stock, $0.0001 par value, 740,000,000 shares authorized; 6,951,622 shares issued and 5,493,359 shares outstanding as of March 31, 2025; 6,951,622 shares issued and 5,235,377 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	448,244	454,614
Accumulated other comprehensive income	6,317	6,317
Accumulated deficit	(589,132)	(563,052)
Treasury stock, at cost; 1,458,263 and 1,716,245 shares as of March 31, 2025 and December 31, 2024, respectively	(76,915)	(90,522)
Total stockholders’ deficit	(211,484)	(192,641)
Total liabilities and stockholders’ deficit	$78,976	$92,953

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for net loss per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	$5,004	$10,884
Net operating costs and expenses:
Cost of revenue	1,384	3,840
Research and development	2,456	3,108
Selling, general and administrative	28,060	29,278
Intangible amortization	1,002	1,027
Legal settlements	—	(6,891)
Total net operating costs and expenses	32,902	30,362
Loss from operations	(27,898)	(19,478)
Other (income) expense, net:
(Gain) loss on derivative liability	(10,409)	457
Change in fair value of debt and liability instruments	6,114	3,905
Interest expense, net	2,481	531
(Gain) loss on foreign currency exchange	(4)	6
Total other (income) expense, net	(1,818)	4,899
Net loss	$(26,080)	$(24,377)
Net loss per share attributable to common stockholders — basic and diluted	$(2.26)	$(8.33)
Weighted average number of shares during the period — basic and diluted	11,565	2,926

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Deficit
Balance, December 31, 2024	34,057	$1	6,952	$1	$454,614	$6,317	$(563,052)	1,716	$(90,522)	$(192,641)
Treasury Stock transferred to Tranche B Investors for Tranche B Notes deferral	—	—	—	—	(5,353)	—	—	(143)	7,535	2,182
Treasury Stock paid for Gloperba Ex-U.S. License	—	—	—	—	(808)	—	—	(22)	1,174	366
Treasury Stock transferred to Oramed for the Oramed Note maturity extension	—	—	—	—	(3,523)	—	—	(93)	4,898	1,375
Stock-based compensation	—	—	—	—	3,314	—	—	—	—	3,314
Net loss	—	—	—	—	—	—	(26,080)	—	—	(26,080)
Balance, March 31, 2025	34,057	$1	6,952	$1	$448,244	$6,317	$(589,132)	1,458	$(76,915)	$(211,484)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Deficit
Balance, December 31, 2023	29,057	$—	4,574	$1	$407,828	$(490,245)	1,716	$(90,522)	$(172,938)
Shares issued under Standby Equity Purchase Agreements and under ATM Sales Agreement	—	—	5	—	156	—	—	—	156
Shares issued under Bought Deal Offering	—	—	168	—	3,769	—	—	—	3,769
Stock options exercised	—	—	1	—	46	—	—	—	46
Stock-based compensation	—	—	—	—	3,558	—	—	—	3,558
Net loss	—	—	—	—	—	(24,377)	—	—	(24,377)
Balance, March 31, 2024	29,057	$—	4,748	$1	$415,357	$(514,622)	1,716	$(90,522)	$(189,786)

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(26,080)	$(24,377)
Adjustments to reconcile net loss to net cash proceeds from operating activities:
Depreciation and amortization	1,003	1,031
Amortization of debt issuance costs and debt discount	—	31
Non-cash operating lease cost	176	180
Stock-based compensation	3,314	3,558
(Gain) loss on derivative liability	(10,409)	457
Financing costs and allocated expense for financial instruments at fair value	4,057	1,375
In-process research and development expense	566	—
Change in fair value of debt and liability instruments	6,114	3,905
Other	38	26
Changes in operating assets and liabilities:
Accounts receivables, net	15,823	4,881
Inventory	(584)	726
Prepaid expenses and other	129	(39)
Other long-term assets	—	(30)
Accounts payable	5,128	1,265
Accrued payroll	149	1,046
Accrued expenses	841	1,120
Accrued rebates and fees	5,912	14,430
Operating lease liability	(170)	(197)
Other long-term liabilities	—	3
Net cash proceeds from operating activities	6,007	9,391
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(150)	(150)
Cash paid for in-process research and development, net	(200)	—
Purchase of convertible promissory note from Denali	(45)	—
Net cash used for investing activities	(395)	(150)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements and ATM Sales Agreement	—	156
Proceeds from issuance of Revolving Facility	—	32,567
Repayment of Revolving Facility	—	(33,313)
Repayment of Oramed Note	—	(15,000)
Repayment of Convertible Debentures	—	(4,375)
Repayment of Tranche B Notes principal and interest	(1,596)	—
Payments on purchased revenue liability	(797)	—
Transaction costs paid in connection with share repurchase	(396)	—
Proceeds from issuance of shares under direct offerings	—	10,000
Payments of direct offering issuance costs	—	(1,277)
Excise tax paid in connection with share repurchase	(200)	—
Payments of deferred transaction costs related to Semnur Business Combination	(95)	—
Proceeds from stock options exercised	—	46
Net cash used for financing activities	(3,084)	(11,196)
Net change in cash, cash equivalents and restricted cash	2,528	(1,955)
Cash, cash equivalents and restricted cash at beginning of period	3,272	4,729
Cash, cash equivalents and restricted cash at end of period	$5,800	$2,774
Non-cash investing and financing activities
Issuance costs related to February 2024 BDO included in accrued expenses	$—	$1,501

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its wholly owned subsidiaries, the “Company”) is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has five wholly owned subsidiaries, Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), Semnur Pharmaceuticals, Inc. (“Semnur”), SCLX DRE Holdings LLC and SCLX Stock Acquisition JV LLC (“SCLX JV”). The business combination with Vickers (the “Business Combination”) was closed in November 2022.

The Company launched its first commercial product in October 2018, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), a prescription lidocaine topical system that is designed with novel technology to address the limitations of current prescription lidocaine therapies by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. In June 2022, the Company in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), a U.S. Food and Drug Administration (“FDA”)-approved prophylactic treatment for painful gout flares in adults, in the United States (“U.S.”). In February 2023, the Company acquired the rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and the commercialization thereof in the U.S. and Canada. ELYXYB is a first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults. The Company launched ELYXYB in the U.S. in April 2023 and commercialized GLOPERBA in the U.S. in June 2024. In January 2025, the Company in-licensed the rights to commercialize GLOPERBA outside the U.S.

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica for which the Company has completed a Phase 3 study (“SP-102” or “SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which the Company completed a Phase 2 trial in acute low back pain (“LBP”) in the third quarter of 2023, and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed in the second quarter of 2022. The Company has devoted substantially all of its efforts to the development of SP-102, SP-103 and SP-104, and the commercialization of ZTlido, ELYXYB and GLOPERBA.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 31, 2025 (the “Annual Report on Form 10-K”). The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Reverse Stock Split

On April 3, 2025, the Board of Directors of the Company (the “Board”) approved a reverse stock split of the Common Stock at a ratio of 1-for-35 (the “Reverse Stock Split”), which was effected on April 15, 2025. As a result of the Reverse Stock Split, every 35 shares of pre-Reverse Stock Split Common Stock was combined into one share of post-Reverse Stock Split Common Stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded down to the nearest whole share. Stockholders who would have otherwise received a fractional share of Common Stock pursuant to the Reverse Stock Split, received cash in lieu of the fractional share. All Common Stock amounts and references have been retroactively adjusted for all figures presented to reflect the Reverse Stock Split unless specifically stated otherwise. The Company also adjusted the amounts for shares of Common Stock reserved for issuance upon the exercise of outstanding warrants, outstanding stock options and shares reserved under the Company’s stock-based compensation plans, with the exception of the outstanding Penny Warrants and the Deposit Warrant (each as defined below), which were not affected by the Reverse Stock Split.

Segments

Operating segments are identified as components of an entity where separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”) in making decisions on how to allocate resources and assessing performance. The Company has determined that its CODM is its Chief Executive Officer. The Company is engaged primarily in the development of non-opioid products focused on pain management based on its platform technologies and all sales are based in the United States. Accordingly, the Company has determined that it operates its business as a single, reportable segment. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company based on consolidated results that are reported on the unaudited condensed consolidated statements of operations. The Company has also evaluated the significant segment expenses incurred by the single segment that are regularly provided to the CODM and concluded they are consistent with those reported on the unaudited condensed consolidated statements of operations and include cost of revenue, research and development, selling, general and administrative. The Company manages assets on a consolidated basis as reported on the unaudited condensed consolidated balance sheets. Accordingly, the unaudited condensed consolidated financial statements and accompanying notes contained herein include the measure of profit or loss, net revenue, categories of expenses, assets and other financial information that is evaluated by the CODM.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, fair value of financial instruments and certain assumptions used in estimating stock-based compensation. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Customer and Supplier Concentration Risk

The Company had three customers during the three months ended March 31, 2025 and 2024, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 99% and 85% of the Company’s revenue for the three months ended March 31, 2025 and 2024, respectively, and individually ranging from 14% to 47% and 24% to 31%, respectively. As of March 31, 2025 and 2024, these customers represented 89% and 94% of the Company’s outstanding accounts receivable, individually ranging between 18% and 37%, and 25% and 36% for respective periods. Additionally, during the three months ended March 31, 2025 and 2024, the Company purchased ZTlido, ELYXYB and GLOPERBA inventories from its sole suppliers, Itochu Chemical Frontier Corporation (“Itochu”), Contract Pharmaceuticals Ltd. Canada (“CPL”) and Ferndale Laboratories, Inc., respectively. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the three months ended March 31, 2025 and 2024.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. The valuation of the derivative warrant liability for the Private Warrants, the February 2024 BDO Firm Warrants, the Deposit Warrant, the April RDO Warrants, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants (each as defined below) is outlined in Note 4, utilizing the Black-Scholes option pricing model. The Company has chosen the fair value option for the Convertible Debentures, Oramed Note, and Tranche B Notes (each as defined below), with the valuation methodologies detailed in Note 7. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value. Cash equivalents were immaterial as of March 31, 2025 and December 31, 2024.

Accounts Receivable, Net

Accounts receivable are presented net of allowances for expected credit losses and prompt payment discounts. Accounts receivable consists of trade receivables from product sales to customers, which are generally unsecured. Estimated credit losses related to trade accounts receivable are recorded as selling, general and administrative expenses and as an allowance for expected credit losses within accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience, current economic conditions and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for expected credit losses. As of March 31, 2025 and December 31, 2024, allowances for credit losses on accounts receivable were $1.1 million and $1.2 million, respectively. As of March 31, 2025 and December 31, 2024, allowances for prompt payment discounts were $0.4 million and $0.6 million, respectively.

The Oramed Note and Tranche B Notes

The Company has elected the fair value option to account for the Tranche B Notes (as defined in Note 2 “Liquidity and Going Concern” below) and the Oramed Note (as defined in Note 4 “Fair Value Measurements” below) that were issued in October 2024 and September 2023, respectively, as discussed further in Note 7. The Company recorded these financial instruments at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to these financial instruments were expensed as incurred. As of March 31, 2025 and December 31, 2024, the weighted-average interest rates for the short-term loans, including these financial instruments, were 8.35% and 6.67%, respectively.

Treasury Stock

The Company uses the cost method to account for repurchases of its stock. In the computation of net (loss) income per share, treasury shares are not included as part of the outstanding shares.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which will require additional expense disclosures for all public entities. The amendments require that at each interim and annual reporting period, an entity will disclose certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning with the fiscal year ending December 31, 2027, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the incremental disclosures that will be required in its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

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

On January 8, 2023, the Company entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement” and together with A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to each of the Standby Equity Purchase Agreements, the Company had the right, but not the obligation, to sell to each of Yorkville and B. Riley up to $500.0 million of shares of Common Stock at its request any time during the 36 months following the date on which the registration statement related to each such purchase agreement was initially declared effective by the SEC, subject to certain conditions, which are discussed further in Note 9. As consideration for Yorkville’s and B. Riley’s respective commitment to purchase shares of Common Stock at the Company’s direction, the Company issued 7,142 commitment shares to each of Yorkville (the “Yorkville Commitment Shares”) and B. Riley (the “B. Riley Commitment Shares”). On, and effective as of, February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

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

On June 27, 2023, Scilex Pharma entered into a Credit and Security Agreement (the “eCapital Credit Agreement”) with eCapital Healthcare Corp. (the “Lender”), pursuant to which the Lender made available loans (the “Revolving Facility”) in an aggregate principal amount of up to $30.0 million (the “Facility Cap”). The proceeds of the Revolving Facility were used for (i) transaction fees incurred in connection with the eCapital Credit Agreement, (ii) working capital needs of Scilex Pharma and (iii) other uses not prohibited under the eCapital Credit Agreement. See Note 7 for additional discussion of the terms of the eCapital Credit Agreement. On October 8, 2024, Scilex Pharma paid off the outstanding amount of all obligations and indebtedness of Scilex Pharma owing to the Lender under the eCapital Credit Agreement. Accordingly, the eCapital Credit Agreement, the related Loan Documents (as defined in the eCapital Credit Agreement) and the Subordination Agreement (each as defined in the eCapital Credit Agreement) were terminated, canceled and are of no further force and effect.

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by the Company effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, the Company was able to offer and sell (the “Offering”) shares of Common Stock up to $170.0 million (the “ATM Shares”), through or to the Sales Agents as part of the Offering. The Company had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers thereunder at any time. During the three months ended March 31, 2025, no sales of Common Stock had been made under the ATM Sales Agreement. During the three months ended March 31, 2024, the Company sold 2,637 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

On June 11, 2024, the Company entered into that certain Commitment Side Letter (the “Commitment Letter”) with FSF 33433 LLC (“FSF Lender”), pursuant to which FSF Lender committed to provide the Company a loan (the “FSF Loan”) in the aggregate amount of $100.0 million (the “Commitment Amount”). The Commitment Amount shall be payable as follows: (i) $85.0 million no later than the date that is 70 days following the date on which the Company receives the FSF Deposit (as defined below) (the “Outside Date” and the funding of the initial $85.0 million, the “Initial Closing”) and (ii) the remaining $15.0 million within 60 days following the Initial Closing (the funding of the second $15.0 million, the “Second Closing”). Pursuant to the Commitment Letter, FSF Lender was required to provide the Company a non-refundable deposit in immediately available funds in the aggregate principal amount of $10.0 million (the “FSF Deposit” and the date on which such funds are fully received, the “Deposit Date”), which amount was creditable towards the $85.0 million required to be funded by FSF Lender at the Initial Closing. The Company received the FSF Deposit on June 18, 2024 and issued to FSF Lender a warrant to purchase up to an aggregate of 3,250,000 shares of the Common Stock (subject to adjustment for any stock dividend, stock split or similar transaction, provided that there shall not be any adjustment to the exercise price of the warrant in the event the Company combines (by combination, reverse stock split or otherwise) its Common Stock into a smaller number of shares) (the “Deposit Warrant”), with an exercise price of $1.20 per share. The Deposit Warrant is immediately exercisable and will expire five years from the date of issuance.

On September 17, 2024, the Company entered into a Satisfaction Agreement (the “Satisfaction Agreement”) with FSF Lender and Endeavor Distribution LLC, a Delaware limited liability company and affiliate of FSF Lender (“Endeavor”), pursuant to which the remaining obligations in respect of the FSF Deposit shall be fully satisfied by the Company’s delivery of 28,000 cartons of ZTlido to Endeavor (the “Additional Product”), which delivery shall occur no later than December 31, 2024. Upon satisfaction of such remaining obligations, the Commitment Letter shall be terminated and of no further force or effect and neither FSF Lender nor the Company shall have any further liability or obligations thereunder. In consideration of Endeavor assuming the payment obligation of the Company in respect of the FSF Deposit, Endeavor would not be responsible for making any payment to the Company for (i) the product already delivered as of the date of such agreement in an amount of approximately $13.2 million and (ii) the Additional Product. Pursuant to the terms of the Satisfaction Agreement, if the Company was to fail to fully deliver the Additional Product by December 31, 2024, the Company shall be liable to Endeavor for liquidated damages in the amount of $20,000,000. In November 2024, the Company delivered the Additional Product to Endeavor and fully satisfied the remaining obligations in respect of the FSF Deposit.

On October 8, 2024, the Company entered into a securities purchase agreement (the “Tranche B Securities Purchase Agreement”) with certain institutional investors (collectively, the “Tranche B Investors”) and Oramed

Pharmaceuticals Inc. (“Oramed”, and together with the Tranche B Investors, the “Tranche B Noteholders”), to issue and sell, in a registered offering by the Company directly to the Tranche B Noteholders, a new tranche B of senior secured convertible notes of the Company in the aggregate principal amount of $50.0 million (the “Tranche B Notes”), which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a current conversion price equal to $36.40 per share. In exchange for the issuance of the Tranche B Notes to the Tranche B Investors, the Company has received an aggregate amount of $22,500,000 in cash, excluding fees and expenses payable by the Company. In consideration for the Tranche B Notes issued to Oramed, the Company has received from Oramed an exchange and reduction of the principal balance under the Oramed Note (as defined below) of $22,500,000.

As of March 31, 2025, the Company’s negative working capital was $247.0 million, including cash and cash equivalents of approximately $5.8 million. During the three months ended March 31, 2025, the Company had operating losses of $27.9 million and cash flows received from operating activities of $6.0 million. The Company had an accumulated deficit of $589.1 million as of March 31, 2025.

The Company has plans to obtain additional resources to fund its currently planned operations and expenditures and to service its debt obligations (whether under the Oramed Note, the FSF Deposit or otherwise) for at least twelve months from the issuance of these unaudited condensed consolidated financial statements through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. The Company’s plans are also dependent upon the success of future sales of ZTlido, ELYXYB and GLOPERBA, among which GLOPERBA and ELYXYB are still in the early stages of commercialization.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of each of March 31, 2025 and December 31, 2024, the contingent consideration associated with the Development Milestone Payment was $0.2 million, recorded in the other long-term liabilities.

GLOPERBA License Agreement

On June 14, 2022, the Company entered into a License and Commercialization Agreement with RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”) for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, which was amended by that First Amendment to License and Commercialization Agreement, dated as of January 16, 2025 (such agreement, as amended, the “Romeg License Agreement”). Under the Romeg License Agreement, among other things, Romeg granted the Company (1) a license, with the right to sublicense, under the patents and know-how specified therein, to (a) commercialize the pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Romeg U.S. Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products in the Romeg U.S. Territory and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Romeg U.S. Territory; and (2) an exclusive license, with a right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof (collectively, the “Licensed Trademark”) in connection with the commercialization of the Initial Licensed Product solely in the Romeg U.S. Territory; and (3) pursuant to the amendment thereto, a license, with the right to (a) sublicense under the know-how and, if any, patents existing worldwide other than the Romeg U.S. Territory (the “Romeg Ex-U.S. Territory”), as specified therein, to develop, manufacture and commercialize Licensed Products in the Romeg Ex-U.S. Territory and (b) use the Licensed Trademark in connection with the commercialization of the Licensed Products in the Romeg Ex-U.S. Territory. The Initial Licensed Product, GLOPERBA, was approved and made available in the United States in 2020.

As consideration for the license under the Romeg License Agreement, the Company agreed to pay Romeg (1) an up-front license fee of $2.0 million, (2) upon the Company’s achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (3) certain royalties in the mid-single digit percentage based on annual net sales of the Licensed Products attributable to sales of the Licensed Products occurring in the Romeg U.S. Territory during the Romeg U.S. Royalty Term, with a quarterly minimum royalty of $150,000, and (4) pursuant to the amendment thereto, (a) certain royalties at rates in the low-single digit percentage, based on annual net sales of the Licensed Products attributable to sales of License Products in the Romeg Ex-U.S. Territory during the Romeg Ex-U.S. Territory Royalty Term and (b) a one-time, non-refundable, non-creditable payment of $700,000. Pursuant to the amendment agreement, we also transferred to Romeg 22,267 shares of Common Stock.

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. For each of the three months ended March 31, 2025 and 2024, the Company made royalty payments in the amount of $0.2 million. No contingent consideration was recognized as a liability or included in the fair value of the assets as of March 31, 2025 or December 31, 2024.

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

As consideration for the acquisition, the Company assumed various rights and obligations under the asset purchase agreement between BDSI and Dr. Reddy’s Laboratories Limited, a company incorporated under the laws of India (“DRL”), dated August 3, 2021 (the “DRL APA”), including an irrevocable, royalty-free, exclusive license to know-how and patents of DRL related to ELYXYB that is necessary or used to exploit ELYXYB in the ELYXYB Territory. No cash consideration was or will be payable to the Sellers for such acquisition; however, the obligations under the DRL APA that were assumed by the Company include contingent sales and regulatory milestone payments and sales royalties. The Company is also obligated to make quarterly royalty payments to DRL on net sales of ELYXYB in the ELYXYB Territory. In April 2023, the Company launched ELYXYB in the U.S. As of each of March 31, 2025 and December 31, 2024, the Company had ending balances of accrued royalty payables of $0.1 million. During the three months ended March 31, 2025, the Company made royalty payments in the amount of $0.1 million. The Company did not make any royalty payments during the three months ended March 31, 2024. As of March 31, 2025, no sales or regulatory milestone payments had been accrued as there were no potential milestones yet considered probable of achievement.

ZTlido Rest of World License Agreement

On February 22, 2025 (the “Lido Effective Date”), Scilex Pharma entered into a License Agreement (the “Lido License Agreement”) with RoyaltyVest Ltd. (the “Licensee”) with respect to services, compositions, products, dosages and formulations comprising lidocaine that have been or are later developed by or on behalf of Scilex Pharma, including the product and any future product defined as a “Product” under Scilex Pharma’s existing (i) Product Development Agreement, dated as of May 11, 2011, with Oishi Koseido Co., Ltd. (“Oishi”) and Itochu, as amended, and (ii) the associated Commercial Supply Agreement, dated February 16, 2017, among Scilex Pharma, Oishi and Itochu, as amended, which include (a) ZTlido (lidocaine topical system) 1.8%, including the composition of matter with the NDC 69557-111-30 and (b) SP-103 (collectively, the “Lido Product”). The Lido License Agreement supersedes and replaces that certain Rest of World License Term Sheet the parties entered into on October 8, 2024.

Under the Lido License Agreement, Scilex Pharma granted to the Licensee during the Lido License Term (as defined below) a worldwide (other than the United States and certain territories stated in the Lido License Agreement), exclusive, non-transferable right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by Scilex Pharma to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Lido Products, in all cases solely for commercialization of the Lido Products outside of the United States and certain territories stated in the Lido License Agreement (the “Lido Licensee Territory”). The Licensee granted to Scilex Pharma a non-exclusive, non-transferable, right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the Licensor Territory (as defined therein), to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit Lido Product for commercialization of Lido Products in the Licensor Territory in the Field (as defined therein), and (ii) worldwide, to develop and manufacture Lido Product for commercialization in the Licensor Territory in the Field. Each of the Licensee and Scilex Pharma will receive 50% of the Net Revenue (as defined therein) generated, and the Licensee shall effect the foregoing by paying to Scilex Pharma its share of the Net Revenue on a quarterly basis.

Pursuant to the Lido License Agreement, the Licensee shall (i) use commercially reasonable efforts to obtain and maintain regulatory approval for the Lido Product in at least one Major Market Country (as defined therein) within 18 months after the Lido Effective Date, and (ii) commit $200,000, or its equivalent in kind, annually towards such efforts until it obtains regulatory approval for the Lido Product in the Lido Licensee Territory. Scilex Pharma shall use commercially reasonable and diligent efforts to obtain and maintain regulatory approvals for SP-103 and all existing Lido Products in each country or jurisdiction in the Licensor Territory.

The term of the Lido License Agreement commences on the Lido Effective Date and continues until expiration of the last to expire Licensed Patents (as defined therein), unless earlier terminated (the “Lido License Term”).

Gloperba Rest of World License Agreement

On February 28, 2025 (the “Gloperba Effective Date”), the Company entered into a License Agreement (the “Gloperba License Agreement”) with Scilex Pharma and the Licensee with respect to (i) services, compositions, products, dosages and formulations comprising Gloperba that have been or are later developed by or on behalf of the Company, including the product and any future product defined as a “Licensed Product” under the Romeg License Agreement, as amended and as may be further amended or restated from time to time, and (ii) any related, improved, successor or replacement forms of any such product Controlled (as defined therein) by the Company ((i) and (ii) together, the “Gloperba Product”).

Under the Gloperba License Agreement, the Company granted to the Licensee during the Gloperba License Term (as defined below) a worldwide, exclusive, non-transferable (except in connection with a permitted assignment of the Gloperba License Agreement) right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by the Company to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Gloperba Products, in all cases solely for commercialization of the Gloperba Products outside of the United States in the Field (as defined therein). The Licensee granted to the Company a non-exclusive, non-transferable (except in connection with a permitted assignment of the Gloperba License Agreement), right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the United States, to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit the Gloperba Product for commercialization of the Gloperba Products in the United States in the Field, and (ii) worldwide, to develop and manufacture the Gloperba Product for commercialization in the United States in the Field. Each of the Licensee and the Company will receive 50% of the Net Revenue (as defined therein) generated based on Licensee’s sale of the Gloperba Products, and the Licensee shall effect the foregoing by paying to the Company an amount required for the Company to receive its share of the Net Revenue on a quarterly basis.

Pursuant to the Gloperba License Agreement, the Licensee shall obtain and maintain regulatory approval for the Gloperba Product outside of the United States in accordance with its own business judgment and in its sole and absolute discretion.

Promptly after the Gloperba Effective Date, the Company is required to (i) facilitate an introduction between the Licensee and the Company’s contract manufacturer of the Gloperba Product (the “Gloperba CMO”) as of the Gloperba Effective Date, and (ii) use reasonable efforts to cause such Gloperba CMO to accept a direct engagement with the Licensee for the manufacturing or supply of the Gloperba Product in finished dosage form. In addition, the Company agreed to appoint the Licensee as its exclusive distributor of the Gloperba Product in the entire world other than the United States during the Gloperba License Term.

The term of the Gloperba License Agreement commences on the Gloperba Effective Date and continues until expiration of the last to expire Licensed Patents (as defined therein), unless earlier terminated (the “Gloperba License Term”).

Elyxyb Rest of World License Agreement

On February 28, 2025 (the “Elyxyb Effective Date”), the Company entered into a License Agreement (the “Elyxyb License Agreement”) with Scilex Pharma and the Licensee with respect to (i) services, compositions, products, dosages and formulations comprising Elyxyb that have been or are later developed by or on behalf of the Company, including the product and any future product defined as a “Licensed Product” under the Elyxyb APA, as amended and as may be further amended or restated from time to time, and (ii) any related, improved, successor or replacement forms of any such product Controlled (as defined therein) by the Company ((i) and (ii) together, the “Elyxyb Product”).

Under the Elyxyb License Agreement, the Company granted to the Licensee during the Elyxyb License Term (as defined below) a worldwide, exclusive, non-transferable (except in connection with a permitted assignment of the Elyxyb License Agreement) right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by the Company to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Elyxyb Products, in all cases solely for commercialization of the Elyxyb Products outside of the United States in the Field (as defined therein). The Licensee granted to the Company a non-exclusive, non-transferable (except in connection with a permitted assignment of the Elyxyb License Agreement), right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the United States, to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit Elyxyb Product for commercialization of Elyxyb Products in the United States in the Field, and (ii) worldwide, to develop and manufacture Elyxyb Product for commercialization in the United States in the Field. Each of the Licensee and the Company will receive 50% of the Canadian Net Revenue (as defined therein) generated based on the Licensee’s sale of the Elyxyb Products, and the Licensee shall effect the foregoing by paying to the Company an amount required for the Company to receive its share of the Canadian Net Revenue on a quarterly basis.

Pursuant to the Elyxyb License Agreement, the Licensee shall obtain and maintain regulatory approval for the Elyxyb Product outside of the United States in accordance with its own business judgment and in its sole and absolute discretion.

Promptly after the Elyxyb Effective Date, the Company is required to (i) facilitate an introduction between the Licensee and CPL as of the Elyxyb Effective Date, and (ii) use reasonable efforts to cause CPL to accept a direct engagement with the Licensee for the manufacturing or supply of the Elyxyb Product in finished dosage form. In addition, the Company agreed to appoint the Licensee as its exclusive distributor of the Elyxyb Product in the entire world other than the United States during the Elyxyb License Term.

The term of the Elyxyb License Agreement commences on the Elyxyb Effective Date and continues until expiration of the last to expire Licensed Patents (as defined therein), unless earlier terminated (the “Elyxyb License Term”).

4. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	March 31, 2025
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$14,962	$—	$—	$14,962
Tranche B Notes	24,480	—	—	24,480
Purchased revenue liability	7,300	—	—	7,300
Derivative liabilities	7,894	—	—	7,894
Other long-term liabilities	155	—	—	155
Total liabilities measured at fair value	$54,791	$—	$—	$54,791

	December 31, 2024
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$12,161	$—	$—	$12,161
Tranche B Notes	23,560	—	—	23,560
Purchased revenue liability	6,800			6,800
Derivative liabilities	18,303	—	—	18,303
Other long-term liabilities	155	—	—	155
Total liabilities measured at fair value	$60,979	$—	$—	$60,979

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed in the principal amount of $101.9 million (the “Oramed Note”) (see Note 7). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of March 31, 2025 and December 31, 2024 was determined to be $15.0 million and $12.2 million, respectively, by applying a discount rate of 129.07% and 128.82%, respectively. For the three months ended March 31, 2025 and 2024, the Company recorded a loss of $2.8 million and $3.8 million in change in fair value of the Oramed Note in the unaudited condensed consolidated statements of operations, respectively.

Tranche B Notes

In October 2024, the Company entered into the Tranche B Securities Purchase Agreement to issue and sell the Tranche B Notes in the principal amount of $50.0 million (see Note 7). The Company elected the fair value option to account for the Tranche B Notes with any changes in the fair value of such notes recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Tranche B Notes are measured at fair value on a recurring basis using Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the Tranche B Notes. The fair value as of March 31, 2025 and December 31, 2024, was determined to be $24.5 million and $23.6 million, respectively. For the three months ended March 31, 2025, the Company recorded a loss of $2.5 million in change in fair value of the Tranche B Notes in the unaudited condensed consolidated statement of operations.

Purchased Revenue Liability

In October 2024, the Company entered into a Purchase and Sale Agreement (“ZTlido Royalty Purchase Agreement”) with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed (see Note 7). In February 2025, the Company also entered into a Purchase and Sale Agreement (“Gloperba-Elyxyb Royalty Purchase Agreement”) with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed (see Note 7). The Company elected the fair value option for the purchased revenue liability for both agreements with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a Scenario-Based Method valuation technique to measure the fair value of the purchased revenue liability. The aggregate fair value of both agreements as of March 31, 2025 and December 31, 2024, was determined to be $7.3 million and $6.8 million, respectively. For the three months ended March 31, 2025, the Company recorded a loss of $0.8 million in change in fair value of the purchased revenue liability in the unaudited condensed consolidated statement of operations.

Derivative Liabilities

The Company recorded a gain of $10.4 million for the three months ended March 31, 2025, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, Deposit Warrant, the October 2024 Noteholder Warrants, and December 2024 RDO Common Warrants (each as defined below). The Company recorded a loss of $0.5 million for the three months ended March 31, 2024, attributed to warrant liability consisting of the Private Warrants and the February 2024 BDO Firm Warrants. The Company assumed the private placement warrants from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”).

As of March 31, 2025, the following warrants to purchase Common Stock that are included in derivative liabilities were outstanding: 1,000,000 Private Warrants, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock, 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock, 15,000,000 April 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock, 3,250,000 Deposit Warrant, which are currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock, 7,500,000 October 2024 Noteholder Warrants, which are currently exercisable for an aggregate of up to 214,284 shares of Common Stock, and 57,512,958 December 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 1,642,871 shares of Common Stock. As of March 31, 2025, the fair value of derivative warrant liabilities related to these warrants was $7.9 million.

The following table includes a summary of the derivative liabilities measured at fair value during the three months ended March 31, 2025 (in thousands):

Fair Value
Ending Balance as of December 31, 2024	$18,303
Change in fair value measurement	(10,409)
Ending Balance as of March 31, 2025	$7,894

Warrant Liability Measurement

The derivative warrant liability was valued using the Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrant is the expected volatility of the Common Stock. The expected volatility assumption is based on the Company’s historical volatility, historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants (as defined below), described in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K.

A summary of the inputs used in valuing the derivative warrant liabilities as of March 31, 2025 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	April 2024 RDO Common Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)
Exercise price	$402.50	$59.50	$38.50	$1.20	$36.40	$22.72	$22.72
Term, in years	2.61	3.93	4.07	4.22	4.52	4.70	2.20
Volatility	109.0%	85.0%	83.0%	76.0%	80.0%	79.0%	98.0%
Risk-free rate	3.85%	3.88%	3.89%	3.89%	3.90%	3.91%	3.85%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

A summary of the inputs used in valuing the derivative warrant liabilities as of December 31, 2024 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	April 2024 RDO Common Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)
Exercise price	$402.50	$59.50	$38.50	$1.20	$36.40	$22.72	$22.72
Term, in years	2.86	4.18	4.32	4.47	4.77	4.95	2.45
Volatility	109.0%	81.0%	80.0%	73.0%	77.0%	76.0%	95.0%
Risk-free rate	4.22%	4.29%	4.30%	4.30%	4.32%	4.33%	4.21%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock to Aardvark, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 9.6%. As of each of March 31, 2025 and December 31, 2024, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

5. Balance Sheet Components

Investments

Convertible Promissory Note

On August 9, 2024, Denali Capital Acquisition Corp. (“Denali”) issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $180,000 to the Company. The Convertible Promissory Note was issued with an initial principal balance of $15,063.74, with the remaining $164,936.26 drawable at Denali’s request and upon the consent of the Company prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of Denali’s initial business combination or (ii) the date of the liquidation of Denali. Any future drawdowns of the remaining $164,936.26 principal amount available under the Convertible Promissory Note are expected to fund future one-month extensions as necessary to provide additional time for Denali to complete a business combination. At the option of the Company, upon consummation of an initial business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of Denali, at a conversion price of $10.00 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the private placement shares that were issued to Denali Capital Global Investments, LLC, a Cayman Islands limited liability company (the “Sponsor”), in connection with Denali’s initial public offering (the “IPO”). In the event that Denali does not consummate an initial business combination, the Convertible Promissory Note will be repaid only from funds held outside of the trust account established in connection with the IPO or will be forfeited, eliminated or otherwise forgiven. No interest shall accrue on the unpaid principal balance of the Convertible Promissory Note. As of March 31, 2025 and December 31, 2024, the balance of the Convertible Promissory Note was $120.5 thousand and $75.3 thousand, respectively, as a result of additional draws after the initial amount.

Semnur Business Combination Agreement and Sponsor Interest Purchase Agreement

On August 30, 2024, Semnur entered into an agreement and plan of merger (as may be amended or restated from time to time in accordance with its terms, including by Amendment No. 1 thereto, dated as of April 16, 2025 (“Amendment No.1”), the “Semnur Business Combination Agreement”) with Denali and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”).

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

In accordance with the terms and subject to the conditions of the Semnur Business Combination Agreement, following the Domestication and at the effective time of the Semnur Business Combination (the “Effective Time”): (i) each share of common stock, par value $0.00001 per share, of Semnur (the “Semnur Common Stock”), issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, a number of New Semnur Common Shares equal to the Exchange Ratio (as defined in the Semnur Business Combination Agreement); (ii) each share of Series A preferred stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, (a) one New Semnur Preferred Share and (b) one-tenth of one New Semnur Common Share, and (iii) subject to Denali’s receipt of the Option Exchange Approval (as defined in the Semnur Business Combination Agreement), each option to purchase a share of Semnur Common Stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio. Pursuant to Amendment No. 1, among other things, the parties agreed to (i) modify certain covenants of the parties to address the potential delisting of the Denali ordinary shares and warrants from the Nasdaq Capital Market, (ii) extend the Outside Date (as defined in Amendment No. 1) to September 30, 2025, and (iii) require Denali to amend its organizational documents to extend the period of time within which Denali can complete a business combination to December 11, 2025, or such other date that is mutually agreed to by Semnur and Denali.

The Company defers specific incremental costs directly attributable to the Semnur Business Combination, such as legal, accounting and other general and administrative costs. After the consummation of the Semnur Business Combination, these costs will be classified in stockholders’ deficit as a reduction of additional paid-in capital recorded as a result of the Semnur Business Combination. In the event the Semnur Business Combination Agreement is terminated, all deferred offering costs will be reclassified to general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, deferred offering costs related to the Semnur Business Combination totaled $6.8 million and $6.0 million, respectively, and were included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets.

In connection with the execution and delivery of the Semnur Business Combination Agreement, the Sponsor and the Company entered into a Sponsor Interest Purchase Agreement (the “SIPA”) dated August 30, 2024 (the “Signing Date”). Pursuant to the SIPA, the Company agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share, of Denali (the “Purchased Interests”) that are currently held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 8,571 shares of Common Stock. Pursuant to the SIPA, the Company has paid the Cash Consideration on the Signing Date and has agreed to issue Common Stock to the Sponsor contingent upon and following the occurrence of the Effective Time. The Company accounted for this promise to issue shares at a future date as an equity classified instrument as it is indexed to the Company’s own stock and meets the conditions to be classified in equity under FASB ASC 815, Derivatives and Hedging. The Purchased Interests will convert automatically, on a one-for-one basis, into one New Semnur Common Share at the effective time of the Domestication pursuant to the terms of the Semnur Business Combination Agreement. The Company determined it does not have significant influence over Denali and accounted for the Purchased Interests as equity securities at the transaction price, which consists of the $2,000,000 paid by the Company to the Sponsor and the value of the 8,571 shares of the Common Stock at the closing price of $40 per share on the Signing Date for a total of $2.3 million. The Company elected to subsequently measure the investment at cost less any impairment. As of each of March 31, 2025 and December 31, 2024, the Company’s investment in the Purchased Interests had a balance of $2.3 million. No impairment loss was recognized during the three months ended March 31, 2025.

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Construction in progress	$689	$689
Furniture	17	17
Computers and equipment	16	16
Leasehold improvements	50	50
Property and equipment, gross	772	772
Less: Accumulated depreciation	(65)	(64)
Property and equipment, net	$707	$708

The Company recognized depreciation expense of $1.0 thousand and $4.0 thousand for the three months ended March 31, 2025 and 2024, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued professional service fees	$2,153	$667
Accrued sales and marketing costs	337	876
Accrued research and development costs	182	315
Accrued tax payable	663	876
Accrued others	147	107
Accrued expenses	$3,482	$2,841

6. Goodwill and Intangible Assets

As of March 31, 2025 and December 31, 2024, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the three months ended March 31, 2025 and 2024.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives, with remaining useful lives ranging from 6.58 to 12.75 years. A summary of the Company’s identifiable intangible assets as of March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$18,314	$14,316
Acquired technology	21,940	9,509	12,431
Acquired licenses	5,711	1,007	4,704
Assembled workforce	500	500	—
Total intangible assets	$60,781	$29,330	$31,451

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$17,770	$14,860
Acquired technology	21,940	9,143	12,797
Acquired licenses	5,711	915	4,796
Assembled workforce	500	500	—
Total intangible assets	$60,781	$28,328	$32,453

As of March 31, 2025, the weighted average remaining life for identifiable intangible assets was 8.3 years. Aggregate amortization expense was $1.0 million for each of the three months ended March 31, 2025 and 2024. Patent rights, acquired technology and acquired licenses are amortized over a 15-year period.

Estimated future amortization expense related to intangible assets as of March 31, 2025 is as follows (in thousands):

Amount
2025 (Remainder of 2025)	$3,004
2026	4,006
2027	4,006
2028	4,006
2029	4,006
Thereafter	12,423
Total	$31,451

7. Debt

The Oramed Note

On September 21, 2023, the Company entered into a securities purchase agreement with Oramed (the “Scilex-Oramed SPA”), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, was to mature on March 21, 2025. It is payable in six principal installments, with the first installment of $5.0 million payable on December 21, 2023, the second installment in the principal amount of $15.0 million payable on March 21, 2024, the next three installments each in the principal amount of $20.0 million payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) 4% and (y) Term SOFR (as defined in the Oramed Note) and (2) 8.5%, payable in-kind on a monthly basis. Pursuant to the Oramed Note, since the outstanding principal of the Oramed Note was not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3.1 million has been earned with respect to the Oramed Note, which shall be due and payable on the date on which the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus 15% or (ii) the maximum rate permitted under applicable law. Voluntary prepayments made before the one-year anniversary of the closing date of the Scilex-Oramed SPA must include a make-whole amount equal to 50% of the additional interest that would accrue on the principal amount so prepaid from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, repayment is required at a mandatory default rate of 125% of the principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring use of 70% of net cash proceeds from any Cash Sweep Financing (as defined in the Oramed Note) or advances under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal after the earlier of April 1, 2024 or full repayment of Acceptable Indebtedness (as defined in the Oramed Note). Following each of the April 2024 RDO (as defined below and as described under Note 9), the receipt of the FSF Deposit (as described below) and the ATM Sales Agreement, the Company made a mandatory prepayment of $9,578,835, $7,000,000 and $1,760,796, respectively, to Oramed, which equals 70% of the net cash proceeds the Company received from each of the April 2024 RDO, the FSF Deposit and the sale of shares of Common Stock pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

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

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of March 31, 2025, the fair value of the Oramed Note was $15.0 million, which is classified as a current liability in the unaudited condensed consolidated balance sheets.

On September 20, 2024, the Company and Oramed entered into a Letter Agreement (the “Oramed Letter Agreement”), pursuant to which the Company agreed to pay to Oramed $2,000,000 (the “Specified September Payment”) on September 23, 2024, which payment was applied as follows: (i) $1,700,000 was applied to the amortization payment due under the Oramed Note on the March 21, 2025 (the “Maturity Date”) and (y) $300,000 to purchase an aggregate of 4,000,000 SPAC Warrants (as defined below, which are currently exercisable for an aggregate of up to 114,286 shares of Common Stock) owned by Oramed.

The parties further agreed, upon receipt of the Specified September Payment by Oramed, (i) that notwithstanding the minimum Liquidity (as defined in the Oramed Note) requirements set forth in Section 7(b)(x) of the Oramed Note, the Company and its Subsidiaries (as defined in the Oramed Note) shall be required to maintain the following minimum liquidity during the specified time periods instead: from and after September 19, 2024 until the Maturity Date, $0, and (ii) to extend the due date of the $20,000,000 amortization payment from September 23, 2024 to September 30, 2024. Oramed further agreed to extend such due date to October 8, 2024, on which date a consent and amendment letter was signed with Oramed under which: (i) the Company made a payment of $12,500,000 to Oramed in lieu of the payment due on September 23, 2024, using the proceeds from the issuance of the Tranche B Notes, and (ii) the remaining payments under the Oramed Note were amended as follows: installment payment of $15,000,000 payable on December 21, 2024, which payment was made on December 13, 2024, and the remaining principal balance, accrued interest and fees payable on the Maturity Date. On January 21, 2025, the Company and Oramed agreed to extend the Maturity Date under and as set forth in the Oramed Note from March 21, 2025 to December 31, 2025. In consideration of such extension, SCLX JV agreed to deliver to Oramed an aggregate of 92,857 shares of Common Stock held by SCLX JV, with a fair value of $1.4 million on the date of delivery, which was recorded as financing costs within the selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of March 31, 2025 and December 31, 2024, the fair value of the Oramed Note was $15.0 million and $12.2 million, respectively, which is classified as debt, current in the consolidated balance sheets.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

March 31,
2025
Ending Balance as of December 31, 2024	$12,161
Change in fair value of Oramed Note – recorded in the consolidated statements of operations	2,801
Ending Balance as of March 31, 2025	$14,962

Tranche B Notes

On October 8, 2024, the Company entered into the Tranche B Securities Purchase Agreement with the Tranche B Investors and Oramed to refinance a portion of the Oramed Note and pay off certain other indebtedness of the

Company. Pursuant to the Tranche B Securities Purchase Agreement, the Company agreed to issue and sell, in a registered offering by the Company directly to the Tranche B Noteholders: (i) the Tranche B Notes, which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a current conversion price equal to $36.40 per share and (ii) warrants (the “October 2024 Noteholder Warrants”) to purchase up to 214,284 shares of Common Stock directly to the Tranche B Noteholders.

In exchange for the issuance of the Tranche B Notes to the Tranche B Investors, the Company has received an aggregate amount of $22,500,000 in cash, excluding fees and expenses payable by the Company. In consideration for the Tranche B Notes issued to Oramed, the Company has received from Oramed an exchange and reduction of the principal balance under the Oramed Note of $22,500,000.

The October 2024 Noteholder Warrants are immediately exercisable for cash at a current exercise price equal to $36.40 per share and will expire five years from the issuance date. The October 2024 Noteholder Warrants issued to the Tranche B Investors are initially exercisable for 107,142 shares of Common Stock in the aggregate. The October 2024 Noteholder Warrants issued to Oramed are initially exercisable for 107,142 shares of Common Stock.

In connection with the offering of the Tranche B Notes, the Company issued to StockBlock Securities LLC (“StockBlock”) and its affiliate, Rodman & Renshaw LLC (together, the “October 2024 Placement Agents”) or their respective designees, (i) 62,794 shares of Common Stock (the “October 2024 Placement Agent Shares”) and (ii) warrants to purchase up to 104,848 shares of Common Stock (the “October 2024 Placement Agent Warrants”). The October 2024 Placement Agent Warrants will have the same terms as the October 2024 Noteholder Warrants, except that the October 2024 Placement Agents have agreed not to exercise the October 2024 Placement Agent Warrants for a period of 180 days following the date of issuance.

In conjunction with the Tranche B Securities Purchase Agreement, the Company entered into the ZTlido Royalty Purchase Agreement for $5.0 million of the aggregate purchase price for the ZTlido Purchased Receivables (as defined below) in full consideration for the sale, transfer, conveyance and granting of the ZTlido Purchased Receivables, subject to the terms and conditions set forth in the ZTlido Royalty Purchase Agreement. The $50.0 million of total proceeds received were allocated based on their relative fair value to the Tranche B Notes, the October 2024 Noteholder Warrants, and the ZTlido Royalty Purchase Agreement, with the excess of fair value over the proceeds received in amount of $2.6 million recognized as a loss upon issuance in change in fair value of debt and liability instruments in the consolidated statements of operations during the year ended December 31, 2024.

Pursuant to the Tranche B Notes, commencing on January 2, 2025, the Company was required to redeem in cash (the “First Amortization Payment”) such portion of the principal amount of the Tranche B Notes equal to each Tranche B Noteholder’s Holder Pro Rata Amount (as defined in the Tranche B Notes) of $6,250,000 per fiscal quarter at a redemption price equal to 100% of such Amortization Amount (as defined in the Tranche B Notes).

On January 2, 2025, the Company entered into a deferral and consent letter with each of (i) Nomis Bay Ltd and BPY Limited (the “Nomis Bay Consent”), (ii) Oramed (the “Oramed Consent”) and (iii) 3i, LP (the “3i Consent” and, collectively with the Nomis Bay Consent and the Oramed Consent, the “Tranche B Consents”), respectively, pursuant to which the Tranche B Noteholders agreed to defer the Company’s obligation to make the First Amortization Payment until January 31, 2025 and then further to October 8, 2026. In consideration of such deferral, (i) SCLX JV delivered to the Tranche B Noteholders an aggregate of 142,855 shares of Common Stock held by SCLX JV, with a fair value of $2.2 million on the date of delivery, which was recorded as financing costs within the selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations, (ii) the Company paid an aggregate of $1.1 million in respect of a portion of the First Amortization Payment and related make-whole interest, and (iii) the Company entered into the Gloperba-Elyxyb Royalty Purchase Agreement (as described below).

The following table provides a summary of the changes in the balance and the estimated fair value of the Tranche B Notes (in thousands):

March 31,
2025
Ending Balance as of December 31, 2024	$23,560
Repayment of Tranche B Notes principal and interest	(1,596)
Change in fair value of Tranche B Notes	2,516
Ending Balance as of March 31, 2025	$24,480

Aggregate principal repayments for the Company’s outstanding debt will be $46.3 million and $19.3 million in 2025 and 2026, respectively.

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

In full consideration for the sale, transfer, conveyance and granting of the ZTlido Purchased Receivables, and subject to the terms and conditions set forth in the ZTlido Royalty Purchase Agreement, the aggregate purchase price for the ZTlido Purchased Receivables was $5.0 million (net of expenses of the ZTlido Royalty Purchasers). The ZTlido Royalty Investors paid to Scilex Pharma an aggregate amount equal to $2.5 million minus the expenses of the ZTlido Royalty Investors and Oramed paid to Scilex Pharma an amount equal to $2.5 million minus Oramed’s expenses (the amount so paid by the ZTlido Royalty Purchasers, collectively, the “ZTlido RPA Closing Payment”). Oramed’s portion of the purchase price was paid by exchanging a portion of the outstanding principal balance under the Oramed Note equivalent to its portion of the ZTlido RPA Closing Payment, which amount extinguished and reduced $2.5 million of the outstanding balance under the Oramed Note.

The ZTlido Royalty Purchase Agreement terminates six months following receipt by the ZTlido RPA Purchasers of all payments of the ZTlido Purchased Receivables to which each ZTlido RPA Purchaser is entitled during the period commencing on the closing date of the ZTlido Royalty Purchase Agreement and expiring on the tenth anniversary of such closing date.

The Company elected the fair value option for the ZTlido Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of each of March 31, 2025 and December 31, 2024, the fair value of the ZTlido Royalty Purchase Agreement was $6.8 million, recorded as a purchased revenue liability on the consolidated balance sheets. The Company incurred $0.2 million of issuance costs in connection with the ZTlido Royalty Purchase Agreement, which were included in the consolidated statement of operations for the year ended December 31, 2024.

The following table summarizes the purchased revenue liability activity related to ZTlido Royalty Purchase Agreement during the three months ended March 31, 2025 (in thousands):

March 31,
2025
Ending Balance as of December 31, 2024	$6,800
Repayment of purchased revenue liability	(797)
Change in fair value of purchased revenue liability	797
Ending Balance as of March 31, 2025	$6,800

Gloperba-Elyxyb Royalty Purchase Agreement

On February 28, 2025 (the “Gloperba-Elyxyb Closing Date”), the Company entered into the Gloperba-Elyxyb Royalty Purchase Agreement with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed (together with the Gloperba-Elyxyb Royalty Investors, the “Gloperba-Elyxyb RPA Purchasers”). Pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement, Scilex Pharma transferred to the Gloperba-Elyxyb RPA Purchasers the right to receive 4% of all aggregate net sales worldwide (the “Gloperba-Elyxyb Purchased

Receivables”) with respect to Gloperba, Elyxyb, and any related, improved, successor, replacement and/or varying dosage forms of the foregoing (the “Gloperba-Elyxyb Covered Products”).

In consideration of the Further Deferral and representing the “grant of the Royalty and Exclusive Rights” (as defined in the Term Sheet), during the period commencing on the Gloperba-Elyxyb Closing Date and expiring on the tenth anniversary of the Gloperba-Elyxyb Closing Date (the “Gloperba-Elyxyb Payment Term”), Scilex Pharma shall pay to each Gloperba-Elyxyb RPA Purchaser, by wire transfer of immediately available funds in U.S. dollars to such Gloperba-Elyxyb RPA Purchaser’s account, such Gloperba-Elyxyb RPA Purchaser’s Specified Percentage (as defined in the Gloperba-Elyxyb Royalty Purchase Agreement) of the Covered Product Revenue Payments (each as defined in the Gloperba-Elyxyb Royalty Purchase Agreement) for each calendar quarter no later than 60 calendar days after the end of each calendar quarter.

The Gloperba-Elyxyb Royalty Purchase Agreement shall terminate six months following receipt by the Gloperba-Elyxyb RPA Purchasers of all payments of the Gloperba-Elyxyb Purchased Receivables to which each Gloperba-Elyxyb RPA Purchaser is entitled during the Gloperba-Elyxyb Payment Term.

The Company elected the fair value option for the Gloperba-Elyxyb Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of each of February 28, 2025 and March 31, 2025, the fair value of the ZTlido Royalty Purchase Agreement was $0.5 million, recorded as a purchased revenue liability on the unaudited condensed consolidated balance sheet.

8. Sorrento Stock Purchase Agreement

Sorrento Stock Purchase Agreement

On September 21, 2023, the Company entered into that certain Stock Purchase Agreement (the “Sorrento SPA”) with Sorrento Therapeutics, Inc. (“Sorrento”), the Company’s then-controlling stockholder, pursuant to which the Company purchased from Sorrento (i) 1,716,245 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (iii) 1,386,617 Public Warrants (as defined below), which are currently exercisable for an aggregate of up to 39,617 shares of Common Stock and 3,104,000 Private Warrants (collectively, the “Purchased Securities”), which are currently exercisable for an aggregate of up to 88,685 shares of Common Stock. As a result, Sorrento no longer holds a majority of the voting power of the Company’s outstanding capital stock entitled to vote. On the same day, the Company and Oramed entered into the Scilex-Oramed SPA. The Company concluded that the Sorrento SPA and the Scilex-Oramed SPA were entered in contemplation of each other and the issuance of the Oramed Note was accounted as part of the consideration payable for the Purchased Securities acquired from Sorrento.

Pursuant to the terms of the Scilex-Oramed SPA, the Company issued the Oramed Note (see Note 7), which replaced Sorrento’s outstanding obligations to Oramed, warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock (the “Closing Penny Warrant”) with an exercise price of $0.01 per share and restrictions on exercisability, and warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock (the “Subsequent Penny Warrants” and together with the Closing Penny Warrant, the “Penny Warrants”), each with an exercise price of $0.01 per share and each with restrictions on exercisability. Additionally, the Company agreed to transfer to Oramed 4,000,000 SPAC Warrants (as defined below, which are currently exercisable for an aggregate of up to 114,286 shares of Common Stock), which were acquired by the Company under the Sorrento SPA. There was no change in the terms for the warrants transferred to Oramed as a result of the transactions described above. The remaining consideration for the Purchased Securities was comprised of a credit bid for all amounts of principal and accrued but unpaid interest outstanding under the agreement that the Company entered into in July 2023, to provide Sorrento with a non-amortizing super-priority junior secured term loan facility (“Junior DIP Facility”) in an aggregate principal amount of $20.0 million, a $10.0 million cash payment, and the assumption and assignment of certain obligations of Sorrento for legal fees and expenses amounting to approximately $12.3 million.

The Company allocated the total consideration between the repurchased instruments by allocating to the repurchased Private Warrants their full value, with the remaining consideration allocated to the Common Stock, Preferred Stock, and Public Warrants (as defined below) based on their relative fair values as of September 21, 2023.

Before the closing of the Sorrento SPA transactions and in connection with the transactions contemplated by the Sorrento SPA, the Company formed two entities: (a) Scilex DRE Holdings LLC (“Holdco”), a single purpose entity that is the Company’s direct wholly owned subsidiary and (b) SCLX JV, a single purpose bankruptcy-remote entity that is the Company’s indirect wholly owned subsidiary, which was formed to hold the Purchased Securities. Holdco was formed to hold all of the equity interests in SCLX JV. Holdco and SCLX JV are parties to the Security Agreement and Subsidiary Guarantee (see Note 2).

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

Treasury Stock

The Common Stock that has been repurchased by the Company under the Sorrento SPA is not intended for constructive retirement and is being held as collateral for the Oramed Note. In accordance with treasury stock accounting guidance, the consideration allocated to Common Stock is presented under a separate caption of Treasury Stock as a reduction of equity.

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

As of each of March 31, 2025 and December 31, 2024, there were 6,500,000 Penny Warrants outstanding that were fully vested and such warrants became exercisable on March 14, 2025.

Excise Tax

In December 2022, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued guidelines on the implementation of the new code section added by the Inflation Reduction Act of 2022, which imposes a 1% excise tax on the total fair market value of stock repurchases during the tax year, subject to adjustments. Pursuant to the terms of the Sorrento SPA, the Company repurchased the Purchased Securities from Sorrento. The total fair market value of the Purchased Securities was offset by the fair market value of the shares issued during the year ended December 31, 2023. The Company has accrued $1.3 million of the excise tax liability during the year ended December 31, 2023, which was recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2025, the Company made a total of $0.2 million payments for the excise tax. As of March 31, 2025, the remaining balance of the excise tax liability recorded as accrued expenses was $0.6 million.

9. Stockholders’ Deficit

SPAC Warrants

Upon the completion of the Business Combination, the Company assumed the Private Warrants and the public warrants to purchase Common Stock, each with an exercise price of $402.50 per whole share (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”).

Holders of the SPAC Warrants are entitled to acquire shares of Common Stock. The SPAC Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

If the reported last sale price of the Common Stock equals or exceeds $630.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, the Company may redeem all the Public Warrants at a price of $0.01 per warrant upon not less than 30 days’ prior written notice.

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

During the year ended December 31, 2023, the SPAC Warrants held by Sorrento were repurchased, and certain of such warrants transferred to Oramed, as a result of the Sorrento SPA (refer to Note 8). On September 20, 2024, the Company repurchased 4,000,000 of the SPAC Warrants (which are currently exercisable for an aggregate of up to 114,286 shares of Common Stock) held by Oramed (refer to Note 7). Following the repurchase, these warrants were cancelled.

As of each of March 31, 2025 and December 31, 2024, 5,467,692 Public Warrants, which are currently exercisable for an aggregate of up to 156,220 shares of Common Stock are outstanding.

As of each of March 31, 2025 and December 31, 2024, 1,000,000 Private Warrants, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock are outstanding.

Preferred Stock

The Company is authorized to issue 45,000,000 shares of preferred stock (the “Preferred Stock”) of which there are two series in total.

Series A Preferred Stock

As of March 31, 2025 and December 31, 2024, there were 29,057,097 shares of Series A Preferred Stock outstanding. On September 21, 2023, the Series A Preferred Stock was repurchased and derecognized for accounting purposes. The Series A Preferred Stock is currently held as collateral for the Oramed Note.

Series 1 Preferred Stock

On October 27, 2024, the Board declared a stock dividend (the “Dividend”) consisting of an aggregate of 5,000,000 shares (the “Dividend Stock”) of Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share, of the Company (the “Series 1 Preferred Stock”) to record holders of certain of the Company’s securities as of the close of business on November 7, 2024 (which date was subsequently changed to May 2, 2025) (the “Record Date”). Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on October 28, 2024, the Series 1 Preferred Stock ranks senior to the Common Stock but junior to all other series of Preferred Stock with respect to distributions of assets upon voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The holders of Series 1 Preferred Stock may become entitled to a pro rata portion of the number of shares that represents the lesser of (a) 10% of the shares of the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted), held by the Company as of immediately prior to the Effective Time (as defined below) (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction) and (b) that number of shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) equal to $200,000,000 divided by the closing price of such Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) on any national securities exchange on which such shares are listed on the date that is 10 trading days prior to the Determination Date (as defined below), which shares shall be paid from the shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) held by the Company as of immediately prior to the Effective Time (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction). Furthermore, the holders of Series 1 Preferred Stock shall not be entitled to receive any dividends and shall not have any voting rights by virtue of their ownership of any shares of Series 1 Preferred Stock.

For purposes of the Certificate of Designation, (a) “Effective Time” means the effective time of the Semnur Business Combination as determined under the terms of the Semnur Business Combination Agreement, (b) “Determination Date” means, if the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) is listed for, and trading on, any national securities exchange, the date that is 15 trading days following the Registration Date, (c) “Registration Date” means the earlier of (i) the Effective Time, at which time the shares of Semnur Common Stock (or such other securities into which or for which such stock has been exchanged or converted) are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and (ii) the time at which the Registration Statement is declared effective by the SEC and (d) “Registration Statement” means a registration statement, whether under the Exchange Act, or the Securities Act of 1933, as amended (the “Securities Act”), that is filed by Semnur or any successor thereto or affiliate thereof with respect to the registration of the Semnur Common Stock or any securities into which or for which such stock may be exchanged or converted. The Board has the right to change the Record Date and the right to revoke the Dividend at any time prior to the payment date therefor. There can be no assurance that the Board will not revoke the Dividend or that, even if such Dividend is paid, the conditions for the mandatory exchange set forth in the Certificate of Designations will ever occur (including that the Registration Date shall have occurred on or before 11:59 p.m. Eastern time on October 28, 2025).

The Series 1 Preferred Stock does not have any bifurcated features and is classified in equity at par value because the Company had an accumulated deficit position as of Dividend Stock declaration date. As of March 31, 2025 and as of the date of this filing, none of the Dividend Stock or any shares of the Series 1 Preferred Stock were issued or distributed.

Treasury Stock

As of March 31, 2025 and December 31, 2024, there were 1,458,263 and 1,716,245 shares of Treasury Stock, respectively.

At-the-Market Sales Agreement

On December 22, 2023, the Company entered into the ATM Sales Agreement with the Sales Agents, which agreement was voluntarily terminated by the Company effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, the Company was able to offer and sell the ATM Shares through or to the Sales Agents. The Company had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers at any time.

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

During the three months ended March 31, 2025, no sales of Common Stock had been made under the ATM Sales Agreement. During the three months ended March 31, 2024, the Company sold 2,637 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

February 2024 Bought Deal Offering Underwriting Agreement

On February 29, 2024, the Company entered into an underwriting agreement (the “February 2024 BDO Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock, acting as representatives of the underwriters, to sell, in an underwritten offering (the “February 2024 BDO”), 168,068 shares of Common Stock (the “February 2024 BDO Firm Shares”) and accompanying common warrants to purchase up to an aggregate of 168,068 shares of Common Stock (the “February 2024 BDO Firm Warrants”). The securities in the February 2024 BDO were offered and sold by the Company pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024, and a final prospectus supplement dated February 29, 2024.

The February 2024 BDO closed on March 5, 2024, and the combined price per February 2024 BDO Firm Share and accompanying February 2024 BDO Firm Warrant paid by the underwriters was $54.74, which amount reflects the combined public offering price of $59.50, less underwriting discounts and commissions. Subject to certain ownership limitations, the Common Warrants are immediately exercisable, set to expire five years later, with an exercise price of $59.50 per share, subject to adjustments. Additionally, the Company issued the representative warrants (the “February 2024 BDO Representative Warrants”) to the underwriters, allowing them to purchase up to 13,446 shares of Common Stock, with these warrants being immediately exercisable at $74.38 per share, representing 125% of the combined public offering price per February 2024 BDO Firm Share and accompanying February 2024 BDO Firm Warrant.

The Company accounted for the February 2024 BDO Firm Warrants as a liability classified instrument (see Note 4) and the February 2024 BDO Representative Warrants as an equity classified instrument. The February 2024 BDO Representative Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheet. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company’s consolidated statements of operations. The fair value of February 2024 BDO Representative Warrants as of the date of issuance was $0.3 million.

On December 11, 2024, the Company entered into a warrant amendment (the “Warrant Amendment”) with one of its investors to exercise the outstanding number of the February 2024 BDO Firm Warrants that the Company issued to such investor in the February 2024 BDO. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding February 2024 BDO Firm Warrants to purchase an aggregate of 50,421 shares of Common Stock in cash at an amended exercise price of $20.65 per share. During each of the three months ended March 31, 2025 and 2024, there were no February 2024 BDO Firm Warrants exercised. As of each of March 31, 2025 and December 31, 2024, there were 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock outstanding and 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of our Common Stock outstanding.

April 2024 Registered Direct Offering

On April 23, 2024, the Company entered into a securities purchase agreement (the “April 2024 RDO Purchase Agreement”) with the investor named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “April 2024 RDO”): (i) an aggregate of 428,572 shares of Common Stock (the “April 2024 RDO Shares”), and (ii) common warrants to purchase up to 428,572 shares of Common Stock (the “April 2024 RDO Common Warrants”). The offering price per April 2024 RDO Share and accompanying April 2024 RDO Common Warrant to purchase one share of Common Stock was $35.00, for aggregate gross proceeds to the Company of $15,000,000, before deducting the placement agent fees and other offering expenses. Subject to certain ownership limitations, the April 2024 RDO Common Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $38.50 per share. The exercise price of the April 2024 RDO Common Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

StockBlock and its affiliate, Rodman & Renshaw LLC, acted as exclusive placement agents (the “April 2024 RDO Placement Agents”) in connection with the April 2024 RDO. As compensation for such placement agent services, the Company paid the April 2024 RDO Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by the Company from the April 2024 RDO. The Company also reimbursed the April 2024 RDO Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. The Company has also agreed to issue to the April 2024 RDO Placement Agents or their respective designees common warrants, substantially in the form of the April 2024 RDO Common Warrants, to purchase up to 34,286 shares of Common Stock (the “April 2024 RDO Placement Agent Warrants”), representing up to 8.0% of the total number of the April 2024 RDO Shares issued in the April 2024 RDO. The April 2024 RDO Placement Agent Warrants have an exercise price of $43.75 per share (which represents 125% of the combined offering price per share of Common Stock and the April 2024 RDO Common Warrant sold in the April 2024 RDO), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the April 2024 RDO.

The Company accounted for the April 2024 RDO Common Warrants as a liability classified instrument (see Note 4) and the April 2024 RDO Placement Agent Warrants as an equity classified instrument. The April 2024 RDO Placement Agent Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's consolidated statements of operations. The fair value of the April 2024 RDO Placement Agent Warrants as the date of issuance was $0.6 million.

As of each of March 31, 2025 and December 31, 2024, there were 15,000,000 April 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock outstanding and 1,200,000 April 2024 RDO Placement Agent Warrants, which are currently exercisable for an aggregate of up to 34,286 shares of our Common Stock outstanding.

December 2024 Registered Direct Offering

On December 11, 2024, the Company entered into a securities purchase agreement (the “December 2024 RDO Purchase Agreement”) with the investors named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “December 2024 RDO”): (i) an aggregate of 753,009 shares of Common Stock, (ii) pre-funded warrants to purchase up to 68,604 shares of Common Stock (the “December 2024 RDO Pre-Funded Warrants”) and (iii) common warrants to purchase up to 1,642,871 shares of Common Stock (the “December 2024 RDO Common Warrants” and collectively with the December 2024 RDO Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between the Company and StockBlock (the “StockBlock Warrants”), the “December 2024 RDO Warrants”). The combined offering price (a) per share of Common Stock and accompanying December 2024 RDO Common Warrants was $20.65 and (b) per December 2024 RDO Pre-Funded Warrant and accompanying December 2024 RDO Common Warrants was $20.6499. The aggregate gross proceeds to the Company from the December 2024 RDO were approximately $17.0 million, before deducting offering fees and expenses. The Company intends to use the net proceeds from the December 2024 RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

The Company accounted for the December 2024 RDO Common Warrants and December 2024 RDO Pre-Funded Warrants as liability classified instruments (see Note 4) and the StockBlock Warrants as an equity classified instrument. The StockBlock Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company’s consolidated statements of operations. The fair value of StockBlock

Warrants as of the date of issuance was $1.3 million. On December 26, 2024, the December 2024 RDO Pre-Funded Warrants were exercised by the holder for total net proceeds of approximately $0.2 million.

As of each of March 31, 2025 and December 31, 2024, there were 57,512,958 December 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 1,642,871 shares of Common Stock outstanding and 4,601,036 StockBlock Warrants, which are currently exercisable for an aggregate of up to 131,472 shares of Common Stock outstanding.

10. Stock Incentive and Employee Benefit Plan

2017 Scilex Pharmaceuticals Inc. Equity Incentive Plan

In June 2017, the Board adopted the Scilex Pharmaceuticals Inc. Equity Incentive Plan (the “Scilex Pharma 2017 Plan”). In connection with the corporate reorganization in March 2019, the Scilex Pharma 2017 Plan was terminated. Accordingly, after such time, no additional awards were granted under the Scilex Pharma 2017 Plan.

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

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). As of March 31, 2025, a total of 703,670 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan, which number of shares accounts for the automatic annual increase on January 1, 2025 pursuant to the Equity Incentive Plan.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 40,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, options to purchase 1,022,353 shares of Common Stock were outstanding under all equity incentive plans.

The following table summarizes stock option activity during the three months ended March 31, 2025 (in thousands, except for per share amounts and contractual life):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,028	$138.23	6.4	$—
Forfeited/Cancelled	(6)	$149.37
Outstanding as of March 31, 2025	1,022	$138.17	6.1	$—
Vested and expected to vest as of March 31, 2025	1,022	$138.17	6.1	$—
Exercisable as of March 31, 2025	756	$116.98	5.4	$—

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. No stock options were granted during the three months ended March 31, 2025. No options were exercised during the three months ended March 31, 2025. The maximum term of options granted under each of the equity incentive plans is ten years.

Total stock-based compensation recorded within operating expenses was $3.3 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of March 31, 2025 were $24.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of March 31, 2025, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 170,573, which was increased from 127,902 shares as a result of automatic annual increase on January 1, 2025.

Total stock-based compensation recorded as operating expense for the ESPP was $50.2 thousand and $58.0 thousand for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there were no shares of Common Stock issued under the ESPP.

Valuation Assumptions

The Company calculates the fair value of stock options granted to employees and nonemployees and shares issued under ESPP using the Black-Scholes option pricing method. The Black-Scholes option pricing method requires the use of subjective assumptions.

Semnur 2024 Stock Option Plan

Concurrent with the signing of the Semnur Business Combination Agreement, the Board, the Company (as the sole stockholder of Semnur) and the board of directors of Semnur approved the 2024 Stock Option Plan (the “Semnur 2024 Plan”). Under the Semnur 2024 Plan, 40,000,000 shares of Semnur Common Stock were reserved for future issuance and Nonstatutory Stock Options (“NSOs”) to purchase the same amount of Semnur Common Stock were granted to certain executive officers of Semnur. The NSOs were granted on August 30, 2024 and expire on August 30, 2034. No expense was recorded in connection with the NSOs as of March 31, 2025, as until the date on which all payments and all obligations under the Oramed Note have been paid in full in cash, such options will not be or become exercisable, eligible for exchange, redemption or repurchase, eligible to participate in any dividends or distributions or have any voting rights in respect of the Company or any of its current or future subsidiaries of the Company, and following the closing of the transactions contemplated by the Semnur Business Combination Agreement, the Company, Denali or any of their respective current and future subsidiaries, successors and assigns.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.2 million for each of the three months ended March 31, 2025 and 2024.

Retainer Shares

On February 13, 2023, the Company entered into a Stock Issuance Agreement (the “2023 SIA”) with a law firm for the provision of legal services to the Company. Under the 2023 SIA, the Company issued 114,286 shares of Common

Stock to the law firm. On July 1, 2024, the Company entered into another Stock Issuance Agreement (the “2024 SIA”) with the same law firm for the provision of legal services to the Company. Under the 2024 SIA, the Company issued 285,714 shares of Common Stock to the same law firm. All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company (the “Retainer Shares”). At the option of the law firm, the Retainer Shares may be sold and the net proceeds may be applied against the outstanding legal fees. The Retainer Shares not applied against the outstanding legal fees due will be returned to the Company. As of March 31, 2025, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Scilex Pharma made royalty payments in the amount of $0.9 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, Scilex Pharma had ending balances of accrued royalty payables of $3.8 million and $4.0 million, respectively. Total royalty expense recorded within cost of revenue was $0.7 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon six-months’ written notice.

On February 16, 2017, Scilex Pharma entered into a Commercial Supply Agreement (as amended, the “Supply Agreement”) with the Developers to provide commercial supply of ZTlido and SP-103 to Scilex Pharma. The Supply Agreement contains standard terms regarding term, termination, payment, product quality and supply. In addition, the agreement provides additional terms regarding the calculation and amount of marketing expenses that may be deducted from net sales for purposes of determining the amount of net profit under the Product Development Agreement.

Litigation

In the normal course of business, the Company may be named as a defendant in one or more lawsuits. Other than the following lawsuit, the Company is not a party to any outstanding material litigation and management is not aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

From time to time the Company may become involved in various legal proceedings, including those that may arise in the ordinary course of business.

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex and Aveva were subject to an automatic 30-month stay preventing them from selling a generic version of ZTlido during that time, which was extinguished by the U.S. District Court decision described below. However, to our knowledge, Aveva has not received FDA approval for any generic version of ZTlido. The two Apotex entities were dismissed from the litigation without prejudice, as they no longer had an interest in the generic product that Aveva seeks to market. Before trial, Aveva dropped its challenge to the validity and enforceability of the Company’s patents. Trial in the ZTlido Patent Litigation was held from July 8, 2024 to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case was submitted to the U.S. District Court for the Southern District of Florida. On August 26, 2024, that court issued a decision finding that Aveva’s product does not infringe the Company’s ZTlido Patents. The Company is appealing that decision to the U.S. Court of Appeals for the Federal Circuit, and it filed a Notice of Appeal with the U.S. District Court for the Southern District of Florida on September 25, 2024. Briefing is underway in that appeal.

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of March 31, 2025, the Company’s leases have remaining lease terms of approximately 2.5 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that are not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the right-of-use (“ROU”) assets or lease liabilities, and are immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of March 31, 2025, the Company has no finance leases.

Lease expense was $0.3 million for each of the three months ended March 31, 2025 and 2024, and was primarily comprised of operating lease costs. The lease expense included variable lease costs and sublease income, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(227)	$(277)
Weighted average remaining lease term in years — operating leases	2.5	3.4
Weighted average discount rate — operating leases	11.0%	11.0%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2025 (Remainder of 2025)	$689
2026	944
2027	724
Total lease payments	2,357
Less imputed interest	(290)
Total lease liabilities	2,067
Less current portion of lease liability	740
Lease liability, net of current portion	$1,327

12. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three months ended March 31, 2025 and 2023 (in thousands except per share data):

	Three Months Ended March 31,
	2025	2024
Net loss	$(26,080)	$(24,377)
Weighted average number of shares outstanding	5,065	2,926
Weighted average common stock warrants exercisable for nominal consideration	6,500	—
Weighted average number of shares, basic	11,565	2,926
Effect of dilutive securities	—	—
Weighted average number of shares, diluted	11,565	2,926
Loss per share
Basic and diluted	$(2.26)	$(8.33)

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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,	December 31,
	2025	2024
Stock options	1,022,353	1,027,977
Retainer Shares	399,999	399,999
Shares issuable under Tranche B Notes	1,114,770	1,158,617
Public Warrants	156,220	156,220
Private Warrants	28,572	28,572
Shares issuable under ESPP	9,557	2,204
Shares issuable under the SIPA	8,571	8,571
February 2024 BDO Firm Warrants	108,686	108,686
February 2024 BDO Representative Warrants	13,446	13,446
April 2024 RDO Common Warrants	428,572	—
April 2024 RDO Placement Agent Warrants	34,286	34,286
Deposit Warrants	3,250,000	—
October 2024 Noteholder Warrants	214,284	—
October 2024 Placement Agent Warrants	104,848	104,848
December 2024 RDO Common Warrants	1,642,871	1,642,871
StockBlock Warrants	131,472	131,472
Total	8,668,507	4,817,769

13. Subsequent Events

Scilex Bio JV

On April 17, 2025, the Company and IPMC Company formed a joint venture, Scilex Bio, Inc., to develop and commercialize a next-generation reversible MAO-B Inhibitor, a novel inhibitor of aberrant GABA production in reactive astrocytes for the treatment of obesity and neurodegenerative diseases including Alzheimer’s disease. The Company contributed 5.0 million shares of Semnur Common Stock owned by the Company to Scilex Bio, Inc. in exchange for a 60% ownership interest in Scilex Bio, Inc. and IPMC Company contributed certain assets to Scilex Bio, Inc. in exchange for a 40% ownership interest in Scilex Bio, Inc. In connection with the formation of Scilex Bio, Inc. and the related transactions, on April 16, 2025, the Company entered into a Consent, Waiver and Amendment re Tranche A Senior Secured Promissory Note with Oramed, and the Company entered into a Consent, Waiver and Amendment re Tranche B Senior Secured Convertible Note with each of the Tranche B Noteholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Annual Report on Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. As a result of these risks, you should not replace undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

On April 15, 2025, we effected a reverse stock split of our Common Stock at a ratio of 1-for-35 (the “Reverse Stock Split”). Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q reflects the effect of the Reverse Stock Split.

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018, in-licensed two commercial products in 2022 and 2023, and are developing our late-stage pipeline. Our commercial product, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), is a prescription lidocaine topical product approved by the U.S. Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a dedicated sales force of approximately 65 people, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States (“U.S.” or the “United States”). We launched GLOPERBA in June 2024 and believe we are well-positioned to market and distribute the product. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. We filed a New Drug Submission (“NDS”) to Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for the approval of ELYXYB for acute treatment of migraine with or without aura in Canada.

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

Since our inception, we have invested substantial efforts and financial resources on acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate sufficient revenue to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $26.1 million and $24.4 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $589.1 million. As of March 31, 2025, we had cash and cash equivalents of approximately $5.8 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Recent Developments

Reverse Stock Split

On April 3, 2025, our Board of Directors (the “Board”) approved the Reverse Stock Split of the Common Stock at a ratio of 1-for-35, which was effected on April 15, 2025. As a result of the Reverse Stock Split, every 35 shares of pre-Reverse Stock Split Common Stock was combined into one share of post-Reverse Stock Split Common Stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded down to the nearest whole share. Stockholders who would have otherwise received a fractional share of Common Stock pursuant to the Reverse Stock Split, received cash in lieu of the fractional share. All Common Stock amounts and references have been retroactively adjusted for all figures presented to reflect the Reverse Stock Split unless specifically stated otherwise. We also adjusted the amounts for shares of Common Stock reserved for issuance upon the exercise of outstanding warrants, outstanding stock options and shares reserved under the Company’s stock-based compensation plans, with the exception of the outstanding Penny Warrants and the Deposit Warrant (each as defined below), which were not affected by the Reverse Stock Split.

Scilex Bio JV

On April 17, 2025, our company and IPMC Company formed a joint venture, Scilex Bio, Inc., to develop and commercialize a next-generation reversible MAO-B Inhibitor, a novel inhibitor of aberrant GABA production in reactive astrocytes for the treatment of obesity and neurodegenerative diseases including Alzheimer’s disease. We contributed 5.0 million shares of Semnur Common Stock owned by us to Scilex Bio, Inc. in exchange for a 60% ownership interest in Scilex Bio, Inc. and IPMC Company contributed certain assets to Scilex Bio, Inc. in exchange for a 40% ownership interest in Scilex Bio, Inc. In connection with the formation of Scilex Bio, Inc. and the related transactions, on April 16, 2025, we entered into a Consent, Waiver and Amendment re Tranche A Senior Secured Promissory Note with Oramed, and we entered into a Consent, Waiver and Amendment re Tranche B Senior Secured Convertible Note with each of the Tranche B Noteholders.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of costs related to our contract sales force, salaries and other related costs, including stock-based compensation, for personnel in our executive, marketing, finance, corporate and business development and administrative functions. Selling, general and administrative expenses also include professional fees for legal, patent, accounting, auditing, tax and consulting services, travel expenses and facility-related expenses, which include direct depreciation costs.

We expect that our selling, general and administrative expenses will vary year-over-year in the future as we adapt our commercial strategies to changes in the business environment. We also expect to incur increased expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to adjust the size of our administrative, finance and legal functions to adapt to the changes above and the anticipated growth of our business.

Intangible Amortization

Intangible amortization expense consists of the amortization expense of intangible assets recognized on a straight-line basis over the estimated useful lives of the assets. Our intangible assets, excluding goodwill, are composed of patent rights, acquired technology, acquired licenses and assembled workforce.

Legal Settlements

Legal settlements consist of gains on litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our consolidated financial statements in the Annual Report on Form 10-K.

Other (Income) Expense, Net

(Gain) Loss on Derivative Liability

(Gain) loss on derivative liability includes the remeasurement of the warrant derivative liability. See Note 4 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments includes the remeasurement of (i) the convertible debentures (the “Convertible Debentures”) issued to YA II, Ltd. (“Yorkville”) pursuant to that certain securities purchase agreement dated as of March 21, 2023 and amended on October 11, 2023, between Yorkville and us, (ii) the senior secured promissory note to Oramed Pharmaceuticals Inc. (“Oramed”) issued in September 2023 in the principal amount of $101.9 million (the “Oramed Note”), (iii) senior secured convertible notes issued in October 2024 in the principal amount of $50.0 million (the “Tranche B Notes”), (iv) the purchased revenue liability associated with the Purchase and Sale Agreement (the “ZTlido Royalty Purchase Agreement”) that we entered into in October 2024 with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed and (v) the purchased revenue liability associated with the Purchase and Sale Agreement (the “Gloperba-Elyxyb Royalty Purchase Agreement”) that the we entered into in February 2025 with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed. See Note 4 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2025 consists of interest on the balances due for government and commercial rebate programs and interest related to the deferred consideration for GLOPERBA license acquired from RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”) in 2022. Government rebate programs include state Medicaid drug rebate programs and commercial rebate programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates for access to and position on that provider’s patient drug formulary. Interest expense, net for the three months ended March 31, 2024 consists of interest related to the loans in an aggregate principal amount of up to $30.0 million (the “Revolving Facility”) made available by eCapital Healthcare Corp. pursuant to a Credit and Security Agreement (the “eCapital Credit Agreement”) that Scilex Pharmaceuticals Inc., our wholly owned subsidiary (“Scilex Pharma”), entered into on June 27, 2023.

(Gain) Loss on Foreign Currency Exchange

(Gain) Loss on foreign currency exchange relates to foreign exchange (gain) loss on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following tables summarize our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Changes
Statements of Operations Data:
Net revenue	$5,004	$10,884	$(5,880)
Net operating costs and expenses:
Cost of revenue	1,384	3,840	(2,456)
Research and development	2,456	3,108	(652)
Selling, general and administrative	28,060	29,278	(1,218)
Intangible amortization	1,002	1,027	(25)
Legal settlements	—	(6,891)	6,891
Total net operating costs and expenses	32,902	30,362	2,540
Loss from operations	(27,898)	(19,478)	(8,420)
Other (income) expense, net:
(Gain) loss on derivative liability	(10,409)	457	(10,866)
Change in fair value of debt and liability instruments	6,114	3,905	2,209
Interest expense, net	2,481	531	1,950
(Gain) loss on foreign currency exchange	(4)	6	(10)
Total other (income) expense, net	(1,818)	4,899	(6,717)
Net loss	$(26,080)	$(24,377)	$(1,703)

Comparison of the Three Months Ended March 31, 2025 and 2024

Net Revenue

The following table summarizes net revenue by product for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
ZTlido
Net Revenue	$3,986	$10,278	$(6,292)
ELYXYB
Net Revenue	840	606	234
GLOPERBA
Net Revenue	178	—	178
Total Net Revenue	$5,004	$10,884	$(5,880)

Net revenue for the three months ended March 31, 2025 and 2024 was $5.0 million and $10.9 million, respectively. The decrease of $5.9 million was primarily related to a $6.3 million decrease in net product sales of ZTlido, offset by an increase of $0.2 million in net product sales for each of ELYXYB and GLOPERBA, with GLOPERBA sales commencing in June 2024. The decrease in net sales of ZTlido was driven by a decrease in gross sales by approximately 55% due to a decrease in the sales volume, partially offset by a standard industry annual price increase effective January 1, 2025.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
ZTlido
Cost of Revenue	$571	$1,408	$(837)
Cost of Revenue - Royalties	702	2,340	(1,638)
Other Cost of Revenue	9	9	-
Total ZTlido	1,282	3,757	(2,475)
ELYXYB
Cost of Revenue	30	34	(4)
Cost of Revenue - Royalties	67	49	18
Total ELYXYB	97	83	14
GLOPERBA
Cost of Revenue	5	—	5
Total GLOPERBA	5	—	5
Total Cost of Revenue	$1,384	$3,840	$(2,456)

Cost of revenue for the three months ended March 31, 2025 and 2024 was $1.4 million and $3.8 million, respectively. Cost of revenue for ZTlido decreased by $2.5 million, primarily driven by a decrease in gross product sales by approximately 55%.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Increase (Decrease)
SP-102
Contracted R&D	$75	$815	$(740)
Personnel	104	79	25
Other	8	7	1
Total SP-102	187	901	(714)
SP-103
Contracted R&D	288	407	(119)
Personnel	299	340	(41)
Other	46	50	(4)
Total SP-103	633	797	(164)
SP-104
Contracted R&D	24	21	3
Personnel	61	165	(104)
Other	9	18	(9)
Total SP-104	94	204	(110)
GLOPERBA
Contracted R&D	72	211	(139)
Personnel	222	194	28
Other	590	22	568
Total GLOPERBA	884	427	457
ELYXYB
Contracted R&D	77	233	(156)
Personnel	286	281	5
Other	146	265	(119)
Total ELYXYB	509	779	(270)
R&D Discovery Project
Contracted R&D	35	—	35
Personnel	107	—	107
Other	7	—	7
Total R&D Discovery Project	149	—	149
Total Research and Development Expenses	$2,456	$3,108	$(652)

Research and development expenses for the three months ended March 31, 2025 and 2024 were $2.5 million and $3.1 million, respectively. The decrease was primarily attributed to reduced Chemistry, Manufacturing and Control development work related to SP-102.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 were $28.1 million and $29.3 million, respectively. The decrease of approximately $1.2 million was primarily due to a $1.8 million decrease in advisory and financing expenses, a $1.1 million decrease in personnel expense, primarily driven by a decrease in bonus accrual, a $1.2 million decrease in marketing expenses, a $0.5 million decrease in travel expenses, a $0.2 million decrease in insurance costs and a $1.1 million decrease in other expenses in the three months ended March 31, 2025, partially offset by a $3.1 million increase in contracted services and a $1.6 million increase in legal fees.

Intangible Amortization Expense

Intangible amortization expense for each of the three months ended March 31, 2025 and 2024 was $1.0 million.

Legal Settlements

Legal settlements for the three months ended March 31, 2025 and 2024 were nil and $6.9 million, respectively. The decrease was attributed to payments received from litigation settlements that were entered into during the first quarter of 2024. See Note 11 titled “Commitments and Contingencies” to our consolidated financial statements in our Annual Report on Form 10-K.

(Gain) Loss on Derivative Liability

(Gain) loss on derivative liability for the three months ended March 31, 2025 and 2024 was $(10.4) million and $0.5 million, respectively. The gain recognized during the three months ended March 31, 2025 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants (each as defined below). The loss recognized during the three months ended March 31, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants and the February 2024 BDO Firm Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the three months ended March 31, 2025 and 2024 was $6.1 million and $3.9 million, respectively. The loss recognized during the three months ended March 31, 2025 was attributed to losses of $2.8 million for the Oramed Note, $0.8 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement and $2.5 million in change in fair value of the Tranche B Notes. The loss recognized during the three months ended March 31, 2024 was primarily attributed to the Oramed Note. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $25.7 million remained outstanding as of March 31, 2025. The Tranche B Notes were issued in October 2024 in the principal amount of $50.0 million, of which the principal amount of $37.0 million remained outstanding as of March 31, 2025.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2025 and 2024 was $2.5 million and $0.5 million, respectively. Interest expense of $2.5 million for the three months ended March 31, 2025 primarily consists of the interest on the balances due for government and commercial rebate programs. Interest expense of $0.5 million for the three months ended March 31, 2024 consists of the interest related to the Revolving Facility.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of approximately $5.8 million.

We have funded our operations primarily through the financing pursuant to the ATM Sales Agreement (as defined below). We also have indebtedness pursuant to the Oramed Note and Tranche B Notes as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. The following table summarizes the aggregate indebtedness of these issuances as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Oramed Note (outstanding principal balance: $25.7 million and $25.0 million as of March 31, 2025 and December 31, 2024, respectively)	$14,962	$12,161
Tranche B Notes (outstanding principal balance: $37.0 million and $38.0 million as of March 31, 2025 and December 31, 2024, respectively)	24,480	23,560
Purchased Revenue Liability	7,300	6,800
Deferred Consideration with Romeg	2,780	2,895
Total indebtedness	$49,522	$45,416

Oramed Note

As of March 31, 2025, the fair value of the Oramed Note outstanding was $15.0 million pursuant to the Scilex-Oramed SPA (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Tranche B Notes

As of March 31, 2025, the fair value of the Tranche B Notes outstanding was $24.5 million pursuant to the Tranche B Securities Purchase Agreement (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Purchased Revenue Liability

As of March 31, 2025, the fair value of the purchased revenue liability was $7.3 million pursuant to the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Deferred Consideration

As of March 31, 2025, we have $2.8 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

ZTlido, ELYXYB and GLOPERBA Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During the three months ended March 31, 2025 and 2024, Scilex Pharma made royalty payments in the amount of $0.9 million and $2.4 million, respectively. As of March 31, 2025 and December 31, 2024, Scilex Pharma had ending balances of accrued royalty payables of $3.8 million and $4.0 million, respectively, which were recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the three months ended March 31, 2025 and 2024, we made royalty payments in the amount of $70.9 thousand and $4.3 thousand, respectively. As of each of March 31, 2025 and December 31, 2024, we had ending balances of accrued royalty payables of $0.1 million, which were recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets.

In June 2022, we entered into the license and commercialization agreement with Romeg, which agreement was subsequently amended in January 2025 (such agreement, as amended, the “Romeg License Agreement”), to acquire certain rights to GLOPERBA and the exclusive license to use the trademark “GLOPERBA®”. As consideration for the license under the Romeg License Agreement, we are obligated to make royalty payments on net sales of GLOPERBA that range from low single digit to mid-single digit percentages based on annual net sales. During each of the three months ended March 31, 2025 and 2024, we made royalty payments in the amount of $0.2 million.

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

At-the-Market Sales Agreement

On December 22, 2023, we entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by us effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, we were able to offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the “ATM Shares”), through or to the Sales Agents as part of the Offering. We had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers at any time. The ATM Shares offered and sold in the Offering were issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares were offered by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents were entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We also agreed to reimburse the Sales Agents for certain expenses and have agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). During the three months ended March 31, 2025, no sales of Common Stock had been made under the ATM sales Agreement. During the three months ended March 31, 2024, we sold 2,637 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

February 2024 Bought Deal Offering

On February 29, 2024, we entered into an underwriting agreement (the “February 2024 BDO Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC (“StockBlock”), as the representatives (the “February 2024 BDO Representatives”) of the underwriters named in Schedule A (the “February 2024 BDO Underwriters”). Pursuant to the February 2024 BDO Underwriting Agreement, we sold, in an underwritten offering (the “February 2024 BDO”), 168,068 shares (the “February 2024 BDO Firm Shares”) of the Common Stock, and accompanying common warrants to purchase up to an aggregate of 168,068 shares of Common Stock (the “February 2024 BDO Firm Warrants”). Each February 2024 BDO Firm Share was sold together with a February 2024 BDO Firm Warrant at a combined public offering price of $59.50. The combined price per Firm Share and accompanying February 2024 BDO Firm Warrant paid by the February 2024 BDO Underwriters was $54.74, which amount reflects the combined public offering price of $59.50, less underwriting discounts and commissions.

Subject to certain ownership limitations, the February 2024 BDO Common Warrants are exercisable immediately, will expire on the five-year anniversary of the date of issuance and have an exercise price of $59.50 per share. The exercise price of the February 2024 BDO Common Warrants is subject to certain adjustments, including (but not limited to) stock dividends, stock splits, combinations and reclassifications of the Common Stock.

In connection with the February 2024 BDO, pursuant to the February 2024 BDO Underwriting Agreement, we issued the February 2024 BDO Representatives warrants (the “February 2024 BDO Representative Warrants”, and together with the February 2024 BDO Common Warrants, the “February 2024 BDO Warrants”) to purchase up to an aggregate of 13,446 shares of Common Stock (which represents 8.0% of the aggregate number of February 2024 BDO Firm Shares sold in the February 2024 BDO). The February 2024 BDO Representative Warrants are immediately exercisable and have the same terms as the February 2024 BDO Common Warrants described above, except that the exercise price of the February 2024 BDO Representative Warrants is $74.38 per share, which represents 125% of the combined public offering price per February 2024 BDO Firm Share and accompanying February 2024 BDO Firm Warrant. We also agreed to pay certain expenses of the February 2024 BDO Representatives in connection with the February 2024 BDO, including their legal fees and out-of-pocket expenses up to $200,000 and up to $15,950 for clearing expenses.

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

April 2024 Registered Direct Offering

On April 23, 2024, we entered into a securities purchase agreement (the “April 2024 RDO Purchase Agreement”) with the investor named therein, pursuant to which we sold and issued, in a registered direct offering (the “April 2024 RDO”): (i) an aggregate of 428,572 shares (the “April 2024 RDO Shares”) of Common Stock, and (ii) common warrants to purchase up to 428,572 shares of Common Stock (the “April 2024 RDO Common Warrants”). The offering price per share and accompanying April 2024 RDO Common Warrant to purchase one share of Common Stock was $35.00, for aggregate gross proceeds to us of $15,000,000, before deducting the placement agent fees and other offering expenses.

Subject to certain ownership limitations, the April 2024 RDO Common Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $38.50 per share. The exercise price of the April 2024 RDO Common Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

StockBlock and its affiliate, Rodman & Renshaw LLC, acted as exclusive placement agents (the “April 2024 RDO Placement Agents”) in connection with the April 2024 RDO. As compensation for such placement agent services, we paid the April 2024 RDO Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by us from the April 2024 RDO. We also reimbursed the April 2024 RDO Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. We also issued to the April 2024 RDO Placement Agents or their respective designees common warrants, substantially in the form of the April 2024 RDO Common Warrants, to purchase up to 34,286 shares of Common Stock (the “April 2024 RDO Placement Agent Warrants”), representing up to 8.0% of the total number of the April 2024 RDO Shares issued in the April 2024 RDO. The April 2024 RDO Placement Agent Warrants have an exercise price of $43.75 per share (which represents 125% of the combined offering price per share of Common Stock and the April 2024 RDO Common Warrant sold in the April 2024 RDO), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the April 2024 RDO.

The April 2024 RDO Shares, the April 2024 RDO Warrants, and the shares of Common Stock issuable upon exercise of such warrants were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024 and a prospectus supplement dated April 23, 2024. The April 2024 RDO closed on April 25, 2024.

Tranche B Notes

On October 8, 2024, we entered into a securities purchase agreement (the “Tranche B Securities Purchase Agreement”) with certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Tranche B Investors, the “Tranche B Noteholders”), to refinance a portion of the Oramed Note and pay off certain other indebtedness. Pursuant to the Tranche B Securities Purchase Agreement, we agreed to issue and sell, in a registered offering directly to the Tranche B Noteholders: (i) the Tranche B Notes, which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of our Common Stock at a conversion price equal to $38.15 per share (which was automatically reduced to $36.40 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such notes) and (ii) warrants to purchase up to 214,284 shares of our Common Stock (the “October 2024 Noteholder Warrants”) directly to the Tranche B Noteholders.

In exchange for the issuance of the Tranche B Notes to the Tranche B Investors, we received an aggregate amount of $22,500,000 in cash, excluding fees and expenses payable by us. In consideration for the Tranche B Notes issued to Oramed, we received from Oramed an exchange and reduction of the principal balance under the Oramed Note of $22,500,000.

The October 2024 Noteholder Warrants are immediately exercisable for cash at an exercise price equal to $38.15 per share of Common Stock (which was automatically reduced to $36.40 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such warrants) and will expire five years from the issuance date. The October 2024 Noteholder Warrants issued to the Tranche B Investors are initially exercisable for 107,142 shares of Common Stock in the aggregate. The October 2024 Noteholder Warrants issued to Oramed are initially exercisable for 107,142 shares of Common Stock.

Pursuant to the terms and conditions contained in the Tranche B Securities Purchase Agreement, we also agreed to reimburse the Tranche B Investors for all reasonable costs and expenses incurred by it or its affiliates in connection with the Tranche B Securities Purchase Agreement, the Tranche B Notes, the October 2024 Noteholder Warrants, the ZTlido Royalty Purchase Agreement and certain other transaction documents, and an aggregate amount of $950,000 non-accountable legal fees of outside counsel and special finance and collateral counsel, which shall be withheld by the Tranche B Investors from its purchase price at the closing of the transaction, less $20,000 previously paid by us. We shall also be responsible for the payment of a $2,000,000 fee to the placement agent in addition to the payment of any placement agent’s reasonable fees, financial advisory fees relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement. In addition, in conjunction with and pursuant to the letter agreement we entered into with Oramed, dated as of October 2, 2024 (the “Tranche B Letter Agreement”), we are also responsible for the payment of legal fees of outside counsel for Oramed relating to or arising out of the transactions contemplated hereby and the payment date extensions described under the Tranche B Letter Agreement. We shall also be responsible for the payment of any fees of the placement agent and the legal fees incurred thereby relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement.

In connection with the offering of the Tranche B Notes, we issued to StockBlock and its affiliate, Rodman & Renshaw LLC (the “October 2024 Placement Agents”) or their respective designees, (i) 62,794 shares of Common Stock (the “October 2024 Placement Agent Shares”) and (ii) warrants to purchase up to 104,848 shares of Common Stock (the “October 2024 Placement Agent Warrants”). The October 2024 Placement Agent Shares were subject to a 120-day lock-up, which is now expired. In addition, during such 120-day period, the October 2024 Placement Agents (whether directly or indirectly through their respective affiliates) shall be prohibited from hedging, pledging or similar transactions and from short-selling our securities, subject to certain exceptions. The October 2024 Placement Agent Warrants will have the same terms as the October 2024 Noteholder Warrants, except that the October 2024 Placement Agents have agreed not to exercise the October 2024 Placement Agent Warrants for a period of 180 days following the date of issuance.

Pursuant to the Tranche B Notes, commencing on January 2, 2025, we were required to redeem in cash (the “First Amortization Payment”) such portion of the principal amount of the Tranche B Notes equal to each Tranche B Noteholder’s Holder Pro Rata Amount (as defined in the Tranche B Notes) of $6,250,000 per fiscal quarter at a redemption price equal to 100% of such Amortization Amount (as defined in the Tranche B Notes).

On January 2, 2025, we entered into a deferral and consent letter with each of (i) Nomis Bay Ltd and BPY Limited (the “Nomis Bay Consent”), (ii) Oramed (the “Oramed Consent”) and (iii) 3i, LP (the “3i Consent” and, collectively with the Nomis Bay Consent and the Oramed Consent, the “Tranche B Consents”), respectively, pursuant to which the Tranche B Noteholders agreed to defer our obligation to make the First Amortization Payment until January 31, 2025 and then further to October 8, 2026. In consideration of such deferral, (i) SCLX JV delivered to the Tranche B Noteholders an aggregate of 142,855 shares of Common Stock held by SCLX JV, (ii) we paid an aggregate of $1.1 million in respect of a portion of the First Amortization Payment and related make-whole interest, and (iii) we entered into the Gloperba-Elyxyb Royalty Purchase Agreement.

December 2024 Registered Direct Offering

On December 11, 2024, we entered into a securities purchase agreement (the “December 2024 RDO Purchase Agreement”) with the investors named therein, pursuant to which we agreed to sell and issue, in a registered direct offering (the “December 2024 RDO”): (i) an aggregate of 753,009 shares of Common Stock, (ii) pre-funded warrants to purchase up to 68,604 shares of Common Stock (the “December 2024 RDO Pre-Funded Warrants”) and (iii) common warrants to purchase up to 1,642,871 shares of Common Stock (the “December 2024 RDO Common Warrants” and collectively with the December 2024 RDO Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between us and StockBlock (the “StockBlock Warrants”), the “December

2024 RDO Warrants”). The combined offering price (a) per share of Common Stock and accompanying December 2024 RDO Common Warrants was $20.65 and (b) per Pre-Funded Warrant and accompanying December 2024 RDO Common Warrants was $20.6499. We received approximately $17.0 million in gross proceeds from the December 2024 RDO, before deducting offering fees and expenses. We intend to use the net proceeds from the December 2024 RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

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

In addition to the liquidity provided by revenue generating products and the issuance of the Common Stock under the February 2024 BDO Underwriting Agreement, the April 2024 RDO Purchase Agreement, the Tranche B Securities Purchase Agreement and the December 2024 RDO Purchase Agreement, as of March 31, 2025, we would receive up to an aggregate of approximately $74.4 million from the exercise of the private placement warrants we assumed from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”) and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”) (at an exercise price of $402.50 per whole share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $402.50 per whole share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. To the extent any of the February 2024 Firm Warrants, February 2024 BDO Representative Warrants, April 2024 RDO Common Warrants, October 2024 Placement Agent Warrants, warrant to purchase up to an aggregate of 3,250,000 shares of the Common Stock pursuant to that certain Commitment Side Letter dated June 11, 2024 (the “Deposit Warrant”), October 2024 Noteholder Warrants, October 2024 Placement Agent Warrants, December 2024 RDO Common Warrants and StockBlock Warrants is exercised, we will receive additional proceeds.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash Flow Data:
Net cash proceeds from operating activities	$6,007	$9,391
Net cash used for investing activities	(395)	(150)
Net cash used for financing activities	(3,084)	(11,196)
Net change in cash, cash equivalents and restricted cash	$2,528	$(1,955)

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash proceeds from operating activities were approximately $6.0 million, attributable to the changes in operating assets and liabilities that provided $27.2 million of cash and other non-cash reconciling items of $4.9 million related to stock-based compensation, change in fair value of debt and liability instruments, financing costs, depreciation and amortization and non-cash operating lease cost and change on fair value of derivative liabilities, partially offset by our net loss of $26.1 million.

For the three months ended March 31, 2024, net cash proceeds from operating activities were approximately $9.3 million, attributable to the changes in operating assets and liabilities that provided $23.1 million of cash and other non-cash reconciling items of $10.6 million related to loss on derivative liabilities, stock-based compensation, change in fair value of debt and liability instruments, depreciation and amortization and non-cash operating lease cost, partially offset by our net loss of $24.4 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, net cash used for investing activities was approximately $0.4 million and was related to the $0.2 million purchase of Gloperba Ex-U.S. rights in-process research and development assets and $0.2 million related to payments of deferred consideration for the Romeg intangible asset acquisition under the Romeg License Agreement.

For the three months ended March 31, 2024, net cash used for investing activities was approximately $0.2 million, related to payments of deferred consideration for the Romeg intangible asset acquisition.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, net cash used for financing activities was approximately $3.1 million and was primarily related to a $1.6 million repayment of borrowings under the Tranche B Notes, a $0.8 million payment under the ZTlido Royalty Purchase Agreement, a $0.4 million payment of transaction costs in connection with the share repurchase, a $0.2 million payment of excise tax on the share repurchase and a $0.1 million payment of deferred transaction costs related to the Semnur Business Combination.

For the three months ended March 31, 2024, net cash used for financing activities was approximately $11.2 million and was primarily related to the $52.7 million repayment of borrowings under the Revolving Facility, Oramed Note, and Convertible Debentures and the $1.3 million payment of transaction costs related to the February 2024 BDO, partially offset by $32.6 million in gross proceeds from the Revolving Facility, $10.0 million in gross proceeds from the issuance of shares under the February 2024 BDO and $0.2 million in proceeds from the Standby Equity Purchase Agreements (see Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

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

In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we may take advantage of certain exemptions from various reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2025 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the caption “Litigation” in Note 11 “Commitments and Contingencies” of the Notes accompanying the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described herein, as well as the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements”, before deciding whether to invest in our Common Stock. Our Annual Report on Form 10-K, in Part I–Item 1A, Risk Factors, describes important risk factors that could cause our business, financial condition, liquidity, results of operations and growth prospects to differ materially from those indicated or suggested by forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time. Except as set forth below, there have been no material changes in the risk factors that appear in Part I–Item 1A of our Annual Report on Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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

Since our inception, we have incurred significant net losses, with net losses of $72.8 million and $114.3 million for the years ended December 31, 2024 and 2023, respectively. For the three months ended March 31, 2025 and 2024, we had net losses of $26.1 million and $24.4 million, respectively. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $589.1 million and $563.1 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

On September 21, 2023 (the “Oramed Closing Date”), we issued and sold to Oramed the Oramed Note pursuant to that certain securities purchase agreement we entered into with Oramed, dated as of September 21, 2023 (the “Scilex-Oramed SPA”). Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Oramed Note) and (2) eight and one-half percent (8.5%), payable in-kind on a monthly basis.

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

Any voluntary prepayments of the Oramed Note occurring prior to the one-year anniversary of the Oramed Closing Date are required to be paid together with a make-whole amount equal to 50% of the amount of additional interest that would accrue on the principal amount so prepaid under the Oramed Note from the date of such prepayment through and including the maturity date. The make-whole amount was waived by Oramed for our voluntary prepayments in March 2024. If the Oramed Note is accelerated upon an event of default, we are required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring us and our subsidiaries to, following the earlier of (x) April 1, 2024, and (y) the date on which the Acceptable Indebtedness (as defined in the Oramed Note) is repaid in full, use 70% of the net cash proceeds of any Cash Sweep Financing (as defined in the Oramed Note) or advance under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal amount of the Oramed Note (the “Mandatory Prepayment Sweep”). Following each of the April 2024 RDO, the receipt of the FSF Deposit and the ATM Sales Agreement, we made a mandatory prepayment of $9,578,835, $7,000,000 and $1,760,796, respectively, to Oramed, which equals 70% of the net cash proceeds we received from each of the April 2024 RDO, the FSF Deposit and the sale of shares pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

On October 8, 2024 (the “Issuance Date”), we issued and sold in a registered offering to certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Investors, the “Tranche B Noteholders”) senior secured convertible notes in the aggregate principal amount of $50,000,000 (the “Tranche B Notes”), which notes will be convertible into shares of Common Stock, pursuant to that certain securities purchase agreement we entered into with the Tranche B Noteholders, dated as of October 7, 2024 (the “Tranche B Securities Purchase

Agreement”). In consideration for Tranche B Notes issued to Oramed, the outstanding principal balance of the Oramed Note was reduced by $22,500,000, and an additional principal payment of an aggregate amount of $15,000,000 was made in November and December 2024. As of March 31, 2025, the outstanding principal amount, as well as the accrued interest and fees, of the Oramed Note was $25,721,080, with the remaining amount due on March 21, 2025, which maturity date was extended to December 31, 2025 pursuant to an amendment letter we entered into with Oramed, dated as of January 21, 2025.

Unless earlier converted or redeemed, the Tranche B Notes mature on the two-year anniversary of the Issuance Date, subject to extension at the option of the holder in certain circumstances as provided therein. The Tranche B Notes bear interest at a rate of 5.5% per annum, payable in arrears on the first trading day of each calendar quarter, beginning January 2, 2025, payable, at our option, either in cash or in shares of Common Stock, subject to certain conditions.

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

The Oramed Note and the Tranche B Notes contain certain customary events of default, including, without limitation, a cross-default to other specified indebtedness or any other indebtedness involving an obligation of certain amount, a failure in payment of principal, as well as any bankruptcy, insolvency, reorganization event. The Oramed Note also contains additional events of default with respect to certain events relating to our obligations under that certain registration rights agreement, dated as of September 21, 2023, between us and Oramed and relating to (i) the warrants to purchase up to an aggregate of 13,000,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Penny Warrants”), that we issued to Oramed pursuant to the Scilex-Oramed SPA, (ii) the warrants to purchase up to 114,286 shares of Common Stock, with an exercise price of $402.50 per whole share (the “Transferred Warrants”), that we transferred to Oramed pursuant to the Scilex-Oramed SPA and/or (iii) the shares of Common Stock underlying the Penny Warrants or Transferred Warrants, in each case as more fully set forth in the Oramed Note.

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

As of March 31, 2025, our cash and cash equivalents were approximately $5.8 million and we had an accumulated deficit of $589.1 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of $589.1 million as of March 31, 2025 and approximately $563.1 million as of December 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the Product Development Agreement and the Commercial Supply Agreement, dated as of February 16, 2017, by and among Scilex Pharma, Oishi and Itochu (the “Commercial Supply Agreement”), we license the rights to ZTlido from, and rely exclusively on, Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of March 31, 2025, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of March 31, 2025, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

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

Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, solely from Genzyme Corporation (“Genzyme”) pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical and commercial supply requirements for sodium hyaluronate for at least 12 months following our expected commercial launch of SP-102 in 2027. Although we are currently in the process of identifying and certifying new suppliers to fulfill our future supply requirements for sodium hyaluronate, we may not be able to find an alternative supplier of sodium hyaluronate on commercially reasonable terms, or at all.

Under that certain Master Services Agreement (as amended, “the Lifecore Master Services Agreement”), which we entered into on January 27, 2017 through our wholly owned subsidiary, Semnur, with Lifecore Biomedical, LLC (“Lifecore”), we depend on Lifecore to manufacture clinical supplies of SEMDEXA. Lifecore has the right to terminate the Lifecore Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement and fail to cure such breach within 30 days of written notice; (2) if we (a) become insolvent, (b) cease to function as a going concern, (c) become convicted of or plead guilty to a charge of violating any law relating to either party’s business, or (d) engage in any act which materially impairs goodwill associated with SEMDEXA or materially impairs the terminating party’s trademark or trade name; (3) if we fail to pay past due invoices upon 30 days’ written notice, or (4) if we reject or fail to respond to a major change proposed by Lifecore that does not change Semnur’s written and approved acceptance criteria in its product specifications. In the event that Lifecore decides to terminate the Lifecore Master Services Agreement, finding an alternative manufacturer on commercially reasonable terms, or at all, may be difficult. On June 6, 2023, Semnur entered into the Second Amendment to Lifecore Master Services Agreement with Lifecore, which extended the term of the agreement until December 31, 2028.

Under that certain master services agreement (the “Tulex Master Services Agreement”) and the statement of work with Tulex Pharmaceuticals Inc. (“Tulex”), we depend on Tulex to develop, test and manufacture clinical supplies of SP-104. Tulex has the right to terminate the Tulex Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement or a statement of work and fail to cure such breach within 15 days after receipt of notice of such breach (or such other time period expressly stated in the applicable statement of work) or (2) in the event of our insolvency, bankruptcy, reorganization, liquidation or receivership, or a failure to remove any insolvency, bankruptcy, reorganization, liquidation or receivership proceedings within ten days from the date of institution of such proceedings. In addition, we may terminate the agreement or any statement of work (a) without cause upon 30 days prior written notice to Tulex or (b) immediately upon written notice in the event Tulex is dissolved or undergoes a change in control. In the event that the Tulex Master Services Agreement or a statement of work is terminated, we may not be able to find an alternative manufacturer and supplier on commercially reasonable terms.

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

In addition, our product candidates may compete with other product candidates and products for access to manufacturing facilities and other supplies. There are a limited number of manufacturers that operate under the current Good Manufacturing Practices (“cGMP”) regulations and that might be capable of manufacturing for us. Also, prior to the approval of our product candidates, we would need to identify a contract manufacturer that could produce our products at a commercial scale and that could successfully complete FDA pre-approval inspection and inspections by other health authorities. Agreements with such manufacturers or suppliers may not be available to us at the time we would need to have that capability and capacity.

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

As of March 31, 2025, we had 111 full-time employees. We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

As previously announced, our Board authorized our management to explore ways in which to maximize the value of Semnur and SP-102 (SEMDEXA™), the product candidate held by Semnur, for us and our stockholders, including by way of conducting a spin-off, merger, dividend, reclassification or other similar transaction. On August 30, 2024, Semnur entered into an agreement and plan of merger (as may be amended or restated from time to time in accordance with its terms, including by Amendment No. 1 thereto, dated as of April 16, 2025, the “Semnur Business Combination

Agreement”) with Denali Capital Acquisition Corp. (“Denali”) and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”), in connection with a business combination (the “Semnur Business Combination”). The consummation of the Business Combination is subject to the satisfaction or waiver of a number of closing conditions of the respective parties. The completion of the Business Combination is not assured and is subject to risks, including, among others, the risk that approval of the Business Combination by Denali’s shareholders is not obtained or that other closing conditions are not satisfied. There is also no assurance the Business Combination will actually maximize the value of Semnur and/or the SP-102 asset for us or our stockholders. In addition, we will remain liable for significant transaction costs, including legal, accounting and financial advisory fees. Furthermore, the market price of our Common Stock may reflect various market assumptions as to whether the Business Combination will occur. Consequently, the failure to complete the Business Combination could result in a significant change in the market price of our Common Stock.

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

Moreover, the new administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the new administration has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the new administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. Although the new administration has not yet implemented tariffs on pharmaceuticals, there can be no assurance that it will not implement such tariffs in the future. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to May 9, 2025, our closing stock price ranged from $3.99 to $518.00. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

On December 30, 2022, Sorrento announced that its board of directors authorized Sorrento to dividend to Sorrento equity holders of record as of January 9, 2023 an aggregate of approximately 2,171,428 shares of our Common Stock (or 76,000,000 on a pre-Reverse Stock Split basis) that were held by Sorrento (the “Dividend Shares”). Such shares were subject to a lock-up restriction prohibiting the sale, pledge or other transfer until April 14, 2025.

As the restrictions on resale ended, the market price of shares of our Common Stock could drop significantly if the holders of these shares of Common Stock sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Common Stock or other securities.

Our failure to maintain compliance with the continued listing standards of Nasdaq could result in a delisting of our Common Stock.

On November 1, 2024, we received the Notice from Nasdaq notifying us that, because the closing bid price for our shares of Common Stock, has been below $1.00 per share for 30 consecutive business days, we did not comply with the Minimum Bid Price Requirement, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. Under Nasdaq Listing Rules, we had 180 days, or until April 30, 2025, to regain compliance with the Minimum Bid Price Requirement. Following the completion of the Reverse Stock Split, on April 30, 2025, the Company received notification from Nasdaq that it had regained compliance with the minimum closing bid price requirement under Nasdaq Listing Rule 5550(a)(2).

On November 21, 2024, we received a letter (the “Second Nasdaq Notice”) from Nasdaq advising us that we were not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5250(c)(1) (“Listing Rule 5250(c)(1)”) as a result of our failure to file the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “Q3 Form 10-Q”) in a timely manner. Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic reports (the “Timely Reporting Requirement”) with the SEC. Under Nasdaq rules, we had 60 calendar days from receipt of the Nasdaq Notice, or until January 20, 2025, to submit a plan to regain compliance with the Listing Rule. We regained compliance with Listing Rule 5250(c)(1) by filing the Q3 Form 10-Q on January 17, 2025.

If, in the future, we are unable to maintain compliance with Nasdaq Listing Rules, Nasdaq could determine to delist our securities from trading on its exchange and if we are then unable to obtain listing on another national securities exchange, some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may further decrease of total capitalization.

On March 20, 2025, we held a special meeting at which our stockholders approved a reverse stock split at various ratios, after which our Board approved the Reverse Stock Split at a ratio of 1-for-35, which was effected on April 15, 2025. The liquidity of our Common Stock may be adversely affected by the Reverse Stock Split as a result of the reduced number of shares outstanding following the Reverse Stock Split. The Reverse Stock Split may be viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization. If the per share market price of our Common Stock does not increase in proportion to the reverse stock split ratio, or following such increase does not maintain or exceed such price, then our value, as measured by our market capitalization, will be reduced. Additionally, any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of Common Stock outstanding following a reverse stock split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

The Reverse Stock Split is intended for the Company to regain compliance with the minimum bid price requirement of $1.00 per share of Common Stock for continued listing on the Nasdaq Capital Market. Although we have regained compliance with such requirement, there can be no assurance that we will maintain compliance with such requirement, or that we will not become deficient with respect to other Nasdaq listing requirements following, or as a result of, the Reverse Stock Split.

Our Warrants are exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

As of March 31, 2025, we have 6,958,309 outstanding SPAC Warrants (as defined below), which are currently exercisable for an aggregate of up to 198,810 shares of our Common Stock in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $402.50 per whole share. “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that entitle the holder of each whole warrant to purchase one Vickers ordinary share at a price of $402.50 per whole share (the “Public Warrants”), and (ii) the 6,840,000 warrants (which are currently exercisable for an aggregate of up to 195,429 shares of Common Stock) sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 (which are currently exercisable for an aggregate of up to 78,172 shares of Common Stock) were subsequently forfeited and 3,104,000 (which are currently exercisable for an aggregate of up to 88,686 shares of Common Stock) were transferred to Sorrento, in each case in connection with the Business Combination) (the “Private Warrants”).

As of March 31, 2025, (i) outstanding Penny Warrants to purchase an aggregate of 6,500,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $0.01 per share, (ii) 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock, the exercise price of which is $59.50 per share; (iii) 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of Common Stock, the exercise price of which is $74.38 per share; (iv) 3,250,000 Deposit Warrant, which is currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock, the exercise price of which is $1.20 per share, (v) 15,000,000 April 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock, the exercise price of which is $38.50 per share and (vi) 1,200,000 April 2024 RDO Placement Agent Warrants, which are currently exercisable for an aggregate of up to 34,286 shares of Common Stock, the exercise price of which is $43.75 per share.

On October 8, 2024, we issued the October 2024 Noteholder Warrants (as defined below) to purchase an aggregate of 214,284 shares of Common Stock, which are exercisable as of the date of this Quarterly Report on Form 10-Q. On the same date, we also issued the October 2024 Placement Agent Warrants (as defined below) to purchase an aggregate of 104,848 shares of Common Stock, which will become exercisable 180 days following the date of issuance. The current exercise price of both the October 2024 Noteholder Warrants and the October 2024 Placement Agent Warrants is $36.40.

On December 13, 2024, we issued the December 2024 RDO Pre-Funded Warrants (as defined below) to purchase an aggregate of 68,604 shares of Common Stock, which have been fully exercised as of the date of this Quarterly Report on Form 10-Q. On the same date, we also issued the December 2024 RDO Common Warrants (as defined below) to purchase an aggregate of 1,642,871 shares of Common Stock and the StockBlock Warrants (as defined below) to purchase an aggregate of 131,472 shares of Common Stock, which will become exercisable 180 days following the date of issuance. The exercise price of both the December 2024 RDO Common Warrants and the StockBlock Warrants is $22.72 per share and $25.81 per share, respectively.

To the extent the SPAC Warrants, the Penny Warrants, the February 2024 BDO Firm Warrants, the February 2024 BDO Representative Warrants, the Deposit Warrant, the Fee Warrant, the April 2024 RDO Common Warrants, the April 2024 RDO Placement Agent Warrants, the October 2024 Noteholder Warrants, the October 2024 Placement Agent Warrants, the December 2024 RDO Common Warrants and/or the StockBlock Warrants (collectively, the “Warrants”) are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. With respect to the SPAC Warrants, there is no guarantee that the SPAC Warrants will ever be in the money prior to their expiration, and as such, the SPAC Warrants may expire worthless. See below risk factor, “The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the money and may also expire worthless.”

The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the money and may also expire worthless.

As of March 31, 2025, the exercise price for our SPAC Warrants is $402.50 per whole share of Common Stock. On May 9, 2025, the closing price of our Common Stock on the Nasdaq Capital Market was $4.01. If the price of our shares of Common Stock remains below $402.50 per whole share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

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

In addition, other than the SPAC Warrants discussed above and the Penny Warrants, as of March 31, 2025, we had other warrants to purchase shares of our Common Stock (with exercise prices ranging from $22.72 to $74.38) issued and outstanding. As noted above, on May 9, 2025, the closing price of our Common Stock on the Nasdaq Capital Market was $4.01. If the price of our shares of Common Stock remains below the foregoing exercise prices of such other warrants, we believe the holders of such warrants will be unlikely to cash exercise such warrants, resulting in little or no cash proceeds to us. There is no guarantee that our other warrants will be in the money prior to their expiration and, as such, those other warrants may expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

2.8

Amendment No. 1 to Agreement and Plan of Merger, dated as of April 16, 2025, by and among Denali Capital Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on April 21, 2025).

3.1

Restated Certificate of Incorporation of Scilex Holding Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Scilex Holding Company, filed with the Secretary of State of the State of Delaware on April 14, 2025 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on April 15, 2025).

3.3	Certificate of Designations of Scilex Holding Company (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

3.4

Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock of Scilex Holding Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 28, 2024).

3.5	Bylaws of Scilex Holding Company (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

4.1

Warrant Agreement, dated as of January 6, 2021, by and between Vickers Vantage Corp. I and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Vickers’s Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 11, 2021).

Exhibit Number	Description
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

10.1

Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, Nomis Bay Ltd, BPY Limited, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 3, 2024).

10.2

Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 3, 2024).

10.3

Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, 3i, LP, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 3, 2024).

Exhibit Number	Description
10.4

Amendment to Senior Secured Note, dated January 21, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc. and SCLX Stock Acquisition JV LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 22, 2025).

10.5

First Amendment to License and Commercialization Agreement, dated as of January 16, 2025, by and between Scilex Holding Company and RxOmeg Therapeutics LLC, a/k/a Romeg Therapeutics, LLC (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 31, 2025).

10.6

License Agreement (ZTlido), dated February 22, 2025, by and between Scilex Pharmaceuticals Inc. and Royaltyvest Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 27, 2025).

10.7

Parent Guarantee for Lidocaine License Agreement, dated February 22, 2025, by and between Scilex Holding Company and Royaltyvest Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 27, 2025).

10.8

Amendment No. 1 to Purchase and Sale Agreement, dated February 28, 2025, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc., Oramed Pharmaceuticals Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.9#

Purchase and Sale Agreement, dated February 28, 2025, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.10#

Security Agreement, dated February 28, 2025, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.11

Subordination Agreement, dated February 28, 2025, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc., Acquiom Agency Services LLC and other signatories thereto (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.12#

License Agreement (Gloperba), dated February 28, 2025, by and between Scilex Holding Company, Scilex Pharmaceuticals Inc. and RoyaltyVest Ltd. (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.13#

Consent, Waiver and Amendment re Tranche A Senior Secured Promissory Note and Related Transaction Documents, dated April 16, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.75 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-280882), filed with the SEC on May 7, 2025).

10.14#

Consent, Waiver and Amendment re Tranche B Senior Secured Convertible Note and Related Transaction Documents, dated April 16, 2025, by and among Scilex Holding Company, Nomis Bay Ltd, BPY Limited and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.76 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-280882), filed with the SEC on May 7, 2025).

10.15#

Consent, Waiver and Amendment re Tranche B Senior Secured Convertible Note and Related Transaction Documents, dated April 16, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.77 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-280882), filed with the SEC on May 7, 2025).

10.16#

Consent, Waiver and Amendment re Tranche B Senior Secured Convertible Note and Related Transaction Documents, dated April 16, 2025, by and among Scilex Holding Company, 3i, LP and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.78 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-280882), filed with the SEC on May 7, 2025).

31.1+	Certification of Jaisim Shah, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1++	Certification of Jaisim Shah, Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Filed herewith.

++ Furnished herewith.

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

May 14, 2025	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

May 14, 2025

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)