Form 10-Q
period 2025-06-30
Scilex Holding Co
filed 2025-08-13
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39852

Scilex Holding Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	92-1062542
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
960 San Antonio Road Palo Alto, CA	94303
(Address of Principal Executive Offices)	(Zip Code)

(650) 516-4310

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SCLX	The Nasdaq Stock Market LLC
Warrants to purchase common stock at an exercise price of $402.50 per share	SCLXW	The Nasdaq Stock Market LLC

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

As of August 8, 2025, the registrant had 6,955,697 shares of common stock, par value $0.0001, outstanding.

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
•
anticipated regulatory and legal developments in the United States and foreign countries in which we may seek regulatory approval for our product candidates in the future;

ii

•
the impact from future regulatory, judicial and legislative changes in our industry;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,099	$3,272
Accounts receivable, net	16,767	26,442
Inventory	2,519	2,436
Prepaid expenses and other current assets	10,286	9,397
Total current assets	33,671	41,547
Property and equipment, net	705	708
Operating lease right-of-use asset	1,868	2,225
Intangibles, net	31,443	32,453
Investments	2,468	2,420
Goodwill	13,481	13,481
Other long-term assets	119	119
Total assets	$83,755	$92,953
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,155	$52,620
Accrued payroll	1,633	1,505
Accrued rebates and fees	192,940	162,517
Accrued expenses	6,548	2,841
Current portion of deferred consideration	427	447
Debt, current	39,871	34,876
Purchased revenue liability, current	4,590	4,115
Current portion of operating lease liabilities	768	714
Total current liabilities	305,932	259,635
Long-term portion of deferred consideration	2,240	2,448
Debt, net of issuance costs	—	845
Purchased revenue liability, net of current portion	3,010	2,685
Derivative liabilities	20,269	18,303
Operating lease liabilities, net of current portion	1,126	1,523
Other long-term liabilities	165	155
Total liabilities	332,742	285,594
Commitments and contingencies (See Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized
Series A, 29,057,097 shares issued and outstanding as of each of June 30, 2025 and December 31, 2024	—	—
Series 1, 5,000,000 shares declared as a stock dividend, not yet distributed as of each of June 30, 2025 and December 31, 2024	1	1
Common stock, $0.0001 par value, 740,000,000 shares authorized; 6,955,694 shares issued and 5,497,431 shares outstanding as of June 30, 2025; 6,951,622 shares issued and 5,235,377 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	453,049	454,614
Accumulated other comprehensive income	6,317	6,317
Accumulated deficit	(631,440)	(563,052)
Treasury stock, at cost; 1,458,263 and 1,716,245 shares as of June 30, 2025 and December 31, 2024, respectively	(76,915)	(90,522)
Total stockholders’ deficit	(248,987)	(192,641)
Noncontrolling interests	—	—
Total Scilex Holding Company stockholders’ deficit	(248,987)	(192,641)
Total liabilities and stockholders’ deficit	$83,755	$92,953

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for net loss per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$9,896	$16,370	$14,900	$27,254
Net operating costs and expenses:
Cost of revenue	3,272	4,390	4,656	8,230
Research and development	6,187	2,004	8,643	5,112
Selling, general and administrative	19,841	24,598	47,901	53,876
Intangible amortization	1,008	1,001	2,010	2,028
Legal settlements	95	—	95	(6,891)
Total net operating costs and expenses	30,403	31,993	63,305	62,355
Loss from operations	(20,507)	(15,623)	(48,405)	(35,101)
Other expense, net:
Loss on derivative liability	12,375	15,284	1,966	15,741
Change in fair value of debt and liability instruments	8,366	6,099	14,480	10,004
Interest expense, net	2,682	571	5,163	1,102
Loss on foreign currency exchange	99	5	95	11
Total other expense	23,522	21,959	21,704	26,858
Loss before income taxes	(44,029)	(37,582)	(70,109)	(61,959)
Income tax expense	19	—	19	—
Net loss	$(44,048)	$(37,582)	$(70,128)	$(61,959)
Deemed dividend	(43,753)	—	(43,753)	—
Net loss attributable to noncontrolling interests	1,740	—	1,740	—
Net loss attributable to common stockholders	$(86,061)	$(37,582)	$(112,141)	$(61,959)
Net loss per share attributable to common stockholders — basic and diluted	$(7.42)	$(7.67)	$(9.68)	$(15.49)
Weighted average number of shares during the period — basic and diluted	11,595	4,901	11,580	3,999

Comprehensive loss:
Net loss	$(44,048)	$(37,582)	$(70,128)	$(61,959)
Other comprehensive income:
Changes in fair value attributable to instrument-specific credit risk	—	1,851	—	1,851
Total other comprehensive income	—	1,851	—	1,851
Comprehensive loss	$(44,048)	$(35,731)	$(70,128)	$(60,108)

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Interest	Deficit
Balance, December 31, 2024	34,057	$1	6,952	$1	$454,614	$6,317	$(563,052)	1,716	$(90,522)	$—	$(192,641)
Treasury Stock transferred to Tranche B Investors for Tranche B Notes deferral	—	—	—	—	(5,353)	—	—	(143)	7,535	—	2,182
Treasury Stock paid for Gloperba Ex-U.S. License	—	—	—	—	(808)	—	—	(22)	1,174	—	366
Treasury Stock transferred to Oramed for the Oramed Note maturity extension	—	—	—	—	(3,523)	—	—	(93)	4,898	—	1,375
Stock-based compensation	—	—	—	—	3,314	—	—	—	—	—	3,314
Net loss	—	—	—	—	—	—	(26,080)	—	—	—	(26,080)
Balance, March 31, 2025	34,057	1	6,952	1	448,244	6,317	(589,132)	1,458	(76,915)	—	(211,484)
Payments in lieu of fractional shares for Reverse Stock Split	—	—	—	—	(1)	—	—	—	—	—	(1)
Shares issued under ESPP	—	—	4	—	17	—	—	—	—	—	17
Acquisition of controlling interest in joint venture	—	—	—	—	1,510	—	—	—	—	1,740	3,250
Stock-based compensation	—	—	—	—	3,279	—	—	—	—	—	3,279
Net loss	—	—	—	—	—	—	(42,308)	—	—	(1,740)	(44,048)
Balance, June 30, 2025	34,057	$1	6,956	$1	$453,049	$6,317	$(631,440)	1,458	$(76,915)	$—	$(248,987)

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Deficit
Balance, December 31, 2023	29,057	$—	4,574	$1	$407,828	$—	$(490,245)	1,716	$(90,522)	$(172,938)
Shares issued under Standby Equity Purchase Agreements and under ATM Sales Agreement	—	—	5	—	156	—	—	—	—	156
Shares issued under February 2024 BDO	—	—	168	—	3,769	—	—	—	—	3,769
Stock options exercised	—	—	1	—	46	—	—	—	—	46
Stock-based compensation	—	—	—	—	3,558	—	—	—	—	3,558
Net loss	—	—	—	—	—	—	(24,377)	—	—	(24,377)
Balance, March 31, 2024	29,057	—	4,748	1	415,357	—	(514,622)	1,716	(90,522)	(189,786)
Shares issued under April 2024 RDO	—	—	429	—	5,919	—	—	—	—	5,919
April 2024 RDO Placement Agent Warrants issued in connection with April 2024 RDO and February 2024 BDO Representative Warrants issued in connection with February 2024 BDO	—	—	—	—	956	—	—	—	—	956
Shares issued under ESPP	—	—	5	—	154	—	—	—	—	154
Stock options exercised	—	—	2	—	99	—	—	—	—	99
Issuance of common stock upon warrants exercise	—	—	1	—	84	—	—	—	—	84
Stock-based compensation	—	—	—	—	3,613	—	—	—	—	3,613
Other comprehensive income	—	—	—	—	—	1,851	—	—	—	1,851
Net loss	—	—	—	—	—	—	(37,582)	—	—	(37,582)
Balance, June 30, 2024	29,057	$—	5,185	$1	$426,182	$1,851	$(552,204)	1,716	$(90,522)	$(214,692)

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(70,128)	$(61,959)
Adjustments to reconcile net loss to net cash proceeds from operating activities:
Depreciation and amortization	2,013	2,037
Amortization of debt issuance costs and debt discount	—	63
Non-cash operating lease cost	357	365
Stock-based compensation	6,593	7,171
Loss on derivative liability	1,966	15,741
Financing costs and allocated expense for financial instruments at fair value	4,057	2,526
In-process research and development expense	4,916	—
Change in fair value of debt and liability instruments	14,480	10,004
Other	77	53
Changes in operating assets and liabilities:
Accounts receivables, net	9,675	(3,407)
Inventory	(88)	1,138
Prepaid expenses and other	1,466	474
Other long-term assets	—	(30)
Accounts payable	6,856	653
Accrued payroll	128	1,392
Accrued expenses	599	470
Accrued rebates and fees	30,423	35,405
Operating lease liability	(343)	(402)
Other long-term liabilities	10	8
Net cash proceeds from operating activities	13,057	11,702
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(300)	(300)
Cash paid for in-process research and development, net	(200)	—
Purchase of convertible promissory note from Denali	(48)	—
Net cash used for investing activities	(548)	(300)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements and ATM Sales Agreement	—	156
Proceeds from issuance of Revolving Facility	—	65,470
Proceeds from issuance of FSF Deposit	—	10,000
Repayment of Revolving Facility	—	(65,265)
Repayment of Oramed Note	—	(35,000)
Repayment of Convertible Debentures	—	(4,375)
Repayment of Tranche B Notes principal and interest	(8,874)	—
Payments on purchased revenue liability	(1,156)	—
Transaction costs paid in connection with share repurchase	(696)	—
Proceeds from issuance of shares under direct offerings	—	25,000
Payments of direct offering issuance costs	—	(2,834)
Excise tax paid in connection with share repurchase	(709)	—
Payments of deferred transaction costs related to Semnur Business Combination	(263)	—
Proceeds from stock options and warrants exercised and ESPP	17	383
Payments in lieu of fractional shares for Reverse Stock Split	(1)	—
Net cash used for financing activities	(11,682)	(6,465)
Net change in cash, cash equivalents and restricted cash	827	4,937
Cash, cash equivalents and restricted cash at beginning of period	3,272	4,729
Cash, cash equivalents and restricted cash at end of period	$4,099	$9,666
Non-cash investing and financing activities
Issuance costs related to February 2024 BDO and April 2024 RDO included in accrued expenses and accounts payables	$—	$1,440
Deferred transaction costs related to Semnur Business Combination included in accrued expenses and account payable	$2,209	$—
Additions to intangible assets included in accrued expenses	$1,000	$—
Acquisition of interest in joint venture in accrued expenses	$1,100	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its controlled subsidiaries, the “Company”) is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has six subsidiaries, of which the following four subsidiaries are wholly owned: Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), SCLX DRE Holdings LLC, and SCLX Stock Acquisition JV LLC (“SCLX JV”); and the following two subsidiaries are controlled by Scilex: Scilex Bio, Inc. (“Scilex Bio”) and Semnur Pharmaceuticals, Inc. (“Semnur”). The business combination with Vickers (the “Business Combination”) was closed in November 2022.

The Company launched its first commercial product in October 2018, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), a prescription lidocaine topical system that is designed with novel technology to address the limitations of current prescription lidocaine therapies by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. In June 2022, the Company in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), a U.S. Food and Drug Administration (“FDA”)-approved prophylactic treatment for painful gout flares in adults, in the United States (“U.S.”). In February 2023, the Company acquired the rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and the commercialization thereof in the U.S. and Canada. ELYXYB is a first-line treatment and the only FDA-approved, ready-to-use oral solution for the acute treatment of migraine, with or without aura, in adults. The Company launched ELYXYB in the U.S. in April 2023 and commercialized GLOPERBA in the U.S. in June 2024. In January 2025, the Company received approval from Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for ELYXYB for the acute treatment of migraine with or without aura in Canada and in-licensed the rights to commercialize GLOPERBA outside the U.S.

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica for which the Company has completed a Phase 3 study (“SP-102” or “SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which the Company completed a Phase 2 trial in acute low back pain (“LBP”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed. The Company has devoted substantially all of its efforts to the development of SP-102, SP-103 and SP-104, and the commercialization of ZTlido, ELYXYB and GLOPERBA.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting of the Company and its controlled subsidiaries. The condensed consolidated financial statements include 100% of the accounts of the wholly owned and majority owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary. The proportion of profit and loss and changes in equity allocated to the shareholders of the Company and the non-controlling interests are determined on the basis of existing ownership interest. All intercompany balances and transactions have been eliminated.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 31, 2025 (the “Annual Report on Form 10-K”). The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Reverse Stock Split

On April 3, 2025, the Board of Directors of the Company (the “Board”) approved a reverse stock split of the Common Stock at a ratio of 1-for-35 (the “Reverse Stock Split”), which was effected on April 15, 2025. As a result of the Reverse Stock Split, every 35 shares of pre-Reverse Stock Split Common Stock was combined into one share of post-Reverse Stock Split Common Stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded down to the nearest whole share. Stockholders who would have otherwise received a fractional share of Common Stock pursuant to the Reverse Stock Split, received cash in lieu of the fractional share. All Common Stock amounts and references have been retroactively adjusted for all figures presented to reflect the Reverse Stock Split unless specifically stated otherwise. The Company also adjusted the amounts for shares of Common Stock reserved for issuance upon the exercise of outstanding warrants, outstanding stock options and shares reserved under the Company’s stock-based compensation plans, with the exception of the outstanding Penny Warrants and the Deposit Warrant (each as defined below), which do not contain antidilution provisions and therefore were not adjusted in connection with the Reverse Stock Split, to the extent they were outstanding at the time of the Reverse Stock Split. As a result, a deemed dividend of $43.8 million, representing the increase in value to Penny Warrant holders. The Company has an accumulated deficit, as a result, the deemed dividend was not recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet. The non-cash deemed dividend has been included as an increase to the net loss allocated to common shareholders, and thus increase the net loss per share for both basic and diluted net loss per share.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, fair value of financial instruments and certain assumptions used in estimating stock-based compensation, the fair value of assets acquired and liabilities assumed in acquisitions, and the noncontrolling interests recognized in acquisitions. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Customer and Supplier Concentration Risk

The Company had four customers during the three and six months ended June 30, 2025, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 99% of the Company’s revenue for each of the three and six months ended June 30, 2025, and individually ranging from 17% to 30% and 12% to 35%, respectively. As of June 30, 2025 and 2024, these customers represented 99% and 94% of the Company’s outstanding accounts receivable, individually ranging between 19% and 30%, and 17% and 27% for respective periods. Additionally, during the three and six months ended June 30, 2025 and 2024, the Company purchased ZTlido, ELYXYB and GLOPERBA inventories from its sole suppliers, Itochu Chemical Frontier Corporation (“Itochu”), Contract Pharmaceuticals Ltd. Canada (“CPL”) and Ferndale Laboratories, Inc., respectively. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the six months ended June 30, 2025 and 2024.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and six months ended June 30, 2025, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value. Cash equivalents were immaterial as of June 30, 2025 and December 31, 2024.

Accounts Receivable, Net

Accounts receivable are presented net of allowances for expected credit losses and prompt payment discounts. Accounts receivable consists of trade receivables from product sales to customers, which are generally unsecured.

Estimated credit losses related to trade accounts receivable are recorded as selling, general and administrative expenses and as an allowance for expected credit losses within accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience, current economic conditions and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for expected credit losses. As of June 30, 2025 and December 31, 2024, allowances for credit losses on accounts receivable were nil and $1.2 million, respectively. As of June 30, 2025 and December 31, 2024, allowances for prompt payment discounts were $0.4 million and $0.6 million, respectively.

The Oramed Note, FSF Deposit and Tranche B Notes

The Company has elected the fair value option to account for the FSF Deposit and the Tranche B Notes (as defined in Note 2 “Liquidity and Going Concern” below) and the Oramed Note (as defined in Note 4 “Fair Value Measurements” below) that were issued in June 2024, October 2024 and September 2023, respectively, as discussed further in Note 7. The Company recorded these financial instruments at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to these financial instruments were expensed as incurred. As of June 30, 2025 and December 31, 2024, the weighted-average interest rates for the short-term loans, including these financial instruments, were 8.74% and 6.67%, respectively.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which clarifies the business combination accounting for joint venture formations. The amendments in the ASU seek to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The amendments also seek to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The guidance is applicable to all entities involved in the formation of a joint venture. The amendments are effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. The Company is currently evaluating the incremental disclosures that will be required in its consolidated financial statements.

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

On January 8, 2023, the Company entered into a standby equity purchase agreement (the “B. Riley Purchase Agreement” and together with A&R Yorkville Purchase Agreement, the “Standby Equity Purchase Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley”). Pursuant to each of the Standby Equity Purchase Agreements, the Company had the right, but not the obligation, to sell to each of Yorkville and B. Riley up to $500.0 million of shares of Common Stock at its request any time during the 36 months following the date on which the registration statement related to each such purchase agreement was initially declared effective by the SEC. As consideration for Yorkville’s and B. Riley’s respective commitment to purchase shares of Common Stock at the Company’s direction, the Company issued 7,142 commitment shares to each of Yorkville (the “Yorkville Commitment Shares”) and B. Riley (the “B. Riley Commitment Shares”). On, and effective as of, February 16, 2024, the Company and B. Riley mutually agreed to terminate the B. Riley Purchase Agreement.

On March 21, 2023, the Company entered into a securities purchase agreement with Yorkville (the “Yorkville SPA”), pursuant to which the Company issued and sold to Yorkville convertible debentures in an aggregate principal amount of $25.0 million (the “Convertible Debentures”) for net cash proceeds of $24.0 million. The Company fully repaid the Convertible Debentures in March 2024.

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

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by the Company effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, the Company was able to offer and sell (the “Offering”) shares of Common Stock up to $170.0 million (the “ATM Shares”), through or to the Sales Agents as part of the Offering. The Company had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers thereunder at any time. As of June 30, 2025, no sales of Common Stock had been made under the ATM Sales Agreement. As of June 30, 2024, the Company sold 2,637 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

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

As of June 30, 2025, the Company’s negative working capital was $272.3 million, including cash and cash equivalents of approximately $4.1 million. During the six months ended June 30, 2025, the Company had operating losses of $48.4 million and cash flows received from operating activities of $13.1 million. The Company had an accumulated deficit of $631.4 million as of June 30, 2025.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of June 30, 2025 and December 31, 2024, the contingent consideration associated with the Development Milestone Payment was $0.2 million, recorded in the other long-term liabilities.

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

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. For each of the three months ended June 30, 2025 and 2024, the Company made royalty payments in the amount of $0.3 million. For each of the six months ended June 30, 2025 and 2024, the Company made royalty payments in the amount of $0.3 million. No contingent consideration was recognized as a liability or included in the fair value of the assets as of June 30, 2025 or December 31, 2024.

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

As of each of June 30, 2025 and December 31, 2024, the Company had ending balances of accrued royalty payables of $0.1 million. During each of the three and six months ended June 30, 2025, the Company made royalty payments in the amount of $0.1 million. The Company made royalty payments in the amount of $0.1 million during each of the three and six months ended June 30, 2024. As of June 30, 2025, a regulatory milestone payment of $1.0 million had been accrued.

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

Scilex Bio, Inc. Acquisition

On April 17, 2025, the Company and IPMC Company (“IPMC”) jointly established Scilex Bio, a newly formed legal entity created to develop and commercialize KDS2010, a next-generation reversible MAO-B Inhibitor, a novel inhibitor of aberrant GABA production in reactive astrocytes for the treatment of obesity and neurodegenerative diseases including Alzheimer’s disease in the United States. At formation, the Company contributed 5,000,000 shares of common stock, par value $0.00001 per share, of Semnur (the “Semnur Common Stock”) to Scilex Bio in exchange for a 60% equity interest. IPMC contributed certain license and commercialization rights to KDS2010 in exchange for a 40% equity interest.

The Company evaluated Scilex Bio under the variable interest entity (“VIE”) model in accordance with ASC 810 and concluded that Scilex Bio is a VIE because it lacked sufficient equity at risk to finance its activities without additional subordinated support. The Company was determined to be the primary beneficiary of Scilex Bio based on its power to direct key activities through its majority board representation and its significant economic exposure through its 60% equity interest. As a result, the Company consolidated Scilex Bio beginning on the formation date.

The Company further concluded that Scilex Bio did not meet the definition of a business under ASC 805, Business Combinations. Therefore, the transaction was accounted for as an asset acquisition under ASC 805-50. As the shares of Semnur Common Stock were contributed by the Company (the parent) to an entity under common control, they were recorded at their historical carrying value of $0 in the consolidated condensed financial statements. The KDS2010 license rights contributed by IPMC were recorded at 40% of their estimated fair value of $8.1 million for $4.4 million and immediately expensed as in-process research and development (“IPR&D”) in accordance with ASC 730, Research and Development, as the contributed IP had no alternative future use. A current liability of $1.1 million was also recognized for the initial upfront payment due under the licensing arrangement (further discussed below).

Additionally, the Company recorded $1.5 million in additional paid-in capital as a capital contribution. Net loss from Scilex Bio attributable to the noncontrolling interest was $1.7 million.

As of June 30, 2025, Scilex Bio had not commenced revenue-generating operations and remains focused on early-stage development efforts for KDS2010. The Company will reassess its primary beneficiary status and the VIE conclusion for Scilex Bio upon the occurrence of any reconsideration events.

In connection with the formation of Scilex Bio, on April 17, 2025, the entity entered into a license agreement with IPMC and NeuroBioGen Company (“NBG”), under which it obtained exclusive rights to develop and commercialize KDS2010 globally, except for Korea. Under the terms of the agreement, Scilex Bio may be required to make aggregate payments of up to KRW 6.5 trillion (approximately $4.8 billion) to NBG, consisting of an upfront fee of KRW 1.5 billion (approximately $1.1 million), and KRW 68.5 billion (approximately $50.7 million) contingent upon the achievement of specified development, regulatory and commercial milestones. Scilex Bio is also required to pay royalties equal to 5% of net sales of licensed products, payable quarterly until the expiration of the last-to-expire licensed patent. Aggregate payments to NBG are capped at KRW 6.5 trillion (approximately $4.8 billion). As of June 30, 2025, only the first tranche of the upfront fee (KRW 1.5 billion or approximately $1.1 million) had become payable and was recorded as a current liability.

4. Fair Value Measurements

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	June 30, 2025
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$18,451	$—	$—	$18,451
Tranche B Notes	21,420	—	—	21,420
Purchased revenue liability	7,600	—	—	7,600
Derivative liabilities	20,269	—	—	20,269
Other long-term liabilities	165	—	—	165
Total liabilities measured at fair value	$67,905	$—	$—	$67,905

	December 31, 2024
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$12,161	$—	$—	$12,161
Tranche B Notes	23,560	—	—	23,560
Purchased revenue liability	6,800			6,800
Derivative liabilities	18,303	—	—	18,303
Other long-term liabilities	155	—	—	155
Total liabilities measured at fair value	$60,979	$—	$—	$60,979

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed in the principal amount of $101.9 million (the “Oramed Note”) (see Note 7). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of June 30, 2025 and December 31, 2024 was determined to be $18.5 million and $12.2 million, respectively, by applying a discount rate of 128.46% and 128.82%, respectively. For the three and six months ended June 30, 2025, the Company recorded a loss of $3.5 million and $6.3 million in change in fair value of the Oramed Note in the unaudited condensed consolidated statements of operations, respectively. For the three and six months ended June 30, 2024, the Company recorded $4.3 million and $8.1 million, respectively, in change in fair value of the Oramed Note in the unaudited condensed consolidated statements of operations.

Tranche B Notes

In October 2024, the Company entered into the Tranche B Securities Purchase Agreement to issue and sell the Tranche B Notes in the principal amount of $50.0 million (see Note 7). The Company elected the fair value option to account for the Tranche B Notes with any changes in the fair value of such notes recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Tranche B Notes are measured at fair value on a recurring basis using Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the Tranche B Notes. The fair value as of June 30, 2025 and December 31, 2024, was determined to be $21.4 million and $23.6 million, respectively. For the three and six months ended June 30, 2025, the Company recorded a loss of $4.2 million and $6.7 million, respectively, in change in fair value of the Tranche B Notes in the unaudited condensed consolidated statement of operations.

Purchased Revenue Liability

In October 2024, the Company entered into a Purchase and Sale Agreement (“ZTlido Royalty Purchase Agreement”) with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed (see Note 7). In February 2025, the Company also entered into a Purchase and Sale Agreement (“Gloperba-Elyxyb Royalty Purchase Agreement”) with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed (see Note 7). The Company elected the fair value option for the purchased revenue liability for both agreements with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a Scenario-Based Method valuation technique to measure the fair value of the purchased revenue liability. The aggregate fair value of both agreements as of June 30, 2025 and December 31, 2024, was determined to be $7.6 million and $6.8 million, respectively. For the three and six months ended June 30, 2025, the Company recorded a loss of $0.7 million and $1.5 million, respectively, in change in fair value of the purchased revenue liability in the unaudited condensed consolidated statement of operations.

Derivative Liabilities

The Company recorded a loss of $12.4 million and $2.0 million for the three and six months ended June 30, 2025, respectively, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, Deposit Warrant, the October 2024 Noteholder Warrants, and December 2024 RDO Common Warrants (each as defined below). The Company recorded a loss of $15.3 million and $15.7 million for the three and six months ended June 30, 2024, attributed to warrant liability consisting of the Private Warrants, the February 2024 BDO Firm Warrants and the April 2024 RDO Common Warrants. The Company assumed the private placement warrants from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”).

As of June 30, 2025, the following warrants to purchase Common Stock that are included in derivative liabilities were outstanding: 1,000,000 Private Warrants, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock, 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock, 15,000,000 April 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock, 3,250,000 Deposit Warrant, which are currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock, 7,500,000 October 2024 Noteholder Warrants, which are currently exercisable for an aggregate of up to 214,284 shares of Common Stock, and 57,512,958 December 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 1,642,871 shares of Common Stock. As of June 30, 2025, the fair value of derivative warrant liabilities related to these warrants was $20.3 million.

The following table includes a summary of the derivative liabilities measured at fair value during the six months ended June 30, 2025 (in thousands):

Fair Value
Ending Balance as of December 31, 2024	$18,303
Change in fair value measurement	1,966
Ending Balance as of June 30, 2025	$20,269

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

A summary of the inputs used in valuing the derivative warrant liabilities as of June 30, 2025 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	April 2024 RDO Common Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)
Exercise price	$402.50	$59.50	$38.50	$1.20	$36.40	$22.72	$22.72
Term, in years	2.36	3.68	3.82	3.97	4.27	4.45	1.95
Volatility	109.0%	86.0%	85.0%	77.0%	81.0%	80.0%	100.0%
Risk-free rate	3.67%	3.68%	3.69%	3.70%	3.72%	3.72%	3.70%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

A summary of the inputs used in valuing the derivative warrant liabilities as of December 31, 2024 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	April 2024 RDO Common Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)
Exercise price	$402.50	$59.50	$38.50	$1.20	$36.40	$22.72	$22.72
Term, in years	2.86	4.18	4.32	4.47	4.77	4.95	2.45
Volatility	109.0%	81.0%	80.0%	73.0%	77.0%	76.0%	95.0%
Risk-free rate	4.22%	4.29%	4.30%	4.30%	4.32%	4.33%	4.21%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock to Aardvark, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 9.4%. As of each of June 30, 2025 and December 31, 2024, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

5. Balance Sheet Components

Investments

Convertible Promissory Note

On August 9, 2024, Denali Capital Acquisition Corp. (“Denali”) issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $180,000 to the Company. The Convertible Promissory Note was issued with an initial principal balance of $15,063.74, with the remaining $164,936.26 drawable at Denali’s request and upon the consent of the Company prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of Denali’s initial business combination or (ii) the date of the liquidation of Denali. Any future drawdowns of the remaining $164,936.26 principal amount available under the Convertible Promissory Note are expected to fund future one-month extensions as necessary to provide additional time for Denali to complete a business combination. At the option of the Company, upon consummation of an initial business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of Denali, at a conversion price of $10.00 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the private placement shares that were issued to Denali Capital Global Investments, LLC, a Cayman Islands limited liability company (the “Sponsor”), in connection with Denali’s initial public offering (the “IPO”). In the event that Denali does not consummate an initial business combination, the Convertible Promissory Note will be repaid only from funds held outside of the trust account established in connection with the IPO or will be forfeited, eliminated or otherwise forgiven. No interest shall accrue on the unpaid principal balance of the Convertible Promissory Note. As of June 30, 2025 and December 31, 2024, the balance of the Convertible Promissory Note was $123.1 thousand and $75.3 thousand, respectively, as a result of additional draws after the initial amount.

Semnur Business Combination Agreement and Sponsor Interest Purchase Agreement

On August 30, 2024, Semnur entered into an agreement and plan of merger (as may be amended or restated from time to time in accordance with its terms, including by Amendment No. 1 thereto, dated as of April 16, 2025 (“Amendment No.1”), the “Semnur Business Combination Agreement”) with Denali and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”). On July 22, 2025, Semnur entered into Amendment No. 2 to the Semnur Business Combination Agreement with Denali and Denali Merger Sub (“Amendment No. 2”). See Note 13 for the additional discussion of Amendment No. 2.

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

In accordance with the terms and subject to the conditions of the Semnur Business Combination Agreement, following the Domestication and at the effective time of the Semnur Business Combination (the “Effective Time”): (i) each share of Semnur Common Stock issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, a number of New Semnur Common Shares equal to the Exchange Ratio (as defined in the Semnur Business Combination Agreement); (ii) each share of Series A preferred stock of Semnur issued and outstanding immediately prior to the Effective Time will be automatically converted into the right to receive, without interest, (a) one New Semnur Preferred Share and (b) one-tenth of one New Semnur Common Share, and (iii) subject to Denali’s receipt of the Option Exchange Approval (as defined in the Semnur Business Combination Agreement), each option to purchase a share of Semnur Common Stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio. Pursuant to Amendment No. 1, among other things, the parties agreed to (i) modify certain covenants of the parties to address the potential delisting of the Denali ordinary shares and warrants from the Nasdaq Capital Market, (ii) extend the Outside Date (as defined in Amendment No. 1) to September 30, 2025, and (iii) require Denali to amend its organizational documents to extend the period of time within which Denali can complete a business combination to December 11, 2025, or such other date that is mutually agreed to by Semnur and Denali.

The Company defers specific incremental costs directly attributable to the Semnur Business Combination, such as legal, accounting and other general and administrative costs. After the consummation of the Semnur Business Combination, these costs will be classified in stockholders’ deficit as a reduction of additional paid-in capital recorded as a result of the Semnur Business Combination. In the event the Semnur Business Combination Agreement is terminated, all deferred offering costs will be reclassified to general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, deferred offering costs related to the Semnur Business Combination totaled $8.3 million and $6.0 million, respectively, and were included in prepaid expenses and other current assets in the Company’s unaudited condensed consolidated balance sheets.

In connection with the execution and delivery of the Semnur Business Combination Agreement, the Sponsor and the Company entered into a Sponsor Interest Purchase Agreement (the “SIPA”) dated August 30, 2024 (the “Signing Date”). Pursuant to the SIPA, the Company agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share, of Denali (the “Purchased Interests”) that are currently held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 8,571 shares of Common Stock. Pursuant to the SIPA, the Company has paid the Cash Consideration on the Signing Date and has agreed to issue Common Stock to the Sponsor contingent upon and following the occurrence of the Effective Time. The Company accounted for this promise to issue shares at a future date as an equity classified instrument as it is indexed to the Company’s own stock and meets the conditions to be classified in equity under FASB ASC 815, Derivatives and Hedging. The Purchased Interests will convert automatically, on a one-for-one basis, into one New Semnur Common Share at the effective time of the Domestication pursuant to the terms of the Semnur Business Combination Agreement. The Company determined it does not have significant influence over Denali and accounted for the Purchased Interests as equity securities at the transaction price, which consists of the $2,000,000 paid by the Company to the Sponsor and the value of the 8,571 shares of the Common Stock at the closing price of $40.25 per share on the Signing Date for a total of $2.3 million. The Company elected to subsequently measure the investment at cost less any impairment. As of each of June 30, 2025 and December 31, 2024, the Company’s investment in the Purchased Interests had a balance of $2.3 million. No impairment loss was recognized during the three and six months ended June 30, 2025.

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Construction in progress	$689	$689
Furniture	17	17
Computers and equipment	16	16
Leasehold improvements	50	50
Property and equipment, gross	772	772
Less: Accumulated depreciation	(67)	(64)
Property and equipment, net	$705	$708

The Company recognized depreciation expense of $2.0 thousand and $4.0 thousand for the three months ended June 30, 2025 and 2024, respectively, and $3.0 thousand and $8.0 thousand for the six months ended June 30, 2025 and 2024, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued professional service fees	$2,858	$667
Accrued sales and marketing costs	1,018	876
Accrued research and development costs	2,491	315
Accrued tax payable	181	876
Accrued others	-	107
Accrued expenses	$6,548	$2,841

6. Goodwill and Intangible Assets

As of June 30, 2025 and December 31, 2024, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the six months ended June 30, 2025 and 2024.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives, with remaining useful lives ranging from 6.3 to 12.9 years. A summary of the Company’s identifiable intangible assets as of June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$18,858	$13,772
Acquired technology	22,940	9,881	13,059
Acquired licenses	5,711	1,099	4,612
Assembled workforce	500	500	—
Total intangible assets	$61,781	$30,338	$31,443

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$17,770	$14,860
Acquired technology	21,940	9,143	12,797
Acquired licenses	5,711	915	4,796
Assembled workforce	500	500	—
Total intangible assets	$60,781	$28,328	$32,453

As of June 30, 2025, the weighted average remaining life for identifiable intangible assets was 7.8 years. Aggregate amortization expense was $1.0 million and $2.0 million for each of the three and six months ended June 30, 2025 and 2024. Patent rights, acquired technology and acquired licenses are amortized over a 15-year period.

Estimated future amortization expense related to intangible assets as of June 30, 2025 is as follows (in thousands):

Amount
2025 (Remainder of 2025)	$2,041
2026	4,083
2027	4,083
2028	4,083
2029	4,083
Thereafter	13,070
Total	$31,443

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

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of June 30, 2025 and December 31, 2024, the fair value of the Oramed Note was $18.5 million and $12.2 million, respectively, which is classified as debt, current in the consolidated balance sheets.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

June 30,
2025
Ending Balance as of December 31, 2024	$12,161
Change in fair value of Oramed Note – recorded in the consolidated statements of operations	6,290
Ending Balance as of June 30, 2025	$18,451

Tranche B Notes

On October 7, 2024, the Company entered into the Tranche B Securities Purchase Agreement with the Tranche B Investors and Oramed to refinance a portion of the Oramed Note and pay off certain other indebtedness of the Company. Pursuant to the Tranche B Securities Purchase Agreement, the Company agreed to issue and sell, in a registered offering by the Company directly to the Tranche B Noteholders: (i) the Tranche B Notes, which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a current conversion price equal to $36.40 per share and (ii) warrants (the “October 2024 Noteholder Warrants”) to purchase up to 214,284 shares of Common Stock directly to the Tranche B Noteholders.

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

In conjunction with the Tranche B Securities Purchase Agreement, the Company entered into the ZTlido Royalty Purchase Agreement for $5.0 million of the aggregate purchase price for the ZTlido Purchased Receivables (as defined below) in full consideration for the sale, transfer, conveyance and granting of the ZTlido Purchased Receivables, subject to the terms and conditions set forth in the ZTlido Royalty Purchase Agreement. The $50.0 million of total proceeds received were allocated based on their relative fair value to the Tranche B Notes, the October 2024 Noteholder Warrants, and the ZTlido Royalty Purchase Agreement, with the excess of fair value over the proceeds received in amount of $2.6 million recognized as a loss upon issuance within the change in fair value of debt and liability instruments in the consolidated statements of operations during the year ended December 31, 2024.

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

On July 22, 2025, the Company entered into Warrant Exchange Agreements (as defined below) with the Tranche B Noteholders in connection with the exchange of the October 2024 Noteholder Warrants for the New Warrants (as defined below). See Note 13 for the additional discussion of the Warrant Exchange Agreements and the New Warrants.

The following table provides a summary of the changes in the balance and the estimated fair value of the Tranche B Notes (in thousands):

June 30,
2025
Ending Balance as of December 31, 2024	$23,560
Repayment of Tranche B Notes principal and interest	(8,874)
Change in fair value of Tranche B Notes	6,734
Ending Balance as of June 30, 2025	$21,420

Aggregate principal repayments for the Company’s outstanding debt will be $14.1 million and $19.2 million in 2025 and 2026, respectively.

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

The Company elected the fair value option for the ZTlido Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of June 30, 2025 and December 31, 2024, the fair value of the ZTlido Royalty Purchase Agreement was $7.0 million and $6.8 million, respectively, recorded as a purchased revenue liability on the consolidated balance sheets. The Company incurred $0.2 million of issuance costs in connection with the ZTlido Royalty Purchase Agreement, which were included in the consolidated statement of operations for the year ended December 31, 2024.

The following table summarizes the purchased revenue liability activity related to ZTlido Royalty Purchase Agreement (in thousands):

June 30,
2025
Ending Balance as of December 31, 2024	$6,800
Repayment of purchased revenue liability	(1,116)
Change in fair value of purchased revenue liability	1,316
Ending Balance as of June 30, 2025	$7,000

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

The Company elected the fair value option for the Gloperba-Elyxyb Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of each of February 28, 2025 and June 30, 2025, the fair value of the ZTlido Royalty Purchase Agreement was $0.6 million and $0.5 million, recorded as a purchased revenue liability on the unaudited condensed consolidated balance sheet.

June 30,
2025
Beginning Balance as of February 28, 2025	$500
Repayment of purchased revenue liability	$(41)
Change in fair value of purchased revenue liability	141
Ending Balance as of June 30, 2025	$600

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

As of each of June 30, 2025 and December 31, 2024, there were 6,500,000 Penny Warrants outstanding that were fully vested and such warrants became exercisable on March 14, 2025.

On July 22, 2025, the Company entered into the Option Agreement (as defined below) with Oramed, pursuant to which it has the option to repurchase the Penny Warrants. See Note 13 for the additional discussion of the Option Agreement and the Warrant Repurchase (as defined below).

Excise Tax

In December 2022, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued guidelines on the implementation of the new code section added by the Inflation Reduction Act of 2022, which imposes a 1% excise tax on the total fair market value of stock repurchases during the tax year, subject to adjustments. Pursuant to the terms of the Sorrento SPA, the Company repurchased the Purchased Securities from Sorrento. The total fair market value of the Purchased Securities was offset by the fair market value of the shares issued during the year ended December 31, 2023. The Company has accrued $1.3 million of the excise tax liability during the year ended December 31, 2023, which was recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets. During the six months ended June 30, 2025, the Company made a total of $0.7 million payments for the excise tax. As of June 30, 2025, the remaining balance of the excise tax liability recorded as accrued expenses was $0.2 million.

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

As of each of June 30, 2025 and December 31, 2024, 5,467,692 Public Warrants, which are currently exercisable for an aggregate of up to 156,220 shares of Common Stock are outstanding.

As of each of June 30, 2025 and December 31, 2024, 1,000,000 Private Warrants, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock are outstanding.

Preferred Stock

The Company is authorized to issue 45,000,000 shares of preferred stock (the “Preferred Stock”) of which there are two series in total.

Series A Preferred Stock

As of June 30, 2025 and December 31, 2024, there were 29,057,097 shares of Series A Preferred Stock outstanding. On September 21, 2023, the Series A Preferred Stock was repurchased and derecognized for accounting purposes. The Series A Preferred Stock is currently held as collateral for the Oramed Note.

Series 1 Preferred Stock

On October 27, 2024, the Board declared a stock dividend (the “Dividend”) consisting of an aggregate of 5,000,000 shares (the “Dividend Stock”) of Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share, of the Company (the “Series 1 Preferred Stock”) to record holders of certain of the Company’s securities as of the close of business on November 7, 2024 (which date was subsequently changed to such later date to be determined in the sole discretion of the Board) (such later record date as so determined by the Board, the “Record Date”). Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on October 28, 2024, the Series 1 Preferred Stock ranks senior to the Common Stock but junior to all other series of Preferred Stock with respect to distributions of assets upon voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The holders of Series 1 Preferred Stock may become entitled to a pro rata portion of the number of shares that represents the lesser of (a) 10% of the shares of the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted), held by the Company as of immediately prior to the Effective Time (as defined below) (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction) and (b) that number of shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) equal to $200,000,000 divided by the closing price of such Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) on any national securities exchange on which such shares are listed on the date that is 10 trading days prior to the Determination Date (as defined below), which shares shall be paid from the shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) held by the Company as of immediately prior to the Effective Time (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction). Furthermore, the holders of Series 1 Preferred Stock shall not be entitled to receive any dividends and shall not have any voting rights by virtue of their ownership of any shares of Series 1 Preferred Stock.

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

The Series 1 Preferred Stock does not have any bifurcated features and is classified in equity at par value because the Company had an accumulated deficit position as of Dividend Stock declaration date. As of June 30, 2025 and as of the date of this filing, none of the Dividend Stock or any shares of the Series 1 Preferred Stock were issued or distributed.

Treasury Stock

As of June 30, 2025 and December 31, 2024, there were 1,458,263 and 1,716,245 shares of Treasury Stock, respectively.

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

As of June 30, 2025, no sales of Common Stock had been made under the ATM Sales Agreement. As of June 30, 2024, the Company sold 2,637 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

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

On December 11, 2024, the Company entered into a warrant amendment (the “Warrant Amendment”) with one of its investors to exercise the outstanding number of the February 2024 BDO Firm Warrants that the Company issued to such investor in the February 2024 BDO. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding February 2024 BDO Firm Warrants to purchase an aggregate of 50,421 shares of Common Stock in cash at an amended exercise price of $20.65 per share. During each of the six months ended June 30, 2025 and 2024, there were no February 2024 BDO Firm Warrants exercised. As of each of June 30, 2025 and December 31, 2024, there were 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock outstanding and 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of our Common Stock outstanding.

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

As of each of June 30, 2025 and December 31, 2024, there were 15,000,000 April 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock outstanding and 1,200,000 April 2024 RDO Placement Agent Warrants, which are currently exercisable for an aggregate of up to 34,286 shares of our Common Stock outstanding.

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

As of each of June 30, 2025 and December 31, 2024, there were 57,512,958 December 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 1,642,871 shares of Common Stock outstanding and 4,601,036 StockBlock Warrants, which are currently exercisable for an aggregate of up to 131,472 shares of Common Stock outstanding.

10. Stock Incentive and Employee Benefit Plan

2017 Scilex Pharmaceuticals Inc. Equity Incentive Plan

In June 2017, the Board adopted the Scilex Pharmaceuticals Inc. Equity Incentive Plan (the “Scilex Pharma 2017 Plan”). In connection with the corporate reorganization in March 2019, the Scilex Pharma 2017 Plan was terminated. Accordingly, after such time, no additional awards were granted under the Scilex Pharma 2017 Plan. However, the 2017 Stock Option Plan will continue to govern outstanding awards granted thereunder.

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

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). As of June 30, 2025, a total of 716,085 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 40,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the six months ended June 30, 2025 and 2024.

As of June 30, 2025, options to purchase 1,009,938 shares of Common Stock were outstanding under all equity incentive plans.

The following table summarizes stock option activity during the six months ended June 30, 2025 (in thousands, except for per share amounts and contractual life):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,028	$138.23	6.4	$—
Granted	1	$4.70
Forfeited/Cancelled	(19)	$93.38
Outstanding as of June 30, 2025	1,010	$138.98	5.8	$1
Vested and expected to vest as of June 30, 2025	1,010	$138.98	5.8	$1
Exercisable as of June 30, 2025	788	$121.00	5.2	$—

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options were granted during the six months ended June 30, 2025 was $3.76 per share. No options were exercised during the six months ended June 30, 2025. The maximum term of options granted under each of the equity incentive plans is ten years.

Total stock-based compensation recorded within operating expenses was $3.3 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively and $6.6 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of June 30, 2025 were $20.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of June 30, 2025, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 170,573, which was increased from 127,902 shares as a result of automatic annual increase on January 1, 2025.

Total stock-based compensation recorded as operating expense for the ESPP was $26.6 thousand and $76.8 thousand for the three and six months ended June 30, 2025, respectively and $63.7 thousand and $0.1 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, there were 4,072 shares of Common Stock issued under the ESPP.

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

The following assumptions were used in the Black-Scholes option pricing model to estimate stock-based compensation on the date of grant for stock options:

Six Months Ended June 30, 2025
Stock options:
Expected dividend yield	0.00%
Expected volatility	96.30%
Risk-free interest rate	4.17%
Term of options (in years)	6.25
Employee stock purchase plan:
Expected dividend yield	0.00%
Expected volatility	112.87%
Risk-free interest rate	4.31%
Expected life (in years)	0.49

Semnur 2024 Stock Option Plan

Concurrent with the signing of the Semnur Business Combination Agreement, the Board, the Company (as the sole stockholder of Semnur) and the board of directors of Semnur approved the 2024 Stock Option Plan (the “Semnur 2024 Plan”). Under the Semnur 2024 Plan, 40,000,000 shares of Semnur Common Stock were reserved for future issuance and Nonstatutory Stock Options (“NSOs”) to purchase the same amount of Semnur Common Stock were granted to certain executive officers of Semnur. The NSOs were granted on August 30, 2024 and expire on August 30, 2034. No expense was recorded in connection with the NSOs as of June 30, 2025, as until the date on which all payments and all obligations under the Oramed Note have been paid in full in cash, such options will not be or become exercisable, eligible for exchange, redemption or repurchase, eligible to participate in any dividends or distributions or have any voting rights in respect of the Company or any of its current or future subsidiaries of the Company, and following the closing of the transactions contemplated by the Semnur Business Combination Agreement, the Company, Denali or any of their respective current and future subsidiaries, successors and assigns.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.1 million for each of the three months ended June 30, 2025 and 2024, and $0.3 million and $0.2 million for each of the six months ended June 30, 2025 and 2024.

Retainer Shares

On February 13, 2023, the Company entered into a Stock Issuance Agreement (the “2023 SIA”) with a law firm for the provision of legal services to the Company. Under the 2023 SIA, the Company issued 114,286 shares of Common Stock to the law firm. On July 1, 2024, the Company entered into another Stock Issuance Agreement (the “2024 SIA”) with the same law firm for the provision of legal services to the Company. Under the 2024 SIA, the Company issued 285,714 shares of Common Stock to the same law firm. All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company (the “Retainer Shares”). At the option of the law firm, the Retainer Shares may be sold and the net proceeds may be applied against the outstanding legal fees. The Retainer Shares not applied against the outstanding legal fees due will be returned to the Company. As of June 30, 2025, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Scilex Pharma made royalty payments in the amount of $0.6 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $1.9 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, Scilex Pharma had ending balances of accrued royalty payables of $4.5 million and $4.0 million, respectively. Total royalty expense recorded within cost of revenue was $1.6 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively.

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

Sales Operations Services

In November 2014, Scilex Pharma entered into a project agreement with a vendor, pursuant to which the vendor has agreed to perform certain services in accordance with written work orders, which was subsequently superseded by a new project agreement entered into in May 2025 (the “Project Agreement”). In connection with the detailing services, the Project Agreement provides that the vendor will provide Scilex Pharma with full-time sales representatives who shall detail the Product by making calls pursuant to a call plan on targets. In connection with the sales operation services, the vendor will provide certain services required for the initial implementation and ongoing operation of the sales force.

In May 2025, Scilex Pharma and the vendor entered into a work order in which the parties agreed to convert substantially all of the sales representatives allocated under the Project Agreement to become employees of the vendor. The work order shall be in effect and remain in effect until the thirty-six months anniversary of the Deployment Date, as set forth in accordance with the terms of the Project Agreement, which is June 3, 2025, or until terminated in accordance with the terms of the Project Agreement or unless extended as provided therein (the “Term”). The Term may be extended for additional periods of one (1) year (each, an “Additional Term”) upon the mutual written agreement of the parties not less than sixty (60) days before the end of the Term or any Additional Term. Scilex Pharma paid a one-time implementation fee of $72 thousands associated with the operational setup and the recruiting of the sales representatives and will pay fixed monthly fee of $1.2 million for year one and $1.3 million for each of year two and year three.

Pursuant to the terms set forth in the Project Agreement, either party may terminate this work order without cause upon ninety (90) days prior written notice to the other party; provided, however, that such termination by Scilex Pharma may not occur prior to the twelve (12) month anniversary of the Deployment Date.

Litigation

From time to time, the Company may be subject to claims and legal proceedings arising in the ordinary course of business. The Company evaluates each matter and assesses its potential financial exposure. If the potential loss from a legal proceeding is considered probable and the amount can be reasonably estimated, the Company records an accrual for the estimated loss. Because the outcome of legal proceedings is inherently uncertain, significant judgment is required in assessing the likelihood of a loss and whether the amount is reasonably estimable. The Company’s assessments and any recorded accruals are based on information available at the time of evaluation. As additional information becomes available, the Company re-evaluates its estimates and may adjust recorded liabilities accordingly.

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, we and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, we and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to us to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024, which payment has been made on July 8, 2024 and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm; (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). We and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect our claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. The Court requested further briefing on the remedies solely as to the remaining defendant, Mr. Mack. The parties filed further briefing and then presented oral argument on November 15, 2024. The Court’s issued its decision on damages as to Mr. Mack on July 31, 2025, crediting Mr. Mack for settlement amounts previously paid to Plaintiffs by Virpax, on the count for which Mr. Mack was found liable, and assessing costs against Mr. Mack for one-third of Plaintiffs’ attorneys fees. The parties are awaiting the entry of final judgment.

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex and Aveva were subject to an automatic 30-month stay preventing them from selling a generic version of ZTlido during that time, which was extinguished by the U.S. District Court decision described below. However, to our knowledge, Aveva has not received FDA approval for any generic version of ZTlido. The two Apotex entities were dismissed from the litigation without prejudice, as they no longer had an interest in the generic product that Aveva seeks to market. Before trial, Aveva dropped its challenge to the validity and enforceability of the Company’s patents. Trial in the ZTlido Patent Litigation was held from July 8, 2024 to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case was submitted to the U.S. District Court for the Southern District of Florida. On August 26, 2024, that court issued a decision finding that Aveva’s product does not infringe the Company’s ZTlido Patents. The Company is appealing that decision to the U.S. Court of Appeals for the Federal Circuit, and it filed a Notice of Appeal with the U.S. District Court for the Southern District of Florida on September 25, 2024. Briefing has been completed in that appeal. The parties are awaiting the Federal Circuit’s scheduling of oral argument.

Former Employees Litigation

On November 3, 2023, four former employees of the Company filed a complaint in California Superior Court in San Diego County, consisting of claims for back compensation that they allege were promised but not paid to them. The Company investigated those claims, conducted and responded to discovery, and vigorously contested this lawsuit. The parties concluded a settlement of all claims on June 2, 2025, the terms of which are confidential.

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of June 30, 2025, the Company’s leases have remaining lease terms of approximately 2.3 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that are not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the right-of-use (“ROU”) assets or lease liabilities, and are immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of June 30, 2025, the Company has no finance leases.

Lease expense was $0.2 million and $0.3 million for the three months ended June 30, 2025 and 2024, and $0.5 million for each of the six months ended June 30, 2025 and 2024 and was primarily comprised of operating lease costs. The lease expense included variable lease costs and sublease income, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(227)	$(278)
Weighted average remaining lease term in years — operating leases	2.3	3.2
Weighted average discount rate — operating leases	11.0%	11.0%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2025 (Remainder of 2025)	$461
2026	944
2027	724
Total lease payments	2,129
Less imputed interest	(235)
Total lease liabilities	1,894
Less current portion of lease liability	768
Lease liability, net of current portion	$1,126

12. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Scilex Holding Company	$(42,308)	$(37,582)	$(68,388)	$(61,959)
Deemed dividend for anti-dilution adjustments to Penny Warrants upon Reverse Stock Split	(43,753)	—	(43,753)	—
Net loss for basic and diluted loss per share attributable to common stockholders	$(86,061)	$(37,582)	$(112,141)	$(61,959)
Weighted average number of shares outstanding	5,095	3,232	5,080	3,014
Weighted average common stock warrants exercisable for nominal consideration	6,500	1,669	6,500	985
Weighted average number of shares, basic and diluted	11,595	4,901	11,580	3,999
Loss per share
Basic and diluted	$(7.42)	$(7.67)	$(9.68)	$(15.49)

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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,	June 30,
	2025	2024
Stock options	1,009,938	981,933
Retainer Shares	399,999	114,285
Shares issuable under Tranche B Notes	914,822	—
Public Warrants	156,220	195,837
Private Warrants	28,572	103,239
Shares issuable under ESPP	21,713	3,335
Shares issuable under the SIPA	8,571	—
February 2024 BDO Firm Warrants	108,686	166,612
February 2024 BDO Representative Warrants	13,446	13,446
April 2024 RDO Common Warrants	428,572	428,572
April 2024 RDO Placement Agent Warrants	34,286	34,286
Deposit Warrants	3,250,000	3,250,000
October 2024 Noteholder Warrants	214,284	—
October 2024 Placement Agent Warrants	104,848	—
December 2024 RDO Common Warrants	1,642,871	—
StockBlock Warrants	131,472	—
Total	8,468,300	5,291,545

13. Subsequent Events

Equity Line of Credit

On July 22, 2025, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC, a Delaware limited liability company (the “Investor”).

Pursuant to the Purchase Agreement, the Company has the right, but not the obligation, to sell to the Investor up to the lesser of: (a) $100,000,000 of newly issued shares of Common Stock and (b) the Exchange Cap (as defined below), from time to time, at the Company’s sole discretion (each such sale, a “VWAP Purchase”) by delivering an irrevocable written notice to the Investor (each such notice, a “VWAP Purchase Notice”). The Company shall be permitted to deliver a VWAP Purchase Notice to the Investor during the period commencing on the Commencement Date (as defined in the Purchase Agreement) and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the SEC, subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms.

The Investor’s purchases of shares of Common Stock under the Purchase Agreement, if any, will be subject to certain limitations, including that the Investor may not purchase shares that would result in it (together with its affiliates) owning more than 4.99% (or, at the election of the Investor, 9.99%) of the then-issued and outstanding shares of Common Stock. In addition, unless stockholder approval of a waiver of the Exchange Cap (as defined below) is obtained, the Company shall not issue or sell any shares of Common Stock pursuant to the Purchase Agreement, if, after giving effect thereto, the aggregate number of shares of Common Stock that would be issued pursuant to the Purchase Agreement and the transactions contemplated thereby would exceed 1,390,443 (representing 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement) (such maximum number of shares, the “Exchange Cap”). However, the Exchange Cap shall not be applicable for any purposes of the Purchase Agreement and the transactions contemplated thereby, to the extent that (and only for so long as) the average price of all applicable sales of Common Stock under the Purchase Agreement equals or exceeds $8.09, which is the Minimum Price (as defined in the Purchase Agreement). The Company is under no obligation to seek stockholder approval of a waiver of the Exchange Cap.

As consideration for the Investor’s commitment to purchase shares of Common Stock, the Company shall issue 150,000 shares of Common Stock to the Investor as a commitment fee (the “Commitment Shares”) upon effectiveness of the Registration Statement (as defined below).

In connection with the transactions contemplated by, and concurrently with the execution of, the Purchase Agreement, the Company and the Investor also entered into a Registration Rights Agreement, dated as of July 22, 2025 (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC one or more registration statements (each, a “Registration Statement”), to register under the Securities Act the offer and resale by the Investor of all of the shares that may be issued by the Company to the Investor from time to time under the Purchase Agreement, including the Commitment Shares. The Investor’s obligation to purchase shares of Common Stock pursuant to the Purchase Agreement is subject to such a Registration Statement being filed with the SEC and declared effective.

Warrant Exchange Agreement

On July 22, 2025, the Company entered into Warrant Exchange Agreements (each, a “Warrant Exchange Agreement” and collectively, the “Warrant Exchange Agreements”) with certain holders (the Tranche B Noteholders or the “Exchanging Warrant Holders”) of the Company’s existing Tranche B warrants to purchase shares of Common Stock (the October 2024 Noteholder Warrants or the “Existing Tranche B Warrants”). Pursuant to the Warrant Exchange Agreements, the Company and the Exchanging Warrant Holders, in reliance on Section 3(a)(9) of the Securities Act, effected a voluntary securities exchange whereby the Exchanging Warrant Holders exchanged the Existing Tranche B Warrants, which are currently exercisable for an aggregate of 107,142 shares of Common Stock at an exercise price of $36.40 per share, originally issued pursuant to the Tranche B Securities Purchase Agreement, for warrants to purchase an aggregate of 500,000 shares of Common Stock (the “New Warrants”) at an exercise price of $40.00 per share (the “Exercise Price”). The New Warrants shall be immediately exercisable, but may only be exercised on a cash basis on or after the earlier of (i) the date that is 90 days following the Closing Date (as defined in the Warrant Exchange Agreements), and (ii) the initial date after the date of the Warrant Exchange Agreements that a registration statement is effective and available for the issuance of the shares of Common Stock underlying the New Warrants to the holders of the New Warrants (or the resale of shares of Common Stock underlying the New Warrants); provided, however, the New Warrants may only be exercised on a cashless basis if there is no registration statement to cover the issuance of the shares of Common Stock underlying the New Warrants or the resale of such shares. The New Warrants shall have an expiration date of October 8, 2029.

The terms of the New Warrants are generally identical to the terms of the Existing Tranche B Warrants, other than with respect to the number of shares issuable upon exercise thereof and the Exercise Price and certain other matters. The Exercise Price of the New Warrants is subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. The Exercise Price is also subject to full-ratchet adjustment (down to the Exercise Price Floor (as defined below)) in connection with a subsequent offering at a per share price less than the exercise price then in effect. The New Warrants also permit a voluntary adjustment to the Exercise Price, subject to certain conditions set forth therein, including compliance with the Nasdaq Listing Rules and having obtained the prior written consent of the required holders as described therein. The Exercise Price cannot be lower than $36.40 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events, the “Exercise Price Floor”), unless shareholder approval is obtained to allow the New Warrants to be exercised at a price lower than the Exercise Price Floor in accordance with the Nasdaq Listing Rules. The Company is under no obligation to seek or obtain such shareholder approval.

Oramed Warrant Repurchase

As previously disclosed by the Company, on September 21, 2023, the Company issued the Penny Warrants to Oramed.

On July 22, 2025, the Company entered into an Option Agreement for the Repurchase of Warrants with Oramed (the “Option Agreement”), pursuant to which, among other things, Oramed granted an option (the “Option”) to the Company to repurchase the Penny Warrants in two tranches (the “Warrant Repurchase”) for an aggregate purchase price of $27,000,000 (the “Warrant Repurchase Amount”), subject to the terms and conditions set forth therein. In consideration of the Option, the Company agreed to pay $1,500,000 (the “Option Payment Amount”) to Oramed in two equal installments occurring on or before August 8, 2025 and December 16, 2025, respectively. Provided that the Company has made the applicable option payment on or before such dates, the Company shall be entitled to purchase the Penny Warrants as follows: (i) on or before September 30, 2025, it may repurchase 3,130,000 Penny Warrants for $13,000,000; and (ii) on or before December 31, 2025, it may repurchase 3,370,000 Penny Warrants for $14,000,000. Additionally, if the Company effects the Warrant Repurchase and has paid the Option Payment Amount and the Warrant Repurchase Amount in full, in accordance with the terms of the Option Agreement, then the maturity date of the Oramed Note shall be extended to March 31, 2026 and any make-whole payment due thereunder upon prepayment shall be waived.

Oramed shall have the right to terminate the Option Agreement if the Company (i) fails to make certain payments thereunder or (ii) has not exercised the Option by the applicable dates set forth therein (an “Option Termination”).

Pursuant to the terms of the Option Agreement, the Company has agreed that, if the Option Agreement is terminated pursuant to the terms set forth therein, the Company will use commercially reasonable efforts to obtain the approval of its stockholders to permit the issuance of shares of Common Stock in excess of the Stockholder Approval Cap (as defined therein) upon exercise of any Penny Warrants retained by Oramed following such termination, subject to the terms and conditions set forth therein.

Amendment to Semnur Business Combination Agreement

On July 22, 2025, Semnur entered into Amendment No. 2 to the Semnur Business Combination Agreement with Denali and Denali Merger Sub. Amendment No. 2 amends the Semnur Business Combination Agreement to, among other things, modify the definitions of the “Exchange Ratio” and “Merger Consideration” to facilitate the issuance of additional shares of common stock of Semnur prior to the closing of the Business Combination in connection with any potential private placement financing or for issuance to advisors and other service providers for services rendered and maintain the 1.25-to-1 exchange ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Annual Report on Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” As a result of these risks, you should not replace undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

On April 15, 2025, we effected a reverse stock split of our Common Stock at a ratio of 1-for-35 (the “Reverse Stock Split”). Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q reflects the effect of the Reverse Stock Split.

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018, in-licensed two commercial products in 2022 and 2023, and are developing our late-stage pipeline. Our commercial product, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), is a prescription lidocaine topical product approved by the U.S. Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a dedicated sales force of approximately 65 people, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States (“U.S.” or the “United States”). We launched GLOPERBA in June 2024 and believe we are well-positioned to market and distribute the product. In January 2025, we in-licensed the rights to commercialize GLOPERBA outside the U.S. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. In January 2025, we received approval from Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for ELYXYB for the acute treatment of migraine with or without aura in Canada.

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain or sciatica with completed Phase 3 study, (ii) SP-103 (lidocaine topical system) 5.4% (“SP-103”), a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain associated with muscle spasms and for which we have completed a Phase 2 trial in acute low back pain (“LBP”), and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride formulation for treatment of fibromyalgia, for which Phase 1 trials were completed.

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

Since our inception, we have invested substantial efforts and financial resources into acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate sufficient revenue to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $44.0 million and $37.6 million for the three months ended June 30, 2025 and 2024, and a net loss of $70.1 million and $62.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $631.4 million. As of June 30, 2025, we had cash and cash equivalents of approximately $4.1 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Recent Developments

Equity Line of Credit

On July 22, 2025, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Tumim Stone Capital, LLC, a Delaware limited liability company (the “Investor”).

Pursuant to the Purchase Agreement, we have the right, but not the obligation, to sell to the Investor up to the lesser of: (a) $100,000,000 of newly issued shares of Common Stock and (b) the Exchange Cap (as defined below), from time to time, at our sole discretion (each such sale, a “VWAP Purchase”) by delivering an irrevocable written notice to the Investor (each such notice, a “VWAP Purchase Notice”). We shall be permitted to deliver a VWAP Purchase Notice to the Investor during the period commencing on the Commencement Date (as defined in the Purchase Agreement) and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Registration Statement (as defined below) has been declared effective by the SEC, subject to the terms and conditions set forth therein, and unless the Purchase Agreement is earlier terminated in accordance with its terms.

The Investor’s purchases of shares of Common Stock under the Purchase Agreement, if any, will be subject to certain limitations, including that the Investor may not purchase shares that would result in it (together with its affiliates) owning more than 4.99% (or, at the election of the Investor, 9.99%) of the then-issued and outstanding shares of Common Stock. In addition, unless stockholder approval of a waiver of the Exchange Cap (as defined below) is obtained, we shall not issue or sell any shares of Common Stock pursuant to the Purchase Agreement, if, after giving effect thereto, the aggregate number of shares of Common Stock that would be issued pursuant to the Purchase Agreement and the transactions contemplated thereby would exceed 1,390,443 (representing 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the execution of the Purchase Agreement) (such maximum number of shares, the “Exchange Cap”). However, the Exchange Cap shall not be applicable for any purposes of the Purchase Agreement and the transactions contemplated thereby, to the extent that (and only for so long as) the average price of all applicable sales of Common Stock under the Purchase Agreement equals or exceeds $8.09, which is the Minimum Price (as defined in the Purchase Agreement). We are under no obligation to seek stockholder approval of a waiver of the Exchange Cap.

As consideration for the Investor’s commitment to purchase shares of Common Stock, we shall issue 150,000 shares of Common Stock to the Investor as a commitment fee (the “Commitment Shares”) upon effectiveness of the Registration Statement (as defined below).

In connection with the transactions contemplated by, and concurrently with the execution of, the Purchase Agreement, we and the Investor also entered into a Registration Rights Agreement, dated as of July 22, 2025 (the “Registration Rights Agreement”), pursuant to which we agreed to file with the SEC one or more registration statements (each, a “Registration Statement”), to register under the Securities Act the offer and resale by the Investor of all of the shares that may be issued by us to the Investor from time to time under the Purchase Agreement, including the Commitment Shares. The Investor’s obligation to purchase shares of Common Stock pursuant to the Purchase Agreement is subject to such a Registration Statement being filed with the SEC and declared effective.

Warrant Exchange Agreement

On July 22, 2025, we entered into Warrant Exchange Agreements (each, a “Warrant Exchange Agreement” and collectively, the “Warrant Exchange Agreements”) with certain holders (the Tranche B Noteholders or the “Exchanging Warrant Holders”) of our existing Tranche B warrants to purchase shares of Common Stock (the October 2024 Noteholder Warrants or the “Existing Tranche B Warrants”). Pursuant to the Warrant Exchange Agreements, we and the Exchanging Warrant Holders, in reliance on Section 3(a)(9) of the Securities Act, effected a voluntary securities exchange whereby the Exchanging Warrant Holders exchanged the Existing Tranche B Warrants, which are currently exercisable for an aggregate of 107,142 shares of Common Stock at an exercise price of $36.40 per share, originally issued pursuant to the Tranche B Securities Purchase Agreement, for warrants to purchase an aggregate of 500,000 shares of Common Stock (the “New Warrants”) at an exercise price of $40.00 per share (the “Exercise Price”). The New Warrants shall be immediately exercisable, but may only be exercised on a cash basis on or after the earlier of (i) the date that is 90 days following the Closing Date (as defined in the Warrant Exchange Agreements), and (ii) the initial date after the date of the Warrant Exchange Agreements that a registration statement is effective and available for the issuance of the shares of Common Stock underlying the New Warrants to the holders of the New

Warrants (or the resale of shares of Common Stock underlying the New Warrants); provided, however, the New Warrants may only be exercised on a cashless basis if there is no registration statement to cover the issuance of the shares of Common Stock underlying the New Warrants or the resale of such shares. The New Warrants shall have an expiration date of October 8, 2029.

The terms of the New Warrants are generally identical to the terms of the Existing Tranche B Warrants, other than with respect to the number of shares issuable upon exercise thereof and the Exercise Price and certain other matters. The Exercise Price of the New Warrants is subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. The Exercise Price is also subject to full-ratchet adjustment (down to the Exercise Price Floor (as defined below)) in connection with a subsequent offering at a per share price less than the exercise price then in effect. The New Warrants also permit a voluntary adjustment to the Exercise Price, subject to certain conditions set forth therein, including compliance with the Nasdaq Listing Rules and having obtained the prior written consent of the required holders as described therein. The Exercise Price cannot be lower than $36.40 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events, the “Exercise Price Floor”), unless shareholder approval is obtained to allow the New Warrants to be exercised at a price lower than the Exercise Price Floor in accordance with the Nasdaq Listing Rules. We are under no obligation to seek or obtain such shareholder approval.

Oramed Warrant Repurchase

As previously disclosed by us, on September 21, 2023, we issued the Penny Warrants to Oramed.

On July 22, 2025, we entered into an Option Agreement for the Repurchase of Warrants with Oramed (the “Option Agreement”), pursuant to which, among other things, Oramed granted an option (the “Option”) to us to repurchase the Penny Warrants in two tranches (the “Warrant Repurchase”) for an aggregate purchase price of $27,000,000 (the “Warrant Repurchase Amount”), subject to the terms and conditions set forth therein. In consideration of the Option, we agreed to pay $1,500,000 (the “Option Payment Amount”) to Oramed in two equal installments occurring on or before August 8, 2025 and December 16, 2025, respectively. Provided that we have made the applicable option payment on or before such dates, we shall be entitled to purchase the Penny Warrants as follows: (i) on or before September 30, 2025, we may repurchase 3,130,000 Penny Warrants for $13,000,000; and (ii) on or before December 31, 2025, we may repurchase 3,370,000 Penny Warrants for $14,000,000. Additionally, if we effect the Warrant Repurchase and has paid the Option Payment Amount and the Warrant Repurchase Amount in full, in accordance with the terms of the Option Agreement, then the maturity date of the Oramed Note shall be extended to March 31, 2026 and any make-whole payment due thereunder upon prepayment shall be waived.

Oramed shall have the right to terminate the Option Agreement if we (i) fail to make certain payments thereunder or (ii) have not exercised the Option by the applicable dates set forth therein (an “Option Termination”).

Pursuant to the terms of the Option Agreement, we have agreed that, if the Option Agreement is terminated pursuant to the terms set forth therein, we will use commercially reasonable efforts to obtain the approval of our stockholders to permit the issuance of shares of Common Stock in excess of the Stockholder Approval Cap (as defined therein) upon exercise of any Penny Warrants retained by Oramed following such termination, subject to the terms and conditions set forth therein.

Amendment to Semnur Business Combination Agreement

On July 22, 2025, Semnur entered into Amendment No. 2 to the Semnur Business Combination Agreement with Denali and Denali Merger Sub (“Amendment No. 2”). Amendment No. 2 amends the Semnur Business Combination Agreement to, among other things, modify the definitions of the “Exchange Ratio” and “Merger Consideration” to facilitate the issuance of additional shares of common stock of Semnur prior to the closing of the Business Combination in connection with any potential private placement financing or for issuance to advisors and other service providers for services rendered and maintain the 1.25-to-1 exchange ratio.

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

Other Expense, Net

Loss on Derivative Liability

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

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2025 consists of interest on the balances due for government and commercial rebate programs and interest related to the deferred consideration for GLOPERBA license acquired from RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”) in 2022. Government rebate programs include state Medicaid drug rebate programs and commercial rebate programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates for access to and position on that provider’s patient drug formulary. Interest expense, net for the three months ended June 30, 2024 consists of interest related to the loans in an aggregate principal amount of up to $30.0 million (the “Revolving Facility”) made available by eCapital Healthcare Corp. pursuant to a Credit and Security Agreement (the “eCapital Credit Agreement”) that Scilex Pharmaceuticals Inc., our wholly owned subsidiary (“Scilex Pharma”), entered into on June 27, 2023.

(Gain) Loss on Foreign Currency Exchange

(Gain) Loss on foreign currency exchange relates to foreign exchange (gain) loss on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following tables summarize our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Changes
Statements of Operations Data:
Net revenue	$9,896	$16,370	$(6,474)
Net operating costs and expenses:
Cost of revenue	3,272	4,390	(1,118)
Research and development	6,187	2,004	4,183
Selling, general and administrative	19,841	24,598	(4,757)
Intangible amortization	1,008	1,001	7
Legal settlements	95	—	95
Total net operating costs and expenses	30,403	31,993	(1,590)
Loss from operations	(20,507)	(15,623)	(4,884)
Other expense, net:
Loss on derivative liability	12,375	15,284	(2,909)
Change in fair value of debt and liability instruments	8,366	6,099	2,267
Interest expense, net	2,682	571	2,111
Loss on foreign currency exchange	99	5	94
Total other income	23,522	21,959	1,563
Loss before income taxes	(44,029)	(37,582)	(6,447)
Income tax expense	19	—	19
Net loss	$(44,048)	$(37,582)	$(6,466)

Comparison of the Three Months Ended June 30, 2025 and 2024

Net Revenue

The following table summarizes net revenue by product for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
ZTlido
Net Revenue	$9,055	$14,535	$(5,480)
ELYXYB
Net Revenue	910	1,234	(324)
GLOPERBA
Net Revenue	(69)	601	(670)
Total Net Revenue	$9,896	$16,370	$(6,474)

Net revenue for the three months ended June 30, 2025 and 2024 was $9.9 million and $16.4 million, respectively. The decrease of $6.5 million was primarily related to a $5.5 million decrease in net product sales of ZTlido, a $0.3 million decrease in net product sales of ELYXYB and a $0.7 million decrease in net product sales of GLOPERBA. The decrease in net sales for our commercial products were mainly driven by a decrease in sales demand.

Cost of Revenue

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
ZTlido
Cost of Revenue	$1,504	$1,832	$(328)
Cost of Revenue - Royalties	1,611	2,384	(773)
Other Cost of Revenue	16	13	3
Total ZTlido	3,131	4,229	(1,098)
ELYXYB
Cost of Revenue	65	45	20
Cost of Revenue - Royalties	73	99	(26)
Total ELYXYB	138	144	(6)
GLOPERBA
Cost of Revenue	3	17	(14)
Total GLOPERBA	3	17	(14)
Total Cost of Revenue	$3,272	$4,390	$(1,118)

Cost of revenue for the three months ended June 30, 2025 and 2024 was $3.3 million and $4.4 million, respectively. Cost of revenue for ZTlido decreased by $1.1 million, primarily driven by a decrease in gross product sales due to a decrease in sales demand.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Increase (Decrease)
SP-102
Contracted R&D	$102	$135	$(33)
Personnel	365	182	183
Other	35	22	13
Total SP-102	502	339	163
SP-103
Contracted R&D	241	263	(22)
Personnel	234	388	(154)
Other	58	48	10
Total SP-103	533	699	(166)
SP-104
Contracted R&D	(71)	2	(73)
Personnel	4	53	(49)
Other	14	8	6
Total SP-104	(53)	63	(116)
GLOPERBA
Contracted R&D	197	81	116
Personnel	158	277	(119)
Other	28	31	(3)
Total GLOPERBA	383	389	(6)
ELYXYB
Contracted R&D	122	243	(121)
Personnel	227	221	6
Other	41	50	(9)
Total ELYXYB	390	514	(124)
R&D Discovery Project
Contracted R&D	32	—	32
Personnel	40	—	40
Other	4,360	—	4,360
Total R&D Discovery Project	4,432	—	4,432
Total Research and Development Expenses	$6,187	$2,004	$4,183

Research and development expenses for the three months ended June 30, 2025 and 2024 were $6.2 million and $2.0 million, respectively. The increase was primarily attributed to the acquisition costs for the KDS2010 license and increased staffing cost related to SP-102, offset by reduced staffing cost related to SP-103, SP-104 and GLOPERBA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 and 2024 were $19.8 million and $24.6 million, respectively. The decrease of approximately $4.8 million was primarily due to a $2.3 million decrease in marketing expenses, a $2.1 million decrease in personnel expense, a $0.7 million decrease in travel expenses, a $0.2 million decrease in rebate expenses, $0.2 million decrease in insurance costs and $0.4 million decrease in other expenses in the three months ended June 30, 2025, partially offset by a $0.9 million increase in advisory and financing expenses and a $0.2 million increase in contracted services.

Intangible Amortization Expense

Intangible amortization expense for each of the three months ended June 30, 2025 and 2024 was $1.0 million.

Legal Settlements

Legal settlements for the three months ended June 30, 2025 and 2024 were $0.1 million and nil, respectively. The increase was attributed to payments made for a litigation settlement that was entered into during the second quarter of 2025. The terms of the settlement are confidential. See Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Loss on Derivative Liability

Loss on derivative liability for the three months ended June 30, 2025 and 2024 was $12.4 million and $15.3 million, respectively. The loss recognized during the three months ended June 30, 2025 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants (each as defined below). The loss recognized during the three months ended June 30, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants and the April 2024 RDO Common Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the three months ended June 30, 2025 and 2024 was $8.4 million and $6.1 million, respectively. The loss recognized during the three months ended June 30, 2025 was attributed to losses of $3.5 million for the Oramed Note, $0.6 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, $0.1 million for the purchased revenue liability pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement and $4.2 million in change in fair value of the Tranche B Notes. The loss recognized during the three months ended June 30, 2024 was attributed to the Oramed Note and the FSF Deposit. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $26.5 million remained outstanding as of June 30, 2025. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million, and was satisfied in November 2024 by the delivery of the Additional Product to Endeavor. The Tranche B Notes were issued in October 2024 in the principal amount of $50.0 million, of which the principal amount of $30.7 million remained outstanding as of June 30, 2025.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2025 and 2024 was $2.7 million and $0.6 million, respectively. Interest expense of $2.7 million for the three months ended June 30, 2025 primarily consists of the interest on the balances due for government and commercial rebate programs. Interest expense of $0.6 million for the three months ended June 30, 2024 consists of the interest related to the Revolving Facility.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following tables summarize our results of operations for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Changes
Statements of Operations Data:
Net revenue	$14,900	$27,254	$(12,354)
Net operating costs and expenses:
Cost of revenue	4,656	8,230	(3,574)
Research and development	8,643	5,112	3,531
Selling, general and administrative	47,901	53,876	(5,975)
Intangible amortization	2,010	2,028	(18)
Legal settlements	95	(6,891)	6,986
Total net operating costs and expenses	63,305	62,355	950
Loss from operations	(48,405)	(35,101)	(13,304)
Other expense, net:
Loss on derivative liability	1,966	15,741	(13,775)
Change in fair value of debt and liability instruments	14,480	10,004	4,476
Interest expense, net	5,163	1,102	4,061
Loss on foreign currency exchange	95	11	84
Total other expense, net	21,704	26,858	(5,154)
Loss before income taxes	(70,109)	(61,959)	(8,150)
Income tax expense	19	—	19
Net loss	$(70,128)	$(61,959)	$(8,169)

Comparison of the Six Months Ended June 30, 2025 and 2024

Net Revenue

The following table summarizes net revenue by product for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
ZTlido
Net Revenue	$13,042	$24,813	$(11,771)
ELYXYB
Net Revenue	1,750	1,840	(90)
GLOPERBA
Net Revenue	108	601	(493)
Total Net Revenue	$14,900	$27,254	$(12,354)

Net revenue for the six months ended June 30, 2025 and 2024 was $14.9 million and $27.3 million, respectively. The decrease of $12.4 million consists of a $11.8 million decrease in net product sales of ZTlido, a $0.1 million decrease in net product sales of ELYXYB and a $0.5 million decrease in net product sales for GLOPERBA. The decrease in net sales of ZTlido was driven by a decrease in gross sales by approximately 33% due to a decrease in the sales volume, partially offset by a standard industry annual price increase effective January 1, 2025.

Cost of Revenue

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
ZTlido
Cost of Revenue	$2,074	$3,241	$(1,167)
Cost of Revenue - Royalties	2,313	4,724	(2,411)
Other Cost of Revenue	26	22	4
Total ZTlido	4,413	7,987	(3,574)
ELYXYB
Cost of Revenue	95	79	16
Cost of Revenue - Royalties	140	147	(7)
Total ELYXYB	235	226	9
GLOPERBA
Cost of Revenue	8	17	(9)
Total GLOPERBA	8	17	(9)
Total Cost of Revenue	$4,656	$8,230	$(3,574)

Cost of revenue for the six months ended June 30, 2025 was $4.7 million and $8.2 million, respectively. Cost of revenue for ZTlido decreased by $3.6 million, primarily driven by a decrease in gross product sales by approximately 33%.

Research and Development Expenses

The following table summarizes research and development expenses by project for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Increase (Decrease)
SP-102
Contracted R&D	$177	$949	$(772)
Personnel	469	262	207
Other	43	29	14
Total SP-102	689	1,240	(551)
SP-103
Contracted R&D	529	669	(140)
Personnel	533	728	(195)
Other	104	98	6
Total SP-103	1,166	1,495	(329)
SP-104
Contracted R&D	(47)	23	(70)
Personnel	65	219	(154)
Other	23	26	(3)
Total SP-104	41	268	(227)
GLOPERBA
Contracted R&D	269	291	(22)
Personnel	380	471	(91)
Other	618	53	565
Total GLOPERBA	1,267	815	452
ELYXYB
Contracted R&D	199	476	(277)

Personnel	513	502	11
Other	187	316	(129)
Total ELYXYB	899	1,294	(395)
R&D Discovery Project
Contracted R&D	67	—	67
Personnel	147	—	147
Other	4,367	—	4,367
Total R&D Discovery Project	4,581	—	4,581
Total Research and Development Expenses	$8,643	$5,112	$3,531

Research and development expenses for the six months ended June 30, 2025 and 2024 were $8.6 million and $5.1 million, respectively. The increase was primarily attributed to the acquisition costs for the KDS2010 license, offset by reduced Chemistry, Manufacturing and Control development and consulting work related to SP-102.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 were $47.9 million and $53.9 million, respectively. The decrease of approximately $6.0 million was primarily due to a $3.4 million decrease in marketing expenses, a $3.3 million decrease in personnel expense, a $1.2 million decrease in travel expenses, a $0.9 million decrease in advisory and financing expenses, a $0.5 million decrease in insurance costs, a $0.2 million decrease in rebate expenses, and a $1.3 million decrease in other expenses in the six months ended June 30, 2025, partially offset by a $3.3 million increase in contracted services and a $1.5 million increase in legal fees.

Intangible Amortization Expense

Intangible amortization expense for each of the six months ended June 30, 2025 and 2024 was $2.0 million.

Legal Settlements

Legal settlements for the six months ended June 30, 2025 and 2024 were $0.1 million and $6.9 million, respectively. The $6.8 million change was attributed to payments received in the amount of $6.9 million from litigation settlements that were entered into during the first quarter of 2024, offset by $0.1 million payments made for a litigation settlement that was entered into during the second quarter of 2025, the terms of which are confidential. See Note 11 titled “Commitments and Contingencies” to our consolidated financial statements in our Annual Report on Form 10-K and Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Loss on Derivative Liability

Loss on derivative liability for the six months ended June 30, 2025 and 2024 was $2.0 million and $15.7 million, respectively. The loss recognized during the six months ended June 30, 2025 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants (each as defined below). The loss recognized during the six months ended June 30, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants and the April 2024 RDO Common Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the six months ended June 30, 2025 and 2024 was $14.5 million and $10.0 million, respectively. The loss recognized during the six months ended June 30, 2025 was attributed to losses of $6.3 million for the Oramed Note, $1.4 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, $0.1 million for the purchased revenue liability pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement and $6.7 million in change in fair value of the Tranche B Notes. The loss recognized during the six months ended June 30, 2024 was attributed to the Convertible Debentures, the Oramed Note and the FSF Deposit. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million, which were fully repaid during the first quarter of 2024. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $26.5 million remained outstanding as of June 30, 2025. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million, and was satisfied in November 2024 by the delivery of the Additional Product to Endeavor. The Tranche B Notes were issued in October 2024 in the principal amount of $50.0 million, of which the principal amount of $37.0 million remained outstanding as of June 30, 2025.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2025 and 2024 was $5.2 million and $1.1 million, respectively. Interest expense of $5.2 million for the six months ended June 30, 2025 primarily consists of the interest on the balances due for government and commercial rebate programs. Interest expense of $1.1 million for the six months ended June 30, 2024 consists of the interest related to the Revolving Facility.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of approximately $4.1 million.

We have indebtedness pursuant to the Oramed Note and Tranche B Notes as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. The following table summarizes the aggregate indebtedness of these issuances as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Oramed Note (outstanding principal balance: $26.5 million and $25.0 million as of June 30, 2025 and December 31, 2024, respectively)	$18,451	$12,161
Tranche B Notes (outstanding principal balance: $30.7 million and $38.0 million as of June 30, 2025 and December 31, 2024, respectively)	21,420	23,560
Purchased Revenue Liability	7,600	6,800
Deferred Consideration with Romeg	2,667	2,895
Total indebtedness	$50,138	$45,416

Oramed Note

As of June 30, 2025, the fair value of the Oramed Note outstanding was $18.5 million pursuant to the Scilex-Oramed SPA (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Tranche B Notes

As of June 30, 2025, the fair value of the Tranche B Notes outstanding was $21.4 million pursuant to the Tranche B Securities Purchase Agreement (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Purchased Revenue Liability

As of June 30, 2025, the fair value of the purchased revenue liability was $7.6 million pursuant to the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Deferred Consideration

As of June 30, 2025, we have $2.7 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

ZTlido, ELYXYB and GLOPERBA Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During the six months ended June 30, 2025 and 2024, Scilex Pharma made royalty payments in the amount of $1.9 million and $4.4 million, respectively. As of June 30, 2025 and December 31, 2024, Scilex Pharma had ending balances of accrued royalty payables of $4.5 million and $4.0 million, respectively, which were recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the six months ended June 30, 2025 and 2024, we made royalty payments in the amount of $70.9 thousand and $4.3 thousand, respectively. As of each of June 30, 2025 and December 31, 2024, we had ending balances of accrued royalty payables of $0.1 million, which were recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets.

In June 2022, we entered into the license and commercialization agreement with Romeg, which agreement was subsequently amended in January 2025 (such agreement, as amended, the “Romeg License Agreement”), to acquire certain rights to GLOPERBA and the exclusive license to use the trademark “GLOPERBA®”. As consideration for the license under the Romeg License Agreement, we are obligated to make royalty payments on net sales of GLOPERBA that range from low single digit to mid-single digit percentages based on annual net sales. During each of the six months ended June 30, 2025 and 2024, we made royalty payments in the amount of $0.6 million.

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

At-the-Market Sales Agreement

On December 22, 2023, we entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by us effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, we were able to offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the “ATM Shares”), through or to the Sales Agents as part of the Offering. We had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers at any time. The ATM Shares offered and sold in the Offering were issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares were offered by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents were entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We also agreed to reimburse the Sales Agents for certain expenses and have agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). During the six months ended June 30, 2025, no sales of Common Stock had been made under the ATM sales Agreement. During the six months ended June 30, 2024, we sold 2,637 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

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

The October 2024 Noteholder Warrants were immediately exercisable for cash at an exercise price equal to $38.15 per share of Common Stock (which was automatically reduced to $36.40 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such warrants) and will expire five years from the issuance date. The October 2024 Noteholder Warrants issued to the Tranche B Investors are exercisable for 107,142 shares of Common Stock in the aggregate. The October 2024 Noteholder Warrants issued to Oramed are exercisable for 107,142 shares of Common Stock.

Pursuant to the terms and conditions contained in the Tranche B Securities Purchase Agreement, we also agreed to reimburse the Tranche B Investors for all reasonable costs and expenses incurred by it or its affiliates in connection with the Tranche B Securities Purchase Agreement, the Tranche B Notes, the October 2024 Noteholder Warrants, the ZTlido Royalty Purchase Agreement and certain other transaction documents, and an aggregate amount of $950,000 non-accountable legal fees of outside counsel and special finance and collateral counsel, which shall be withheld by the Tranche B Investors from its purchase price at the closing of the transaction, less $20,000 previously paid by us. We shall also be responsible for the payment of a $2,000,000 fee to the placement agent in addition to the payment of any placement agent’s reasonable fees, financial advisory fees relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement. In addition, in conjunction with and pursuant to the letter agreement we entered into with Oramed, dated as of October 2, 2024 (the “Tranche B Letter Agreement”), we are also responsible for the payment of legal fees of outside counsel for Oramed relating to or arising out of the transactions contemplated thereby and the payment date extensions described under the Tranche B Letter Agreement. We shall also be responsible for the payment of any fees of the placement agent and the legal fees incurred thereby relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement.

In connection with the offering of the Tranche B Notes, we issued to StockBlock and its affiliate, Rodman & Renshaw LLC (the “October 2024 Placement Agents”) or their respective designees, (i) 62,794 shares of Common Stock (the “October 2024 Placement Agent Shares”) and (ii) warrants to purchase up to 104,848 shares of Common Stock (the “October 2024 Placement Agent Warrants”). The October 2024 Placement Agent Shares were subject to a 120-day lock-up, which is now expired. In addition, during such 120-day period, the October 2024 Placement Agents (whether directly or indirectly through their respective affiliates) were prohibited from hedging, pledging or similar transactions and from short-selling our securities, subject to certain exceptions. The October 2024 Placement Agent Warrants have the same terms as the October 2024 Noteholder Warrants, except that the October 2024 Placement Agents agreed not to exercise the October 2024 Placement Agent Warrants for a period of 180 days following the date of issuance, which is now expired.

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

In addition to the liquidity provided by revenue generating products and the issuance of the Common Stock under the February 2024 BDO Underwriting Agreement, the April 2024 RDO Purchase Agreement, the Tranche B Securities Purchase Agreement and the December 2024 RDO Purchase Agreement, as of June 30, 2025, we would receive up to an aggregate of approximately $74.4 million from the exercise of the private placement warrants we assumed from Vickers in November 2022 in connection with the Business Combination (the “Private Warrants”) and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”) (at an exercise price of $402.50 per whole share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $402.50 per whole share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. Similarly, to the extent any of the February 2024 Firm Warrants, February 2024 BDO Representative Warrants, April 2024 RDO Common Warrants, October 2024 Placement Agent Warrants, warrant to purchase up to an aggregate of 3,250,000 shares of the Common Stock pursuant to that certain Commitment Side Letter dated June 11, 2024 (the “Deposit Warrant”), October 2024 Noteholder Warrants, October 2024 Placement Agent Warrants, December 2024 RDO Common Warrants and StockBlock Warrants are exercised (and assuming that the market price of our Common Stock exceeds the exercise price of such warrants), we will receive additional proceeds.

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

We anticipate that we will continue to incur net losses into the foreseeable future as we support our clinical development to expand approved indications, continue our development of, and seek regulatory approvals for, our product candidates, and expand our corporate infrastructure. As a result, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. Our existing cash and cash equivalents may be insufficient to enable us to fund our operating expenses, capital expenditure requirements, the repurchase of the Penny Warrants held by Oramed and to service our debt obligations (whether under the Oramed Note, the Tranche B Notes or otherwise) for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through equity offerings, debt financings, collaborations, government contracts or other strategic transactions.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash Flow Data:
Net cash proceeds from operating activities	$13,057	$11,702
Net cash used for investing activities	(548)	(300)
Net cash used for financing activities	(11,682)	(6,465)
Net change in cash, cash equivalents and restricted cash	$827	$4,937

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash proceeds from operating activities were approximately $13.1 million, attributable to the changes in operating assets and liabilities that provided $48.8 million of cash and other non-cash reconciling items of $34.4 million related to stock-based compensation, change in fair value of debt and liability instruments, financing costs, depreciation and amortization and non-cash operating lease cost and change on fair value of derivative liabilities, partially offset by our net loss of $70.1 million.

For the six months ended June 30, 2024, net cash proceeds from operating activities were approximately $11.7 million, attributable to the changes in operating assets and liabilities that provided $35.7 million of cash and other non-cash reconciling items of $38.0 million related to loss on derivative liabilities, stock-based compensation, change in fair value of debt and liability instruments, allocated expense for warrant issuance cost, depreciation and amortization and non-cash operating lease cost, partially offset by our net loss of $62.0 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash used for investing activities was approximately $0.5 million and was related to the $0.2 million purchase of Gloperba Ex-U.S. rights, in-process research and development assets and $0.3 million related to payments of deferred consideration for the Romeg intangible asset acquisition under the Romeg License Agreement.

For the six months ended June 30, 2024, net cash used for investing activities was approximately $0.3 million, related to payments of deferred consideration for the Romeg intangible asset acquisition.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, net cash used for financing activities was approximately $11.7 million and was primarily related to a $8.8 million repayment of borrowings under the Tranche B Notes, a $1.2 million payment under the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement, a $0.7 million payment of transaction costs in connection with the share repurchase, a $0.7 million payment of excise tax on the share repurchase and a $0.3 million payment of deferred transaction costs related to the Semnur Business Combination.

For the six months ended June 30, 2024, net cash used for financing activities was approximately $6.5 million and was primarily related to $65.5 million in gross proceeds from the Revolving Facility, $25.0 million in gross proceeds from issuance of shares under the February 2024 BDO and April 2024 RDO, $10.0 million in proceeds from receiving the FSF Deposit, $0.2 million in proceeds from the Standby Equity Purchase Agreements, $0.3 million in proceeds from the exercise of stock options and warrants and ESPP, offset by the $104.7 million repayment of borrowings under the Revolving Facility, Oramed Note, and Convertible Debentures, and the $2.8 million payment of transaction costs related to the February 2024 BDO and April 2024 RDO.

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

There have been no material changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Annual Report on Form 10-K, except for the accounting treatment for the joint venture as discussed in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the six months ended June 30, 2025 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses, with net losses of $72.8 million and $114.3 million for the years ended December 31, 2024 and 2023, respectively. For the six months ended June 30, 2025 and 2024, we had net losses of $70.1 million and $62.0 million, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $631.4 million and $563.1 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

The terms of the Oramed Note and the Tranche B Notes impose certain operating and financial covenants that restrict our operating and financial flexibility and any failure to comply with such covenants could result in an event of default that could adversely affect our business, financial condition and results of operations.

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

Any voluntary prepayments of the Oramed Note occurring prior to the one-year anniversary of the Oramed Closing Date are required to be paid together with a make-whole amount equal to 50% of the amount of additional interest that would accrue on the principal amount so prepaid under the Oramed Note from the date of such prepayment through and including the maturity date. The make-whole amount was waived by Oramed for our voluntary prepayments in March 2024. If the Oramed Note is accelerated upon an event of default, we are required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring us and our subsidiaries to, following the earlier of (x) April 1, 2024, and (y) the date on which the Acceptable Indebtedness (as defined in the Oramed Note) is repaid in full, use 70% of the net cash proceeds of any Cash Sweep Financing (as defined in the Oramed Note) or advance under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal amount of the Oramed Note (the “Mandatory Prepayment Sweep”). Following each of the April 2024 RDO, the receipt of the FSF Deposit and the ATM Sales Agreement, we made mandatory prepayments of $9,578,835, $7,000,000 and $1,760,796, respectively, to Oramed, which equals 70% of the net cash proceeds we received from each of the April 2024 RDO, the FSF Deposit and the sale of shares pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

On October 8, 2024 (the “Issuance Date”), we issued and sold in a registered offering to certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Tranche B Investors, the “Tranche B Noteholders”) senior secured convertible notes in the aggregate principal amount of $50,000,000 (the “Tranche B

Notes”), which notes are convertible into shares of Common Stock, pursuant to the Tranche B Securities Purchase Agreement. In consideration for Tranche B Notes issued to Oramed, the outstanding principal balance of the Oramed Note was reduced by $22,500,000, and additional principal payments of an aggregate amount of $15,000,000 were made in November and December 2024. As of June 30, 2025, the outstanding principal amount, as well as the accrued interest and fees, of the Oramed Note was $26,518,686, with the remaining amount due on March 21, 2025, which maturity date was extended to December 31, 2025 pursuant to an amendment letter we entered into with Oramed, dated as of January 21, 2025. Additionally, if we effect the Warrant Repurchase and have paid the Option Payment Amount and the Warrant Repurchase Amount in full, in accordance with the terms of the Option Agreement, then the maturity date of the Oramed Note shall be extended to March 31, 2026 and any make-whole payment due thereunder upon prepayment shall be waived.

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

The Oramed Note and the Tranche B Notes contain certain customary events of default, including, without limitation, a cross-default to other specified indebtedness or any other indebtedness involving an obligation of a certain amount, a failure in payment of principal, as well as any bankruptcy, insolvency or reorganization event. The Oramed Note also contains additional events of default with respect to certain events relating to our obligations under that certain registration rights agreement, dated as of September 21, 2023, between us and Oramed and relating to (i) the warrants to purchase up to an aggregate of 13,000,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Penny Warrants”), that we issued to Oramed pursuant to the Scilex-Oramed SPA (of which 6,500,000 of such warrants remain unexercised), and/or (ii) the shares of Common Stock underlying the Penny Warrants, in each case as more fully set forth in the Oramed Note. On July 22, 2025, we entered into the Option Agreement with Oramed, pursuant to which we have the option to repurchase the remaining Penny Warrants for an aggregate warrant purchase price of $27 million.

In addition, failure to comply with the covenants under the Oramed Note or Tranche B Notes could result in an event of default. The events of default under the Oramed Note include, among others, a change of control of our company and under the Tranche B Notes include, among others, any material adverse effect on our business, properties, assets, liabilities, operation, condition or prospects. Upon an event of default under the Oramed Note or the Tranche B Notes, subject to notice requirements in the case of certain events of default, all amounts outstanding under the Oramed Note may become immediately due and payable and the holders of the Tranche B Notes are entitled to certain conversion and redemption rights, respectively. We may not have sufficient funds or may be unable to arrange for additional financing to repay such indebtedness or to make any accelerated or redemption payments, and Oramed and/or the Tranche B Noteholders could seek to enforce their security interests in the collateral securing such indebtedness or other remedies available to them under the Oramed Note or Tranche B Notes, respectively, or as provided by applicable law. Oramed could also seek to enforce the guaranty under the Subsidiary Guarantee entered into by us and each of our subsidiaries, dated as of September 21, 2023, to carry out our payment obligations under the Oramed Note. Any failure by us to comply with the obligations under the Oramed Note or the Tranche B Notes could have a negative effect on our business, financial condition and results of operations.

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

As of June 30, 2025, our cash and cash equivalents were approximately $4.1 million and we had an accumulated deficit of $631.4 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of $631.4 million as of June 30, 2025 and approximately $563.1 million as of December 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the Product Development Agreement and the Commercial Supply Agreement, dated as of February 16, 2017, by and among Scilex Pharma, Oishi and Itochu (the “Commercial Supply Agreement”), we license the rights to ZTlido from, and rely exclusively on, Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of June 30, 2025, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of June 30, 2025, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

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

Historically, we have purchased our clinical supply requirements for sodium hyaluronate, one of the excipients for SP-102, solely from Sanofi Genzyme (formerly known as Genzyme Corporation (“Genzyme”)) pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our current clinical supply requirements for sodium hyaluronate. Although we are currently in the process of identifying and certifying new suppliers to fulfill our future clinical and commercial supply requirements for sodium hyaluronate, we may not be able to find an alternative supplier of sodium hyaluronate on commercially reasonable terms, or at all.

Under that certain Master Services Agreement (as amended, “the Lifecore Master Services Agreement”), which we entered into on January 27, 2017 through our subsidiary, Semnur, with Lifecore Biomedical, LLC (“Lifecore”), we depend on Lifecore to manufacture clinical supplies of SEMDEXA. Lifecore has the right to terminate the Lifecore Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement and fail to cure such breach within 30 days of written notice; (2) if we (a) become insolvent, (b) cease to function as a going concern, (c) become convicted of or plead guilty to a charge of violating any law relating to either party’s business, or (d) engage in any act which materially impairs goodwill associated with SEMDEXA or materially impairs the terminating party’s trademark or trade name; (3) if we fail to pay past due invoices upon 30 days’ written notice, or (4) if we reject or fail to respond to a major change proposed by Lifecore that does not change

Semnur’s written and approved acceptance criteria in its product specifications. In the event that Lifecore decides to terminate the Lifecore Master Services Agreement, finding an alternative manufacturer on commercially reasonable terms, or at all, may be difficult. On June 6, 2023, Semnur entered into the Second Amendment to Lifecore Master Services Agreement with Lifecore, which extended the term of the agreement until December 31, 2028.

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

As of June 30, 2025, we had 31 full-time employees, which reflects the transition of our sales force to a third-party agency (see Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information). We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

There is no assurance that we will complete the Semnur Business Combination with respect to the sale of our majority owned subsidiary, Semnur, and/or our SP-102 product candidate, under the terms of the Semnur Business Combination Agreement or otherwise and the failure to complete the Semnur Business Combination could adversely affect our stock price and future business and financial results.

As previously announced, our Board authorized our management to explore ways in which to maximize the value of Semnur and SP-102 (SEMDEXA™), the product candidate held by Semnur, for us and our stockholders, including by way of conducting a spin-off, merger, dividend, reclassification or other similar transaction. On August 30, 2024, Semnur entered into an agreement and plan of merger (as may be amended or restated from time to time in accordance with its terms, including by Amendment No. 1 thereto, dated as of April 16, 2025, and Amendment No.2 thereto, dated as of July 22, 2025, the “Semnur Business Combination Agreement”) with Denali Capital Acquisition Corp. (“Denali”) and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”), in connection with a business combination (the “Semnur Business Combination”).

The consummation of the Semnur Business Combination is subject to the satisfaction or waiver of a number of closing conditions of the respective parties. The completion of the Semnur Business Combination is not assured and is subject to risks, including, among others, the risk that approval of the Semnur Business Combination by Denali’s shareholders is not obtained or that other closing conditions are not satisfied. There is also no assurance the Semnur Business Combination will actually maximize the value of Semnur and/or the SP-102 asset for us or our stockholders. In addition, we will remain liable for significant transaction costs, including legal, accounting and financial advisory fees. Furthermore, the market price of our Common Stock may reflect various market assumptions as to whether the Semnur Business Combination will occur. Consequently, the failure to complete the Semnur Business Combination could result in a significant change in the market price of our Common Stock.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to August 8, 2025, our closing stock price ranged from $3.99 to $518.00. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

On November 1, 2024, we received the Notice from Nasdaq notifying us that, because the closing bid price for our shares of Common Stock, had been below $1.00 per share for 30 consecutive business days, we did not comply with the Minimum Bid Price Requirement, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive business days. Under Nasdaq Listing Rules, we had 180 days, or until April 30, 2025, to regain compliance with the Minimum Bid Price Requirement. Following the completion of the Reverse Stock Split, on April 30, 2025, the Company received notification from Nasdaq that it had regained compliance with the minimum closing bid price requirement under Nasdaq Listing Rule 5550(a)(2).

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

As of June 30, 2025, we have 6,958,309 outstanding SPAC Warrants (as defined below), which are currently exercisable for an aggregate of up to 198,810 shares of our Common Stock (on a post-Reverse Stock Split basis) in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $402.50 per whole share (on a post-Reverse Stock Split basis). “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that, following the Business Combination and the Reverse Stock Split, entitle the holder of each whole warrant to purchase 1/35th of a share of Common Stock at a price of $402.50 per whole share (the “Public Warrants”), and (ii) the 6,840,000 warrants (which are currently exercisable for an aggregate of up to 195,429 shares of Common Stock, on a post-Reverse Stock Split basis) sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 (which are currently exercisable for an aggregate of up to 78,172 shares of Common Stock) were subsequently forfeited and 3,104,000 (which are currently exercisable for an aggregate of up to 88,686 shares of

Common Stock, on a post-Reverse Stock Split basis) were transferred to Sorrento, in each case in connection with the Business Combination) (the “Private Warrants”).

As of June 30, 2025, (i) outstanding Penny Warrants to purchase an aggregate of 6,500,000 shares of our Common Stock are exercisable under the terms thereof, the exercise price of which is $0.01 per share (though such warrants are subject to the Warrant Repurchase by us pursuant to the Option Agreement), (ii) 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock, the exercise price of which is $59.50 per share; (iii) 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of Common Stock, the exercise price of which is $74.38 per share; (iv) 3,250,000 Deposit Warrant, which is currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock, the exercise price of which is $1.20 per share, (v) 15,000,000 April 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock, the exercise price of which is $38.50 per share and (vi) 1,200,000 April 2024 RDO Placement Agent Warrants, which are currently exercisable for an aggregate of up to 34,286 shares of Common Stock, the exercise price of which is $43.75 per share.

On October 8, 2024, we issued the October 2024 Noteholder Warrants (as defined below) to purchase an aggregate of 214,284 shares of Common Stock. On the same date, we also issued the October 2024 Placement Agent Warrants (as defined below) to purchase an aggregate of 104,848 shares of Common Stock, which became exercisable 180 days following the date of issuance. The current exercise price of both the October 2024 Noteholder Warrants and the October 2024 Placement Agent Warrants is $36.40 per share. On July 22, 2025, we entered into the Warrant Exchange Agreements with the Tranche B Investors, pursuant to which the October 2024 Noteholder Warrants to purchase up to 107,142 shares of Common Stock were surrendered in exchange for the New Warrants. Oramed waived its right to participate in the exchange.

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

To the extent the SPAC Warrants, the Penny Warrants, the February 2024 BDO Firm Warrants, the February 2024 BDO Representative Warrants, the Deposit Warrant, the Fee Warrant, the April 2024 RDO Common Warrants, the April 2024 RDO Placement Agent Warrants, the October 2024 Noteholder Warrants, the October 2024 Placement Agent Warrants, the December 2024 RDO Common Warrants, the StockBlock Warrants and the New Warrants (collectively, the “Warrants”) are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See below risk factor, “The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the-money and may also expire worthless.”

The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the-money and may also expire worthless.

As of June 30, 2025, the exercise price for our SPAC Warrants is $402.50 per whole share of Common Stock. On August 8, 2025, the closing price of our Common Stock on the Nasdaq Capital Market was $15.72. If the price of our shares of Common Stock remains below $402.50 per whole share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

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

In addition, as noted above, on August 8, 2025, the closing price of our Common Stock on the Nasdaq Capital Market was $15.72, making almost all of the Warrants out-of-the-money. If the price of our shares of Common Stock remains below the exercise prices of such other warrants, we believe the holders of such warrants will be unlikely to cash exercise such warrants, resulting in little or no cash proceeds to us. There is no guarantee that such out-of-the-money warrants will be in the money prior to their expiration and, as such, may expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

2.9

Amendment No. 2 to Agreement and Plan of Merger, dated as of July 22, 2025, by and among Denali Capital
Acquisition Corp., Denali Merger Sub Inc. and Semnur Pharmaceuticals, Inc. (incorporated by reference to Exhibit
2.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

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

4.13	Form of Pre-Funded Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.14	Form of Common Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.15	Form of StockBlock Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.16	Form of New Tranche B Warrant (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

4.17

Amendment No. 1 to Common Stock Purchase Warrant, dated December 11, 2024, between Scilex Holding Company and the investor named therein (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

10.1#

Consent, Waiver and Amendment re Tranche A Senior Secured Promissory Note and Related Transaction Documents, dated April 16, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.75 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-280882), filed with the SEC on May 7, 2025).

10.2#

Consent, Waiver and Amendment re Tranche B Senior Secured Convertible Note and Related Transaction Documents, dated April 16, 2025, by and among Scilex Holding Company, Nomis Bay Ltd, BPY Limited and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.76 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-280882), filed with the SEC on May 7, 2025).

Exhibit Number	Description
10.3#

Consent, Waiver and Amendment re Tranche B Senior Secured Convertible Note and Related Transaction Documents, dated April 16, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.77 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-280882), filed with the SEC on May 7, 2025).

10.4#

Consent, Waiver and Amendment re Tranche B Senior Secured Convertible Note and Related Transaction Documents, dated April 16, 2025, by and among Scilex Holding Company, 3i, LP and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.78 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-280882), filed with the SEC on May 7, 2025).

10.5

Scilex Holding Company Amended and Restated Non-Employe Director Compensation Policy (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on May
12, 2025).

10.6#

Common Stock Purchase Agreement, dated as of July 22, 2025, by and between the Company and Tumim Stone Capital, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.7#

Registration Rights Agreement, dated as of July 22, 2025, by and between the Company and Tumim Stone Capital, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.8#

Warrant Exchange Agreement, dated as of July 22, 2025, by and between the Company and Nomis Bay Ltd (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.9#

Warrant Exchange Agreement, dated as of July 22, 2025, by and between the Company and BPY Limited (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.10#

Warrant Exchange Agreement, dated as of July 22, 2025, by and between the Company and 3i LP (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.11^

Option Agreement for the Repurchase of Warrants, dated July 22, 2025, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

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

August 13, 2025	Scilex Holding Company

	By:	/s/ Jaisim Shah
Jaisim Shah Chief Executive Officer and President (Principal Executive Officer)

August 13, 2025

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)