Form 10-Q
period 2025-09-30
Scilex Holding Co
filed 2025-11-14
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 10, 2025, the registrant had 7,585,446 shares of common stock, par value $0.0001, outstanding.

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

On November 10, 2022, we consummated a business combination pursuant to the Agreement and Plan of Merger, dated as of March 17, 2022 (as amended, the “Merger Agreement”), by and among Vickers, Vantage Merger Sub Inc. (“Merger Sub”), a wholly owned subsidiary of Vickers, and Legacy Scilex. Pursuant to the terms of the Merger Agreement, the business combination (herein referred to as the “Scilex Business Combination” or “reverse recapitalization” for accounting purposes) between Vickers and Legacy Scilex was effected through the merger of Merger Sub with and into Legacy Scilex with Legacy Scilex surviving as Vickers’s wholly owned subsidiary. In connection with the Scilex Business Combination, Vickers changed its name from Vickers Vantage Corp. I to Scilex Holding Company.

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

ii

•
anticipated regulatory and legal developments in the United States and foreign countries in which we may seek regulatory approval for our product candidates in the future;
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
•
regulatory developments related to crypto assets and crypto asset markets;
•
a determination that we are an investment company under the Investment Company Act of 1940 (the “1940 Act”);
•
our ability successfully adopt and execute on our new cryptocurrency treasury strategy;
•
any changes in the accounting treatment of cryptocurrency holdings;
•
general volatility in the cryptocurrency market; and
•
other factors detailed under the section titled “Risk Factors” in the Annual Report on Form 10-K, as updated by the risk factors described in the section of this Quarterly Report on Form 10-Q titled “Risk Factors.”

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$878	$3,272
Accounts receivable, net	11,941	26,442
Inventory	1,082	2,436
Prepaid expenses and other current assets	2,586	9,397
Total current assets	16,487	41,547
Property and equipment, net	703	708
Operating lease right-of-use asset	1,683	2,225
Intangibles, net	30,422	32,453
Investments	—	2,420
Equity investment	16,351	—
Digital assets	196,633	—
Goodwill	13,481	13,481
Other long-term assets	119	119
Total assets	$275,879	$92,953
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$67,362	$52,620
Accrued payroll	395	1,505
Accrued rebates and fees	213,381	162,517
Accrued expenses	22,087	2,841
Current portion of deferred consideration	417	447
Debt, current	45,673	34,876
Promissory notes	4,479	—
Purchased revenue liability, current	4,358	4,115
Current portion of operating lease liabilities	796	714
Total current liabilities	358,948	259,635
Long-term portion of deferred consideration	2,139	2,448
Debt, net of issuance costs	—	845
Purchased revenue liability, net of current portion	11,442	2,685
Derivative liabilities	81,982	18,303
Operating lease liabilities, net of current portion	918	1,523
Other long-term liabilities	169	155
Total liabilities	455,598	285,594
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized
Series A, 29,057,097 shares issued and outstanding as of each of September 30, 2025 and December 31, 2024	—	—
Series 1, 5,000,000 shares declared as a stock dividend, not yet distributed as of each of September 30, 2025 and December 31, 2024	1	1
Common stock, $0.0001 par value, 740,000,000 shares authorized; 7,585,446 shares issued and 5,947,947 shares outstanding as of September 30, 2025; 6,951,622 shares issued and 5,235,377 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	785,304	454,614
Accumulated other comprehensive income	3,347	6,317
Accumulated deficit	(888,674)	(563,052)
Treasury stock, at cost; 1,458,263 and 1,716,245 shares as of September 30, 2025 and December 31, 2024, respectively	(76,915)	(90,522)
Total stockholders’ deficit	(176,936)	(192,641)
Noncontrolling interests	(2,783)	—
Total Scilex Holding Company stockholders’ deficit	(179,719)	(192,641)
Total liabilities and stockholders’ deficit	$275,879	$92,953

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for net loss per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$10,560	$14,436	$25,460	$41,690
Net operating costs and expenses:
Cost of revenue	3,329	3,768	7,985	11,998
Research and development	3,899	2,349	12,542	7,461
Selling, general and administrative	188,824	29,734	236,725	83,610
Intangible amortization	1,020	1,002	3,030	3,030
Legal settlements	—	(2,500)	95	(9,391)
Total net operating costs and expenses	197,072	34,353	260,377	96,708
Loss from operations	(186,512)	(19,917)	(234,917)	(55,018)
Other expense, net:
(Gain) loss on derivative liability	58,357	(18,108)	60,323	(2,367)
Change in fair value of debt and liability instruments	22,031	1,957	36,511	11,961
Loss on debt extinguishment, net	1,103	—	1,103	—
Interest expense, net	2,798	576	7,961	1,678
Loss on foreign currency exchange	2	46	97	57
Unrealized gain on investments	(8,282)	—	(8,282)	—
Unrealized gain on digital assets	(4,702)	—	(4,702)	—
Total other expense, net	71,307	(15,529)	93,011	11,329
Loss before income taxes	(257,819)	(4,388)	(327,928)	(66,347)
Income tax expense	1	—	20	—
Net loss	$(257,820)	$(4,388)	$(327,948)	$(66,347)
Deemed dividend	—	—	(43,753)	—
Net loss attributable to noncontrolling interests	(586)	—	(2,326)	—
Net loss attributable to common stockholders	$(257,234)	$(4,388)	$(369,375)	$(66,347)
Net loss per share attributable to common stockholders — basic and diluted	$(22.17)	$(0.58)	$(31.88)	$(12.77)
Weighted average number of shares during the period — basic and diluted	11,604	7,557	11,588	5,194

Comprehensive loss:
Net loss	$(257,820)	$(4,388)	$(327,948)	$(66,347)
Other comprehensive income:
Changes in fair value attributable to instrument-specific credit risk	(2,970)	3,160	(2,970)	5,011
Total other comprehensive income	(2,970)	3,160	(2,970)	5,011
Comprehensive loss	$(260,790)	$(1,228)	$(330,918)	$(61,336)

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Interest	Deficit
Balance, December 31, 2024	34,057	$1	6,952	$1	$454,614	$6,317	$(563,052)	1,716	$(90,522)	$—	$(192,641)
Treasury Stock transferred to Tranche B Investors for Tranche B Notes deferral	—	—	—	—	(5,353)	—	—	(143)	7,535	—	2,182
Treasury Stock paid for Gloperba Ex-U.S. License	—	—	—	—	(808)	—	—	(22)	1,174	—	366
Treasury Stock transferred to Oramed for the Oramed Note maturity extension	—	—	—	—	(3,523)	—	—	(93)	4,898	—	1,375
Stock-based compensation	—	—	—	—	3,314	—	—	—	—	—	3,314
Net loss	—	—	—	—	—	—	(26,080)	—	—	—	(26,080)
Balance, March 31, 2025	34,057	1	6,952	1	448,244	6,317	(589,132)	1,458	(76,915)	—	(211,484)
Payments in lieu of fractional shares for Reverse Stock Split	—	—	—	—	(1)	—	—	—	—	—	(1)
Shares issued under ESPP	—	—	4	—	17	—	—	—	—	—	17
Acquisition of controlling interest in Scilex Bio	—	—	—	—	1,510	—	—	—	—	1,740	3,250
Stock-based compensation	—	—	—	—	3,279	—	—	—	—	—	3,279
Net loss	—	—	—	—	—	—	(42,308)	—	—	(1,740)	(44,048)
Balance, June 30, 2025	34,057	1	6,956	1	453,049	6,317	(631,440)	1,458	(76,915)	—	(248,987)
Issuance of common stock upon exercise of December 2024 RDO Warrants	—	—	450	—	10,237	—	—	—	—	—	10,237
Exercise of December 2024 RDO Warrants in exchange for Tranche B Notes deferral	—	—	179	—	3,527	—	—	—	—	—	3,527
Repurchase of Penny Warrants	—	—	—	—	(13,000)	—	—	—	—	—	(13,000)
Acquisition of controlling interest in Scilex Bio	—	—	—	—	306	—	—	—	—	204	510
Reverse recapitalization – Semnur Business Combination	—	—	—	—	127,244	—	—	—	—	(1,716)	125,528
Sale of 12.5 million New Semnur Common	—	—	—	—	200,685	—	—	—	—	(685)	200,000
Stock-based compensation	—	—	—	—	3,256	—	—	—	—	—	3,256
Other comprehensive loss	—	—	—	—	—	(2,970)	—	—	—	—	(2,970)
Net loss	—	—	—	—	—	—	(257,234)	—	—	(586)	(257,820)
Balance, September 30, 2025	34,057	$1	7,585	$1	$785,304	$3,347	$(888,674)	1,458	$(76,915)	$(2,783)	$(179,719)

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Deficit
Balance, December 31, 2023	29,057	$—	4,574	$1	$407,828	$—	$(490,245)	1,716	$(90,522)	$(172,938)
Shares issued under Standby Equity Purchase Agreements and under ATM Sales Agreement	—	—	5	—	156	—	—	—	—	156
Shares issued under February 2024 BDO	—	—	168	—	3,769	—	—	—	—	3,769
Stock options exercised	—	—	1	—	46	—	—	—	—	46
Stock-based compensation	—	—	—	—	3,558	—	—	—	—	3,558
Net loss	—	—	—	—	—	—	(24,377)	—	—	(24,377)
Balance, March 31, 2024	29,057	—	4,748	1	415,357	—	(514,622)	1,716	(90,522)	(189,786)
Shares issued under April 2024 RDO	—	—	429	—	5,919	—	—	—	—	5,919
April 2024 RDO Placement Agent Warrants issued in connection with April 2024 RDO and February 2024 BDO Representative Warrants issued in connection with February 2024 BDO	—	—	—	—	956	—	—	—	—	956
Shares issued under ESPP	—	—	5	—	154	—	—	—	—	154
Stock options exercised	—	—	2	—	99	—	—	—	—	99
Issuance of common stock upon warrants exercise	—	—	1	—	84	—	—	—	—	84
Stock-based compensation	—	—	—	—	3,613	—	—	—	—	3,613
Other comprehensive income	—	—	—	—	—	1,851	—	—	—	1,851
Net loss	—	—	—	—	—	—	(37,582)	—	—	(37,582)
Balance, June 30, 2024	29,057	—	5,185	1	426,182	1,851	(552,204)	1,716	(90,522)	(214,692)
Retainer Shares issued	—	—	286	—	1	—	—	—	—	1
Fee Warrant issued in connection with the Commitment Letter	—	—	—	—	310	—	—	—	—	310
Repurchase of SPAC Warrants	—	—	—	—	(298)	—	—	—	—	(298)
Common stock issuable under Sponsor Interest Purchase Agreement	—	—	—	—	345	—	—	—	—	345
Stock options exercised	—	—	1	—	82	—	—	—	—	82
Issuance of common stock upon exercise of February 2024 BDO Warrants	—	—	8	—	450	—	—	—	—	450
Stock-based compensation	—	—	—	—	3,713	—	—	—	—	3,713
Other comprehensive income	—	—	—	—	—	3,160	—	—	—	3,160
Net loss	—	—	—	—	—	—	(4,388)	—	—	(4,388)
Balance, September 30, 2024	29,057	$—	5,480	$1	$430,785	$5,011	$(556,592)	1,716	$(90,522)	$(211,317)

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss including noncontrolling interest	$(327,948)	$(66,347)
Adjustments to reconcile net loss to net cash proceeds from operating activities:
Depreciation and amortization	3,036	3,042
Amortization of debt issuance costs and debt discount	—	94
Non-cash operating lease cost	542	547
Loss on debt extinguishment, net	1,103	—
Stock-based compensation	9,849	10,884
Loss (gain) on derivative liability	60,323	(2,367)
Financing costs and allocated expense for financial instruments at fair value	7,148	2,526
In-process research and development expense	5,426	—
Transaction costs expensed related to Semnur Business Combination	140,000	—
Change in fair value of debt and liability instruments	36,511	11,961
Change in fair value of equity investments	(8,282)	—
Change in fair value of digital assets	(4,702)	—
Allowances for expected credit losses	—	1,186
Other	175	392
Changes in operating assets and liabilities:
Accounts receivables, net	14,501	1,831
Inventory	1,290	1,496
Prepaid expenses and other	6,823	(2,857)
Other long-term assets	—	(30)
Accounts payable	11,353	2,266
Accrued payroll	(1,110)	(1,706)
Accrued expenses	14,894	2,463
Accrued rebates and fees	50,864	52,051
Operating lease liability	(523)	(593)
Other long-term liabilities	14	(24)
Net cash proceeds from operating activities	21,287	16,815
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(450)	(450)
Purchase of equity securities	—	(2,000)
Cash paid for in-process research and development, net	(200)	—
Purchase of convertible promissory note from Denali	(50)	(30)
Net cash used for investing activities	(700)	(2,480)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements and ATM Sales Agreement	—	156
Proceeds from issuance of Revolving Facility	—	93,389
Proceeds from issuance of FSF Deposit	—	10,000
Repayment of Revolving Facility	—	(96,189)
Repayment of Oramed Note	—	(36,700)
Repayment of Convertible Debentures	—	(4,375)
Repayment of Tranche B Notes principal and interest	(15,967)	—
Cash consideration paid in connection with the repurchase of Penny Warrants	(13,000)	(300)
Payments on purchased revenue liability	(2,373)	—
Transaction costs paid in connection with share repurchase	(996)	—
Proceeds from issuance of shares under direct offerings	—	25,000
Payments of direct offering issuance costs	—	(2,844)
Payments of debt issuance costs	(71)	—
Excise tax paid in connection with share repurchase	(860)	—
Proceeds from Semnur Business Combination	33	—
Transaction costs paid related to Semnur Business Combination	—	—
Proceeds from exercise of December 2024 RDO Warrants	10,237	—
Proceeds from stock options and warrant exercised and ESPP	17	915
Payments in lieu of fractional shares for Reverse Stock Split	(1)	—
Net cash used for financing activities	(22,981)	(10,948)
Net change in cash, cash equivalents and restricted cash	(2,394)	3,387
Cash, cash equivalents and restricted cash at beginning of period	3,272	4,729
Cash, cash equivalents and restricted cash at end of period	$878	$8,116
Non-cash investing and financing activities
Issuance costs related to February 2024 BDO, April 2024 RDO and December 2024 RDO included in accrued expenses and accounts payables	$—	$1,430
Net liabilities assumed in Semnur Business Combination	$12,822	$—
Derecognition of Scilex's investment in Denali in connection with Semnur Business Combination	$2,470	$—
Exercise of December 2024 RDO Warrants in exchange for settlement of Tranche B Notes principal and interest	$2,689	$—
Purchase of equity investment in Datavault AI Inc in exchange for Bitcoin	$8,069	$—
Bitcoin acquired in exchange for shares of Semnur	$200,000	$—
Additions to intangible assets included in accrued expenses	$1,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its controlled subsidiaries, the “Company”) is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has six subsidiaries, of which the following four subsidiaries are wholly owned: Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), SCLX DRE Holdings LLC, and SCLX Stock Acquisition JV LLC (“SCLX JV”); and the following two subsidiaries are controlled by Scilex: Scilex Bio, Inc. (“Scilex Bio”) and Semnur Pharmaceuticals, Inc. (“Semnur”). The business combination with Vickers (the “Scilex Business Combination”) was closed in November 2022.

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

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica for which the Company initiated a second Phase 3 study (“SP-102” or “SEMDEXA”) in September 2025, SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which the Company completed a Phase 2 trial in acute low back pain (“LBP”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-burst release low dose naltrexone hydrochloride capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed. The Company has devoted substantially all of its efforts to the development of SP-102, SP-103 and SP-104, and the commercialization of ZTlido, ELYXYB and GLOPERBA.

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

The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either the variable interest model (the “VIE model”) or the voting interest model (the “VOE model”). Variable interest entities (“VIEs”) are entities that, by design, either lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

The Company consolidates its VIEs under the VIE model if the Company is considered the primary beneficiary due to (i) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with the applicable GAAP.

Upon the occurrence of certain significant events, as required by the VIE model, the Company reassesses whether a legal entity in which the Company is involved is a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the entities with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value.

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 31, 2025 (the “Annual Report on Form 10-K”). The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Reverse Stock Split

On April 3, 2025, the Board of Directors of the Company (the “Board”) approved a reverse stock split of the Common Stock at a ratio of 1-for-35 (the “Reverse Stock Split”), which was effected on April 15, 2025. As a result of the Reverse Stock Split, every 35 shares of pre-Reverse Stock Split Common Stock was combined into one share of post-Reverse Stock Split Common Stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded down to the nearest whole share. Stockholders who would have otherwise received a fractional share of Common Stock pursuant to the Reverse Stock Split, received cash in lieu of the fractional share. All Common Stock amounts and references have been retroactively adjusted for all figures presented to reflect the Reverse Stock Split unless specifically stated otherwise. The Company also adjusted the amounts for shares of Common Stock reserved for issuance upon the exercise of outstanding warrants, outstanding stock options and shares reserved under the Company’s stock-based compensation plans, with the exception of the outstanding Penny Warrants and the Deposit Warrant (each as defined below), which do not contain antidilution provisions and therefore were not adjusted in connection with the Reverse Stock Split, to the extent they were outstanding at the time of the Reverse Stock Split. As a result, a deemed dividend of $43.8 million was recognized, representing the increase in value to Penny Warrant holders. The Company has an accumulated deficit, as a result, the deemed dividend was not recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet. The non-cash deemed dividend has been included as an increase to the net loss allocated to common shareholders, and thus increase the net loss per share for both basic and diluted net loss per share.

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

Customer and Supplier Concentration Risk

The Company had four and five customers during the three and nine months ended September 30, 2025, respectively, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 99% of the Company’s revenue for each of the three and nine months ended September 30, 2025, and individually ranging from 10% to 32% and 11% to 34%, respectively. As of each of September 30, 2025 and 2024, these customers represented 99% of the Company’s outstanding accounts receivable, individually ranging between 15% and 31%, and 9% and 44% for respective periods. Additionally, during the three and nine months ended September 30, 2025 and 2024, the Company purchased ZTlido, ELYXYB and GLOPERBA inventories from its sole suppliers, Itochu Chemical Frontier Corporation (“Itochu”), Contract Pharmaceuticals Ltd. Canada (“CPL”) and Ferndale Laboratories, Inc., respectively. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the nine months ended September 30, 2025 and 2024.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and nine months ended September 30, 2025, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below:

Cryptocurrency Assets

In September 2025, the Company adopted a cryptocurrency treasury strategy and began acquiring Bitcoin. The Company measures eligible crypto assets at fair value at each reporting period, with changes in fair value recognized in net income. Crypto assets are classified as Level 1 in the fair value hierarchy when quoted prices in active markets are available. These assets are held in custody accounts and are not considered cash equivalents.

Noncontrolling Interests

The Company consolidates entities in which it has a controlling financial interest, including variable interest entities (VIEs) where it is the primary beneficiary. Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable to the Company and are presented separately in the condensed consolidated balance sheets and statements of operations. Profit or loss and changes in equity attributable to noncontrolling interests are allocated based on ownership percentages.

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

The valuation of the derivative warrant liability for the Private Warrants, the February 2024 BDO Firm Warrants, the Deposit Warrant, the April RDO Warrants, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants, the New Tranche B Warrants and the September 2025 Warrants (each as defined below) is outlined in Note 4, utilizing the Black-Scholes option pricing model. The Company has chosen the fair value option for the Convertible Debentures, Oramed Note, FSF Deposit and Tranche B Notes (each as defined below), with the valuation methodologies detailed in Note 7. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value. Cash equivalents were immaterial as of September 30, 2025 and December 31, 2024.

Accounts Receivable, Net

Accounts receivable are presented net of allowances for expected credit losses and prompt payment discounts. Accounts receivable consists of trade receivables from product sales to customers, which are generally unsecured. Estimated credit losses related to trade accounts receivable are recorded as selling, general and administrative expenses and as an allowance for expected credit losses within accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience, current economic conditions and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for expected credit losses. As of September 30, 2025 and December 31, 2024, allowances for credit losses on accounts receivable were nil and $1.2 million, respectively. As of September 30, 2025 and December 31, 2024, allowances for prompt payment discounts were $0.3 million and $0.6 million, respectively.

The Oramed Note, FSF Deposit and Tranche B Notes

The Company has elected the fair value option to account for the FSF Deposit and the Tranche B Notes (as defined in Note 2 “Liquidity and Going Concern” below) and the Oramed Note (as defined in Note 4 “Fair Value Measurements” below) that were issued in June 2024, October 2024 and September 2023, respectively, as discussed further in Note 7. The Company recorded these financial instruments at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to these financial instruments were expensed as incurred. As of September 30, 2025 and December 31, 2024, the weighted-average interest rates for the short-term loans, including these financial instruments, were 9.24% and 6.67%, respectively.

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

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2023-08 in 2025. The adoption did not have a material impact on the Company’s financial statements as the Company did not hold any crypto assets as of the adoption date. During the third quarter of 2025, the Company began holding crypto assets, which are accounted for in accordance with ASU 2023-08. See Note 5 for related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on its condensed consolidated financial statements.

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

On November 17, 2022, the Company entered into a standby equity purchase agreement (the “Original Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Islands exempt limited partnership (“Yorkville”). On February 8, 2023, the Company entered into an amended and restated standby equity purchase agreement with Yorkville (the

“A&R Yorkville Purchase Agreement”), amending, restating and superseding the Original Yorkville Purchase Agreement. On, and effective as of, March 25, 2024, the Company and Yorkville mutually agreed to terminate the A&R Yorkville Purchase Agreement.

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

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by the Company effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, the Company was able to offer and sell (the “Offering”) shares of Common Stock up to $170.0 million (the “ATM Shares”), through or to the Sales Agents as part of the Offering. The Company had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers thereunder at any time. As of September 30, 2025, no sales of Common Stock had been made under the ATM Sales Agreement. As of September 30, 2024, the Company sold 2,637 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

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

As of September 30, 2025, the Company’s negative working capital was $342.5 million, including cash and cash equivalents of approximately $0.9 million. During the nine months ended September 30, 2025, the Company had operating losses of $234.9 million and cash flows received from operating activities of $21.3 million. The Company had an accumulated deficit of $888.7 million as of September 30, 2025.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of September 30, 2025 and December 31, 2024, the contingent consideration associated with the Development Milestone Payment was $0.2 million, recorded in the other long-term liabilities.

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

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. For each of the three months ended September 30, 2025 and 2024, the Company made royalty payments in the amount of $0.2 million. For each of the nine months ended September 30, 2025 and 2024, the Company made royalty payments in the amount of $0.5 million. No contingent consideration was recognized as a liability or included in the fair value of the assets as of September 30, 2025 or December 31, 2024.

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

As of each of September 30, 2025 and December 31, 2024, the Company had ending balances of accrued royalty payables of $0.1 million. During the three and nine months ended September 30, 2025, the Company made royalty payments in the amount of $0.1 million and $0.2 million, respectively. The Company made royalty payments in the amount of $0.1 million during each of the three and nine months ended September 30, 2024. As of September 30, 2025, a regulatory milestone payment of $1.0 million had been accrued.

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

Semnur Business Combination Agreement and Sponsor Interest Purchase Agreement

On August 30, 2024, Semnur entered into an agreement and plan of merger (as may be amended or restated from time to time in accordance with its terms, including by Amendment No. 1 thereto, dated as of April 16, 2025 (“Amendment No.1”), the “Semnur Business Combination Agreement”) with Denali and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”). On July 22, 2025, Semnur entered into Amendment No. 2 to the Semnur Business Combination Agreement with Denali and Denali Merger Sub (“Amendment No. 2”). See Note 5 for the additional discussion of Amendment No. 2.

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

As of September 30, 2025 and December 31, 2024, the Company had deferred offering costs of approximately nil and $6.0 million, respectively, related to the Semnur Business Combination. Because the transaction was completed without cash consideration, these costs were recognized as an expense in the Company’s unaudited condensed consolidated statements of operations upon closing.

In connection with the execution and delivery of the Semnur Business Combination Agreement, the Sponsor and the Company entered into a Sponsor Interest Purchase Agreement (the “SIPA”) dated August 30, 2024 (the “Signing Date”). Pursuant to the SIPA, the Company agreed to purchase 500,000 Class B ordinary shares, par value $0.0001 per share, of Denali (the “Purchased Interests”) that were held by the Sponsor. The aggregate consideration for the purchase and sale of the Purchased Interests is as follows: (i) $2,000,000 (the “Cash Consideration”) and (ii) 8,571 shares of Common Stock. Pursuant to the SIPA, the Company paid the Cash Consideration and has agreed to issue Common Stock to the Sponsor contingent upon and following the occurrence of the Semnur Business Combination. The Purchased Interests converted automatically, on a one-for-one basis, into one New Semnur Common Share upon the closing of the Semnur Business Combination pursuant to the terms of the Semnur Business Combination Agreement. On September 22, 2025, the requirement to deliver the shares was discharged pursuant to that certain Satisfaction and Discharge Agreement by and among the Company, Sponsor and Semnur.

On July 22, 2025, Semnur entered into Amendment No. 2 to the Semnur Business Combination Agreement with Denali and Denali Merger Sub. Amendment No. 2 amends the Semnur Business Combination Agreement to, among other things, modify the definitions of the “Exchange Ratio” and “Merger Consideration” to facilitate the issuance of additional shares of common stock of Semnur prior to the closing of the Semnur Business Combination in connection with any potential private placement financing or for issuance to advisors and other service providers for services rendered and maintain the 1.25-to-1 exchange ratio.

4. Fair Value Measurements

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	September 30, 2025
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity investment	$16,351	$16,351	$—	$—
Digital assets	196,633	196,633	—	—
Total assets	$212,984	$212,984	$—	$—
Liabilities
Oramed Note	$24,863	$—	$—	$24,863
Tranche B Notes	20,810	—	—	20,810
Purchased revenue liability	15,800	—	—	15,800
Derivative liabilities	81,982	—	—	81,982
Equity line of credit commitment shares liability	2,952	2,952	—	—
Other long-term liabilities	169	—	—	169
Total liabilities	$146,576	$2,952	$—	$143,624

	December 31, 2024
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$12,161	$—	$—	$12,161
Tranche B Notes	23,560	—	—	23,560
Purchased revenue liability	6,800			6,800
Derivative liabilities	18,303	—	—	18,303
Other long-term liabilities	155	—	—	155
Total liabilities	$60,979	$—	$—	$60,979

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed in the principal amount of $101.9 million (the “Oramed Note”) (see Note 7). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of September 30, 2025 and December 31, 2024 was determined to be $24.9 million and $12.2 million, respectively, by applying a discount rate of 36.00% and 128.82%, respectively. For the three and nine months ended September 30, 2025, the Company recorded a loss of $6.4 million and $12.7 million in change in fair value of the Oramed Note in the unaudited condensed consolidated statements of operations, respectively. For the three and nine months ended September 30, 2024, the Company recorded a gain of $0.6 million and a loss of $7.6 million in change in fair value of the Oramed Note in the unaudited condensed consolidated statements of operations, respectively. For each of the three and nine months ended September 30, 2025, the change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was nil. The change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was $3.2 million and $5.0 million during the three and nine months ended September 30, 2024, respectively.

Tranche B Notes

In October 2024, the Company entered into the Tranche B Securities Purchase Agreement to issue and sell the Tranche B Notes in the principal amount of $50.0 million (see Note 7). The Company elected the fair value option to account for the Tranche B Notes with any changes in the fair value of such notes recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Tranche B Notes are measured at fair value on a recurring basis using Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the Tranche B Notes. The fair value as of September 30, 2025 and December 31, 2024, was determined to be $20.8 million and $23.6 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded a loss of $6.2 million and $12.9 million, respectively, in change in fair value of the Tranche B Notes in the unaudited condensed consolidated statement of operations. The change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was $2.9 million for each of the three and nine months ended September 30, 2025.

Purchased Revenue Liability

In October 2024, the Company entered into a Purchase and Sale Agreement (“ZTlido Royalty Purchase Agreement”) with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed (see Note 7). In February 2025, the Company also entered into a Purchase and Sale Agreement (“Gloperba-Elyxyb Royalty Purchase Agreement”) with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed (see Note 7). The Company elected the fair value option for the purchased revenue liability for both agreements with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a Scenario-Based Method valuation technique to measure the fair value of the purchased revenue liability. The aggregate fair value of both agreements as of September 30, 2025 and December 31, 2024, was determined to be $15.8 million and $6.8 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded a loss of $9.5 million and $10.9 million, respectively, in change in fair value of the purchased revenue liability in the unaudited condensed consolidated statement of operations.

Derivative Liabilities

The Company recorded a loss of $58.4 million and $60.3 million for the three and nine months ended September 30, 2025, respectively, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, Deposit Warrant, the October 2024 Noteholder Warrants, December 2024 RDO Common Warrants, the New Tranche B Warrants and the September 2025 Warrants (each as defined below). The Company recorded a gain of $18.1 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants and the April 2024 RDO Common Warrants. The Company assumed the private placement warrants from Vickers in November 2022 in connection with the Scilex Business Combination (the “Private Warrants”).

As of September 30, 2025, the following warrants to purchase Common Stock that are included in derivative liabilities were outstanding: 1,000,000 Private Warrants, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock, 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock, 15,000,000 April 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock, 3,250,000 Deposit Warrant, which are currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock, October 2024 Noteholder Warrants exercisable for an aggregate of up to 107,142 shares of Common Stock, and December 2024 RDO Common Warrants exercisable for an aggregate of up to 1,013,122 shares of Common Stock, 500,000 New Tranche B Warrants and 275,000 September 2025 Warrants. As of September 30, 2025, the fair value of derivative warrant liabilities related to these warrants was $82.0 million.

The following table includes a summary of the derivative liabilities measured at fair value during the nine months ended September 30, 2025 (in thousands):

Fair Value
Ending Balance as of December 31, 2024	$18,303
Change in fair value measurement	60,324
Issuance of September 2025 Warrants	3,091
Tranche B deferral modification	(839)
Change in fair value related to the October 2024 Noteholder Warrants exchanged for New Tranche B Warrants	1,103
Ending Balance as of September 30, 2025	$81,982

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

A summary of the inputs used in valuing the derivative warrant liabilities as of September 30, 2025 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	April 2024 RDO Common Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)	New Tranche B Warrants	September 2025 Warrants
Exercise price	$402.50	$59.50	$38.50	$1.20	$36.40	$22.72	$22.72	$40.00	$20.00
Term, in years	2.11	3.43	3.57	3.72	4.02	4.20	1.70	4.02	4.20
Volatility	91.0%	77.0%	77.0%	70.0%	73.0%	72.0%	84.0%	73.0%	72.0%
Risk-free rate	3.57%	3.61%	3.61%	3.62%	3.64%	3.65%	3.59%	3.64%	3.65%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

A summary of the inputs used in valuing the derivative warrant liabilities as of December 31, 2024 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	April 2024 RDO Common Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)
Exercise price	$402.50	$59.50	$38.50	$1.20	$36.40	$22.72	$22.72
Term, in years	2.86	4.18	4.32	4.47	4.77	4.95	2.45
Volatility	109.0%	81.0%	80.0%	73.0%	77.0%	76.0%	95.0%
Risk-free rate	4.22%	4.29%	4.30%	4.30%	4.32%	4.33%	4.21%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock to Aardvark, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 9.3%. As of each of September 30, 2025 and December 31, 2024, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

Equity Line of Credit

On July 22, 2025, the Company entered into that certain common stock purchase agreement (the “Tumim Purchase Agreement”), by and between the Company and Tumim Stone Capital, LLC (“Tumim”), the Company has the right, but not the obligation, to sell to the Tumim up to the lesser of: (a) $100,000,000 of newly issued shares of Common Stock (“Commitment Amount”) and (b) the Exchange Cap (as defined below), from time to time, at the Company’s sole discretion (each such sale, a “VWAP Purchase”) by delivering an irrevocable written notice to Tumim (each such notice, a “VWAP Purchase Notice”). The Company shall be permitted to deliver a VWAP Purchase Notice to Tumim during the period commencing on the Commencement Date (as defined in the Tumim Purchase Agreement) and the date that is the first day of the month following the 24-month anniversary of the date on which the initial Tumim Registration Statement (as defined below) has been declared effective by the SEC, subject to the terms and conditions set forth therein, and unless the Tumim Purchase Agreement is earlier terminated in accordance with its terms.

Tumim’s purchases of shares of Common Stock under the Tumim Purchase Agreement, if any, will be subject to certain limitations, including that Tumim may not purchase shares that would result in it (together with its affiliates) owning more than 4.99% (or, at the election of Tumim, 9.99%) of the then-issued and outstanding shares of Common Stock. In addition, unless stockholder approval of a waiver of the Exchange Cap (as defined below) is obtained, the Company shall not issue or sell any shares of Common Stock pursuant to the Tumim Purchase Agreement, if, after giving effect thereto, the aggregate number of shares of Common Stock that would be issued pursuant to the Tumim Purchase Agreement and the transactions contemplated thereby would exceed 1,390,443 (representing 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the execution of the Tumim Purchase Agreement) (such maximum number of shares, the “Exchange Cap”). However, the Exchange Cap shall not be applicable for any purposes of the Tumim Purchase Agreement and the transactions contemplated thereby, to the extent that (and only for so long as) the average price of all applicable sales of Common Stock under the Tumim Purchase Agreement equals or exceeds $8.09, which is the Minimum Price (as defined in the Tumim Purchase Agreement). The Company is under no obligation to seek stockholder approval of a waiver of the Exchange Cap.

As consideration for Tumim’s commitment to purchase shares of Common Stock, the Company shall issue 150,000 shares of Common Stock to Tumim as a commitment fee (the “Commitment Shares”) upon effectiveness of the Tumim Registration Statement (as defined below). As of September 30, 2025, the Company had not yet issued the Commitment Shares. Accordingly, the Company recorded a liability within accrued expenses of approximately $3.0 million, representing the fair value of the shares as of September 30, 2025. This amount was also recognized as an expense during the period in connection with the underlying transaction.

In connection with the transactions contemplated by, and concurrently with the execution of, the Tumim Purchase Agreement, the Company and Tumim also entered into a Registration Rights Agreement, dated as of July 22, 2025 (the “Tumim Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC one or more registration statements (each, a “Tumim Registration Statement”), to register under the Securities Act the offer and resale by Tumim of all of the shares that may be issued by the Company to Tumim from time to time under the Tumim Purchase Agreement, including the Commitment Shares. Tumim’s obligation to purchase shares of Common Stock pursuant to the Tumim Purchase Agreement is subject to such a Tumim Registration Statement being filed with the SEC and declared effective.

On October 30, 2025 the Company and Tumim entered into a termination agreement (the “Termination Agreement”), pursuant to which each of the Tumim Purchase Agreement and the Tumim Registration Rights Agreement (together, the “Original Agreements”) shall terminate upon payment in full of an aggregate of $2.7 million by the Company to Tumim in lieu of the issuance of the Commitment Shares with $500,000 to be paid on or before each of October 31, 2025 and November 14, 2025 and the remaining $1.7 million to be paid on or before December 15, 2025. The Company made the first two payments on October 31, 2025 and November 13, 2025, respectively.

5. Balance Sheet Components

Equity Investments

Datavault Securities Purchase Agreement

On September 25, 2025, the Company entered into a Securities Purchase Agreement (the “Datavault SPA”) with Datavault AI Inc., a Delaware corporation (“Datavault”), pursuant to which Datavault agreed to issue and sell, and the Company agreed to purchase, 15.0 million shares (the “Datavault Shares”) of common stock of Datavault (“Datavault Common Stock”) and a pre-funded warrant (the “Datavault Pre-Funded Warrant”) to purchase 263,914,094 shares of Datavault Common Stock for an aggregate purchase price of $150 million.

On September 26, 2025 (the “Initial Datavault Closing Date”), the Company acquired 15,000,000 shares of Datavault Common Stock at a purchase price of $0.5378 per share, for an aggregate consideration of approximately $8.1 million, which was settled in Bitcoin. The investment in Datavault is accounted for as an equity security investment measured at fair value, with changes in the fair value recognized in unrealized gains and losses on equity investment in the period in which they occur. Fair value was determined based on quoted prices in active markets for identical securities, and the investment qualifies as an equity security with a readily determinable fair value, classified as a Level 1 financial instrument.

Datavault is required to file a preliminary proxy statement with the SEC within 25 days of the Initial Datavault Closing Date and use reasonable best efforts to obtain stockholder approval (i) to give full effect to the terms of the Datavault Pre-Funded Warrant, and (ii) with respect to an amendment to its certificate of incorporation to increase the number of shares of Datavault Common Stock authorized for issuance to up to 1.5 billion (or such greater amount as is necessary to issue the Datavault Pre-Funded Warrant Shares to the Company).

A stockholder meeting to secure such approval must be held within 75 days of the Initial Closing Date, with additional meetings scheduled, if necessary, every four months thereafter until approval is obtained. Pursuant to the Datavault SPA, following Datavault’s receipt of the stockholder approval, Datavault will issue the Company the Datavault Pre-Funded Warrant to purchase 263,914,094 shares of Datavault Common Stock (such shares, the “Datavault Pre-Funded Warrant Shares”) in exchange for an aggregate of approximately $141.9 million, to be settled in Bitcoin. The exercise price of the Datavault Pre-Funded Warrant will be $0.0001 per share. The Datavault Pre-Funded Warrant will be immediately exercisable upon issuance and will expire when exercised in full.

Digital Assets

On September 23, 2025, the Company entered into a securities agreement with Biconomy PTE Ltd (“Biconomy”), pursuant to which the Company sold to Biconomy an aggregate of 12,500,000 Semnur Common Shares held by the Company for proceeds of $200.0 million in Bitcoin.

In September 2025, the Company received Bitcoin in exchange for the sale of a portion of the shares of the Company’s majority owned subsidiary Semnur then held by the Company to Biconomy.

The table below summarizes the amounts shown on our consolidated balance sheet as of September 30, 2025 (in thousands except units of digital assets):

	September 30, 2025
	Units	Cost Basis	Fair Value
Bitcoin	1,720	$191,931	$196,633
Total Digital assets	1,720	$191,931	$196,633

The following table summarizes the Company’s digital assets (in thousands, except number of bitcoins) for the periods indicated:

September 30, 2025
Bitcoin
Additions	$200,000
Disposition	(8,069)
Unrecognized gains on digital assets	4,702
Total	$196,633

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Construction in progress	$689	$689
Furniture	17	17
Computers and equipment	16	16
Leasehold improvements	50	50
Property and equipment, gross	772	772
Less: Accumulated depreciation	(69)	(64)
Property and equipment, net	$703	$708

The Company recognized depreciation expense of $2.0 thousand and $4.0 thousand for the three months ended September 30, 2025 and 2024, respectively, and $5.0 thousand and $12.0 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued professional service fees	$2,511	$667
Accrued sales and marketing costs	779	876
Accrued research and development costs	1,786	315
Accrued tax payable	24	876
Accrued advisor fees related to Semnur Business Combination	14,000	—
Accrued liability related to equity line of credit commitment shares	2,952	—
Accrued others	35	107
Accrued expenses	$22,087	$2,841

Accrued Rebates

Our accruals for Medicare, Medicaid and related state program and contractual rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

	September 30,	December 31,
	2025	2024
Other current liabilities:
Accrued rebates	$207,646	$152,920
Other accruals	5,735	9,597
Total accrued rebates and other sales-related accruals	$213,381	$162,517

6. Goodwill and Intangible Assets

As of September 30, 2025 and December 31, 2024, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the nine months ended September 30, 2025 and 2024.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives, with remaining useful lives ranging from 6.1 to 12.7 years. A summary of the Company’s identifiable intangible assets as of September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$19,402	$13,228
Acquired technology	22,940	10,266	12,674
Acquired licenses	5,711	1,191	4,520
Assembled workforce	500	500	—
Total intangible assets	$61,781	$31,359	$30,422

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$17,770	$14,860
Acquired technology	21,940	9,143	12,797
Acquired licenses	5,711	915	4,796
Assembled workforce	500	500	—
Total intangible assets	$60,781	$28,328	$32,453

As of September 30, 2025, the weighted average remaining life for identifiable intangible assets was 7.9 years. Aggregate amortization expense was $1.0 million and $3.0 million for each of the three and nine months ended September 30, 2025 and 2024. Patent rights, acquired technology and acquired licenses are amortized over a 15-year period.

Estimated future amortization expense related to intangible assets as of September 30, 2025 is as follows (in thousands):

Amount
2025 (Remainder of 2025)	$1,020
2026	4,083
2027	4,083
2028	4,083
2029	4,083
Thereafter	13,070
Total	$30,422

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

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of September 30, 2025 and December 31, 2024, the fair value of the Oramed Note was $24.9 million and $12.2 million, respectively, which is classified as debt, current in the consolidated balance sheets.

On July 22, 2025, the Company entered into an option agreement (the “Option Agreement”) with Oramed. Pursuant to the Option Agreement, Oramed granted an option (the “Option”) to the Company to repurchase certain Penny Warrants, held by Oramed, in two tranches (the “Warrant Repurchase”) for an aggregate purchase price of $27.0 million (the “Warrant Repurchase Amount”), subject to the terms and conditions set forth therein. In consideration of the Option, the Company agreed to pay $1.5 million (the “Option Payment Amount”) to Oramed in two equal installments, occurring on or before August 8, 2025 and December 16, 2025, respectively. Provided that the Company has made the applicable option payment on or before such dates, the Company shall be entitled to purchase the Penny Warrants as follows: (i) on or before September 30, 2025, it may repurchase 3,130,000 Penny Warrants for $13.0 million, and (ii) on or before December 31, 2025, it may repurchase 3,370,000 Penny Warrants for $14.0 million. Additionally, if the Company effects the Warrant Repurchase and has paid the Option Payment Amount and the Warrant Repurchase Amount in full, then the maturity date of the Oramed Note shall be extended to March 31, 2026 and any make-whole payment due thereunder upon prepayment shall be waived. The modification of the terms of the Oramed Note was accounted for as debt extinguishment and the Option was determined to be an embedded feature of the Oramed Note and was reflected into the remeasurement of Oramed Note liability as of September 30, 2025.

Oramed has the right to terminate the Option Agreement if the Company (i) fails to make certain payments thereunder or (ii) has not exercised the Option by the applicable dates set forth therein.

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

In September 2025, the Company partially exercised its option purchasing 3,130,000 Penny Warrants and continues to hold the Option to repurchase the remaining 3,370,000 Penny Warrants. As Oramed is a shareholder, the Company accounted for the excess fair value over the repurchase price as a deemed contribution from Oramed, which was recorded within Additional Paid-in Capital.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

September 30,
2025
Ending Balance as of December 31, 2024	$12,161
Change in fair value of Oramed Note – recorded in the consolidated statements of operations	12,702
Ending Balance as of September 30, 2025	$24,863

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

On July 22, 2025, the Company entered into Warrant Exchange Agreements (each, a “Warrant Exchange Agreement” and collectively, the “Warrant Exchange Agreements”) with certain holders of the Company’s then-existing Tranche B warrants (such certain holders (excluding Oramed), the “Exchanging Warrant Holders”) to purchase shares of Common Stock (such Tranche B warrants held by the Exchanging Warrant Holders, the “Existing Tranche B Warrants”). Pursuant to the Warrant Exchange Agreements, the Company and the Exchanging Warrant Holders, in reliance on Section 3(a)(9) of the Securities Act, effected a voluntary securities exchange whereby the Exchanging Warrant Holders exchanged the Existing Tranche B Warrants, which are currently exercisable for an aggregate of 107,142 shares of Common Stock at an exercise price of $36.40 per share, originally issued pursuant to the Tranche B Securities Purchase Agreement, for warrants to purchase an aggregate of 500,000 shares of Common Stock (the “New Tranche B Warrants”) at an exercise price of $40.00 per share (the “Exercise Price”). The New Tranche B Warrants shall be immediately exercisable, but may only be exercised on a cash basis on or after the earlier of (i) the date that is 90 days following the Closing Date (as defined in the Warrant Exchange Agreements), and (ii) the initial date after the date of the Warrant Exchange Agreements that a registration statement is effective and available for the issuance of the shares of Common Stock underlying the New Tranche B Warrants to the holders of the New Tranche B Warrants (or the resale of shares of Common Stock underlying the New Tranche B Warrants); provided, however, the New Tranche B Warrants may only be exercised on a cashless basis if there is no registration statement to cover the issuance of the shares of Common Stock underlying the New Tranche B Warrants or the resale of such shares. The New Tranche B Warrants shall have an expiration date of October 8, 2029. The Company recognized a loss in the amount of $1.1 million in relation to this exchange transaction. As of September 30, 2025, there were 500,000 New Tranche B Warrants outstanding.

The terms of the New Tranche B Warrants are generally identical to the terms of the Existing Tranche B Warrants, other than with respect to the number of shares issuable upon exercise thereof and the Exercise Price and certain other matters. The Exercise Price of the New Tranche B Warrants is subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. The Exercise Price is also subject to full-ratchet adjustment (down to the Exercise Price Floor (as defined below)) in connection with a subsequent offering at a per share price less than the exercise price then in effect. The New Tranche B Warrants also permit a voluntary adjustment to the Exercise Price, subject to certain conditions set forth therein, including compliance with the Nasdaq Listing Rules and having obtained the prior written consent of the required holders as described therein. The Exercise Price cannot be lower than $36.40 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events, the “Exercise Price Floor”), unless shareholder approval is obtained to allow the New Tranche B Warrants to be exercised at a price lower than the Exercise Price Floor in accordance with the Nasdaq Listing Rules. The Company is under no obligation to seek or obtain such shareholder approval.

The following table provides a summary of the changes in the balance and the estimated fair value of the Tranche B Notes (in thousands):

September 30,
2025
Ending Balance as of December 31, 2024	$23,560
Repayment of Tranche B Notes principal and interest	(18,656)
Change in fair value of Tranche B Notes	12,936
Change in fair value of Tranche B Notes - due to instrument-specific credit risk recorded as a component of other comprehensive income	2,970
Ending Balance as of September 30, 2025	$20,810

Aggregate principal repayments for the Company’s outstanding debt will be $4.3 million and $19.2 million in 2025 and 2026, respectively.

Promissory Notes

Pursuant to the Semnur Business Combination, Legacy Semnur assumed all liabilities of Denali, including its existing promissory notes and its liability for its deferred underwriting costs associated with the Semnur Business Combination. Simultaneously upon the closing of the Semnur Business Combination, the agreements for these existing liabilities were terminated and new promissory notes and discharge payment agreements were signed with the holders.

Immediately prior to the closing of the Semnur Business Combination, Denali, Sponsor and the Company entered a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which the Sponsor received $1.1 million in cash and a promissory note from Denali for $0.8 million (the “Sponsor Note”). The Sponsor Note shall be payable in six monthly installments of $134.0 thousand beginning on October 1, 2025 and ending on March 1, 2026.

Immediately prior to the closing of the Semnur Business Combination, Denali and FutureTech Capital LLC (“FutureTech”) entered a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which FutureTech received $340.0 thousand in cash and a promissory note from Denali for $1.0 million (the “FutureTech Note”). The FutureTech Note shall be payable in six monthly installments of $170.0 thousand beginning on October 1, 2025 and ending on March 1, 2026.

At closing of the Semnur Business Combination, Denali, the Denali underwriters and the Company entered Satisfaction and Discharge of Indebtedness Agreements, pursuant to which the Denali underwriters received $350.0 thousand in cash and promissory notes from Denali for a total of $2.7 million (the “Denali Underwriter Notes”). The Denali Underwriter Notes shall be payable in nine monthly installments of $300.0 thousand beginning on October 1, 2025 and ending on June 1, 2026.

As of September 30, 2025, the Company had total current promissory notes of $4.5 million.

Notwithstanding the payment schedules in the Sponsor Note, the FutureTech Note and the Denali Underwriter Notes, the balance due on any notes (less any payments previously made to the holder thereunder) shall be accelerated and become immediately due and payable in the event Semnur receives gross proceeds from any equity or debt financing (including any private placement offering or registered offering), in an amount equal to or greater than the then-outstanding principal of such note plus any accrued but unpaid interest due thereon.

In addition, in the case of an event of default, the Sponsor Note, the FutureTech Note and the Denali Underwriter Notes shall bear interest at a rate of 10% per annum until such event of default is cured. The Sponsor Note, the FutureTech Note and the Denali Underwriter Notes shall become immediately due and payable (in accordance with the terms thereof), upon the Company’s failure to make payments thereunder when due (subject to a 14-day cure period) or certain other actions related to voluntary or involuntary bankruptcy proceedings (as more fully described therein).

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

The Company elected the fair value option for the ZTlido Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of September 30, 2025 and December 31, 2024, the fair value of the ZTlido Royalty Purchase Agreement was $14.3 million and $6.8 million, respectively, recorded as a purchased revenue liability on the consolidated balance sheets. The Company incurred $0.2 million of issuance costs in connection with the ZTlido Royalty Purchase Agreement, which were included in the consolidated statement of operations for the year ended December 31, 2024.

The following table summarizes the purchased revenue liability activity related to ZTlido Royalty Purchase Agreement (in thousands):

September 30,
2025
Ending Balance as of December 31, 2024	$6,800
Repayment of purchased revenue liability	(2,333)
Change in fair value of purchased revenue liability	9,833
Ending Balance as of September 30, 2025	$14,300

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

The Company elected the fair value option for the Gloperba-Elyxyb Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of each of February 28, 2025 and September 30, 2025, the fair value of the Gloperba-Elyxyb Royalty Purchase Agreement was $0.5 million and $1.5 million, recorded as a purchased revenue liability on the unaudited condensed consolidated balance sheet.

September 30,
2025
Beginning Balance as of February 28, 2025	$500
Repayment of purchased revenue liability	$(41)
Change in fair value of purchased revenue liability	1,041
Ending Balance as of September 30, 2025	$1,500

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

As of each of September 30, 2025 and December 31, 2024, there were 6,500,000 Penny Warrants outstanding that were fully vested and such warrants became exercisable on March 14, 2025.

On July 22, 2025, the Company entered into the Option Agreement with Oramed, pursuant to which it has the option to repurchase the Penny Warrants. See Note 7 for the additional discussion of the Option Agreement and the Warrant Repurchase.

Excise Tax

In December 2022, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued guidelines on the implementation of the new code section added by the Inflation Reduction Act of 2022, which imposes a 1% excise tax on the total fair market value of stock repurchases during the tax year, subject to adjustments. Pursuant to the terms of the Sorrento SPA, the Company repurchased the Purchased Securities from Sorrento. The total fair market value of the Purchased Securities was offset by the fair market value of the shares issued during the year ended December 31, 2023. The Company has accrued $1.3 million of the excise tax liability during the year ended December 31, 2023, which was recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2025, the Company made a total of $0.9 million payments for the excise tax. As of September 30, 2025, the excise tax liability was fully paid off.

9. Stockholders’ Deficit

SPAC Warrants

Upon the completion of the Scilex Business Combination, the Company assumed the Private Warrants and the public warrants to purchase Common Stock, each with an exercise price of $402.50 per whole share (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”).

Holders of the SPAC Warrants are entitled to acquire shares of Common Stock. The SPAC Warrants will expire five years after the completion of the Scilex Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2025 and December 31, 2024, there were Public Warrants exercisable for an aggregate of up to 156,115 and 156,220 shares of Common Stock outstanding, respectively.

As of each of September 30, 2025 and December 31, 2024, there were 1,000,000 Private Warrants outstanding, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock.

Preferred Stock

The Company is authorized to issue 45,000,000 shares of preferred stock (the “Preferred Stock”) of which there are two series in total.

Series A Preferred Stock

As of September 30, 2025 and December 31, 2024, there were 29,057,097 shares of Series A Preferred Stock outstanding. On September 21, 2023, the Series A Preferred Stock was repurchased and derecognized for accounting purposes. The Series A Preferred Stock is currently held as collateral for the Oramed Note.

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

The Series 1 Preferred Stock does not have any bifurcated features and is classified in equity at par value because the Company had an accumulated deficit position as of Dividend Stock declaration date. As of September 30, 2025 and as of the date of this filing, none of the Dividend Stock or any shares of the Series 1 Preferred Stock were issued or distributed.

Treasury Stock

As of September 30, 2025 and December 31, 2024, there were 1,458,263 and 1,716,245 shares of Treasury Stock, respectively.

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

For the nine months ended September 30, 2025, no sales of Common Stock had been made under the ATM Sales Agreement. For the nine months ended September 30, 2024, the Company sold 2,637 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

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

On December 11, 2024, the Company entered into a warrant amendment (the “Warrant Amendment”) with one of its investors to exercise the outstanding number of the February 2024 BDO Firm Warrants that the Company issued to such investor in the February 2024 BDO. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding February 2024 BDO Firm Warrants to purchase an aggregate of 50,421 shares of Common Stock in cash at an amended exercise price of $20.65 per share. During each of the nine months ended September 30, 2025 and 2024, there were no February 2024 BDO Firm Warrants exercised. As of each of September 30, 2025 and December 31, 2024, there were 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock outstanding and 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of our Common Stock outstanding.

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

As of each of September 30, 2025 and December 31, 2024, there were 15,000,000 April 2024 RDO Common Warrants outstanding, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock and 1,200,000 April 2024 RDO Placement Agent Warrants outstanding, which are currently exercisable for an aggregate of up to 34,286 shares of Common Stock.

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

As of September 30, 2025 and December 31, 2024, there were December 2024 RDO Common Warrants outstanding, which are exercisable for an aggregate of up to 1,013,122 and 1,642,871 shares of Common Stock, respectively, and StockBlock Warrants outstanding which are exercisable for an aggregate of up to 131,472 shares of Common Stock.

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

Scilex Holding Company 2019 Stock Option Plan

In May 2019, the Board adopted the Scilex Holding Company 2019 Stock Option Plan (the “2019 Stock Option Plan”), which subsequently was amended in December 2020. The 2019 Stock Option Plan was terminated at the closing of the Scilex Business Combination, and no further awards have been granted under the 2019 Stock Option Plan thereafter. However, the 2019 Stock Option Plan will continue to govern outstanding awards granted thereunder.

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). As of September 30, 2025, a total of 725,397 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 40,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, options to purchase 1,000,626 shares of Common Stock were outstanding under all equity incentive plans.

The following table summarizes stock option activity during the nine months ended September 30, 2025 (in thousands, except for per share amounts and contractual life):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,028	$138.23	6.4	$—
Granted	3	$15.99
Forfeited/Cancelled	(30)	$95.21
Outstanding as of September 30, 2025	1,001	$139.20	5.6	$65
Vested and expected to vest as of September 30, 2025	1,001	$139.20	5.6	$65
Exercisable as of September 30, 2025	812	$124.95	5.1	$51

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options were granted during the nine months ended September 30, 2025 was $12.94 per share. No options were exercised during the nine months ended September 30, 2025. The maximum term of options granted under each of the equity incentive plans is ten years.

Total stock-based compensation recorded within operating expenses was $3.3 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively and $9.8 million and $10.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of September 30, 2025 were $17.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of September 30, 2025, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 170,573, which was increased from 127,902 shares as a result of automatic annual increase on January 1, 2025.

Total stock-based compensation recorded as operating expense for the ESPP was $7.8 thousand and $84.6 thousand for the three and nine months ended September 30, 2025, respectively and $74.2 thousand and $0.2 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, there were 4,072 shares of Common Stock issued under the ESPP.

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

The following assumptions were used in the Black-Scholes option pricing model to estimate stock-based compensation on the date of grant for stock options:

Nine Months Ended September 30, 2025
Stock options:
Expected dividend yield	0.00%
Expected volatility	98.45%
Risk-free interest rate	4.01%
Term of options (in years)	6.25
Employee stock purchase plan:
Expected dividend yield	0.00%
Expected volatility	112.87%
Risk-free interest rate	4.31%
Expected life (in years)	0.49

Semnur 2024 Stock Option Plan

Concurrent with the signing of the Semnur Business Combination Agreement, the Board, the Company (as the sole stockholder of Semnur) and the board of directors of Semnur approved the 2024 Stock Option Plan (the “Semnur 2024 Plan”). Under the Semnur 2024 Plan, 40,000,000 shares of Semnur Common Stock were reserved for future issuance and Nonstatutory Stock Options (“NSOs”) to purchase the same amount of Semnur Common Stock were granted to certain executive officers of Semnur. The NSOs were granted on August 30, 2024 and expire on August 30, 2034. No expense was recorded in connection with the NSOs as of September 30, 2025, as until the date on which all payments and all obligations under the Oramed Note have been paid in full in cash, such options will not be or become exercisable, eligible for exchange, redemption or repurchase, eligible to participate in any dividends or distributions or have any voting rights in respect of the Company or any of its current or future subsidiaries of the Company.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.4 million and $0.5 million for each of the nine months ended September 30, 2025 and 2024.

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

On July 22, 2025, Legacy Semnur entered into a stock issuance agreement with the law firm named therein pursuant to which the law firm was issued 10,000,000 shares of Legacy Semnur common stock as a retainer for legal services and payment for prior services. Upon the closing of the Semnur Business Combination, the shares were exchanged for 12,500,000 shares (i.e., the then-existing 10,000,000 shares of Legacy common stock multiplied by the Exchange ratio) of Common Stock.

All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company (the “Retainer Shares”). At the option of the law firm, the Retainer Shares may be sold and the net proceeds may be applied against the outstanding legal fees. The Retainer Shares not applied against the outstanding legal fees due will be returned to the Company. As of September 30, 2025, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

11. Variable Interest Entities

Scilex Bio, Inc. Acquisition

On April 17, 2025, the Company established a majority and controlling interest in Scilex Bio, a newly formed legal entity created to develop and commercialize KDS2010, a next-generation reversible MAO-B Inhibitor, a novel inhibitor of aberrant GABA production in reactive astrocytes for the treatment of obesity and neurodegenerative diseases including Alzheimer’s disease in the United States. At formation, the Company contributed 5,000,000 shares of common stock, par value $0.00001 per share, of Semnur (the “Semnur Common Stock”) to Scilex Bio in exchange for a 60% equity interest. IPMC Company (“IPMC”) made certain representations to Scilex Bio regarding its rights in certain license and commercialization rights to KDS2010 and agreed to contribute such rights to Scilex Bio in exchange for a 40% equity interest.

The Company evaluated Scilex Bio under the variable interest entity (“VIE”) model in accordance with ASC 810 and concluded that Scilex Bio is a VIE because it lacked sufficient equity at risk to finance its activities without additional subordinated support. Due to the Company’s power to direct key activities through its majority board representation and its significant economic exposure through its 60% equity interest, it was determined that the Company was the primary beneficiary of Scilex Bio. As a result, the Company consolidated Scilex Bio beginning on the formation date.

The Company further concluded that Scilex Bio did not meet the definition of a business under ASC 805, Business Combinations. Therefore, the transaction was accounted for as an asset acquisition under ASC 805-50. As the shares of Semnur Common Stock were contributed by the Company (the parent) to an entity under common control, they were recorded at their historical carrying value of $0 in the consolidated condensed financial statements. The KDS2010 license rights contributed by IPMC were recorded at 40% of their estimated fair value of $9.4 million for $4.9 million and immediately expensed as in-process research and development (“IPR&D”) in accordance with ASC

730, Research and Development, as the contributed IP had no alternative future use. A current liability of $1.1 million was also recognized for the initial upfront payment due under the licensing arrangement (further discussed below).

Additionally, the Company recorded $1.8 million in additional paid-in capital as a capital contribution. For the three and nine months ended September 30, 2025, net loss from Scilex Bio attributable to the noncontrolling interest was $0.2 million and $1.9 million, respectively.

As of September 30, 2025, Scilex Bio had not commenced revenue-generating operations and remains focused on early-stage development efforts for KDS2010. The Company will reassess its primary beneficiary status and the VIE conclusion for Scilex Bio upon the occurrence of any reconsideration events.

In connection with the formation of Scilex Bio, on April 17, 2025, the entity entered into a license agreement with IPMC and NeuroBioGen Company (“NBG”), under which it obtained exclusive rights to develop and commercialize KDS2010 globally, except for Korea. Under the terms of the agreement, Scilex Bio may be required to make aggregate payments of up to KRW 6.5 trillion (approximately $4.8 billion) to NBG, consisting of an upfront fee of KRW 1.5 billion (approximately $1.1 million), and KRW 68.5 billion (approximately $50.7 million) contingent upon the achievement of specified development, regulatory and commercial milestones. Scilex Bio is also required to pay royalties equal to 5% of net sales of licensed products, payable quarterly until the expiration of the last-to-expire licensed patent. Aggregate payments to NBG are capped at KRW 6.5 trillion (approximately $4.8 billion). As of September 30, 2025, only the first tranche of the upfront fee (KRW 1.5 billion or approximately $1.1 million) had become payable, subject to the satisfaction of certain obligations on the part of NBG, and was recorded as a current liability.

Semnur

On September 22, 2025, the Company’s majority owned subsidiary Semnur completed the Semnur Business Combination Agreement (see Note 5). Semnur is the Company’s majority owned clinical late-stage pharmaceutical company focused on the development and commercialization of SEMDEXA.

The Semnur Business Combination was accounted for as a reverse recapitalization. Because the Company controlled Semnur before the Business Combination and also controls Semnur following the Semnur Business Combination, Denali was treated as the “acquired” company for financial reporting purposes. Accordingly, the Semnur Business Combination was treated as the equivalent of Semnur issuing stock for the net assets of Denali, accompanied by a recapitalization whereby the net assets of Denali will be stated at historical cost and no goodwill or other intangible assets are recorded.

Due to the changes in ownership structure related to the above transactions, the Company reevaluated Semnur under the VIE model in accordance with ASC 810. The Company concluded that Semnur is a VIE because it lacked sufficient equity at risk to finance its activities without additional subordinated support. Due to the Company’s power to direct key activities through its majority board representation and its significant economic exposure, it was determined that the Company was the primary beneficiary of Semnur. As a result, the Company continues to consolidate Semnur and records the interest that the Company does not own as noncontrolling interest in the condensed consolidated financial statements.

The Company’s condensed consolidated balance sheet at September 30, 2025 includes balances for Semnur of $0.1 million for cash and cash equivalents, $0.7 million property and equipment, net, $4.3 million accounts payable, $1.3 million accrued expenses, and $4.5 million note payable.

12. Commitments and Contingencies

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Scilex Pharma made royalty payments in the amount of $2.8 million for each of the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $7.2 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, Scilex Pharma had ending balances of accrued royalty payables of $3.6 million and $2.2 million, respectively. Total royalty expense recorded within cost of revenue was $1.9 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively, and $4.2 million and $6.9 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Investment Agreement

In August 2025, Scilex Bio entered into an Investment Commitment Agreement (the “Investment Agreement”) with PA OPS Investor LLC (“Investor LLC”). Pursuant to the terms of the agreement, the Company committed to providing $2.5 million in future funding, contingent upon Investor LLC successfully identifying and acquiring a target company for investment by December 31, 2025. As of September 30, 2025, no such acquisition had occurred, and no funding has been provided. Accordingly, this commitment is not reflected in the consolidated financial statements, but represents potential future cash outflows.

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

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, we and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, we and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to us to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024, which payment was made on July 8, 2024 and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm; (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). We and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect our claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. The Court requested further briefing on the remedies solely as to the remaining defendant, Mr. Mack. The parties filed further briefing and then presented oral argument on November 15, 2024. The Court’s issued its decision on damages as to Mr. Mack on July 31, 2025, crediting Mr. Mack for settlement amounts previously paid to Plaintiffs by Virpax, on the count for which Mr. Mack was found liable, and assessing costs against Mr. Mack for one-third of Plaintiffs’ attorneys fees. The parties are awaiting the entry of final judgment.

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex and Aveva were subject to an automatic 30-month stay preventing them from selling a generic version of ZTlido during that time, which was extinguished by the U.S. District Court decision described below. Aveva received FDA approval for any generic version of ZTlido on March 25, 2025. The two Apotex entities were dismissed from the litigation without prejudice, as they no longer had an interest in the generic product that Aveva seeks to market. Before trial, Aveva dropped its challenge to the validity and enforceability of the Company’s patents. Trial in the ZTlido Patent Litigation was held from July 8, 2024 to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case was submitted to the U.S. District Court for the Southern District of Florida. On August 26, 2024, that court issued a decision finding that Aveva’s product does not infringe the Company’s ZTlido Patents. The Company is appealing that decision to the U.S. Court of Appeals for the Federal Circuit, and it filed a Notice of Appeal with the U.S. District Court for the Southern District of Florida on September 25, 2024. Briefing has been completed in that appeal. The parties are awaiting the Federal Circuit’s scheduling of oral argument.

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

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of September 30, 2025, the Company’s leases have remaining lease terms of approximately 2.0 years. The terms of the Company’s leases, ranging from 3 to 5 years, include extension options that are not reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the right-of-use (“ROU”) assets or lease liabilities, and are immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of September 30, 2025, the Company has no finance leases.

Lease expense was $0.3 million for each of the three months ended September 30, 2025 and 2024, and $0.8 million for each of the nine months ended September 30, 2025 and 2024 and was primarily comprised of operating lease costs. The lease expense included variable lease costs and sublease income, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(227)	$(278)
Weighted average remaining lease term in years — operating leases	2.0	3.2
Weighted average discount rate — operating leases	11.0%	11.0%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2025 (Remainder of 2025)	$234
2026	944
2027	724
Total lease payments	1,902
Less imputed interest	(188)
Total lease liabilities	1,714
Less current portion of lease liability	796
Lease liability, net of current portion	$918

13. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three and nine months ended September 30, 2025 and 2024 (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Scilex Holding Company	$(257,234)	$(4,388)	$(325,622)	$(66,347)
Deemed dividend for anti-dilution adjustments to Penny Warrants upon Reverse Stock Split	—	—	(43,753)	—
Net loss for basic and diluted loss per share attributable to common stockholders	$(257,234)	$(4,388)	$(369,375)	$(66,347)
Weighted average number of shares outstanding	5,138	3,351	5,100	3,127
Weighted average common stock warrants exercisable for nominal consideration	6,466	4,206	6,489	2,067
Weighted average number of shares, basic and diluted	11,604	7,557	11,588	5,194
Loss per share
Basic and diluted	$(22.17)	$(0.58)	$(31.88)	$(12.77)

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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	September 30,	September 30,
	2025	2024
Stock options	1,000,626	981,519
Retainer Shares	399,999	399,999
Shares issuable under Tranche B Notes	604,239	—
Public Warrants	156,115	156,220
Private Warrants	28,572	28,572
Shares issuable under ESPP	9,561
Shares issuable under the SIPA	8,571	8,571
February 2024 BDO Firm Warrants	108,686	159,068
February 2024 BDO Representative Warrants	13,446	13,446
April 2024 RDO Common Warrants	428,572	428,572
April 2024 RDO Placement Agent Warrants	34,286	34,286
Deposit Warrants	3,250,000	3,250,000
October 2024 Noteholder Warrants	107,142	—
October 2024 Placement Agent Warrants	104,848	—
December 2024 RDO Common Warrants	1,013,122	—
Fee Warrant	—	7,142
StockBlock Warrants	131,472	—
New Tranche B Warrants	500,000	—
September 2025 Warrants	275,000	—
Total	8,174,257	5,467,395

14. Subsequent Events

Equity Line of Credit

On October 30, 2025 the Company and Tumim entered into the Termination Agreement, pursuant to which each of the Original Agreements shall terminate upon payment in full of an aggregate of $2.7 million by the Company to Tumim in lieu of the issuance of the Commitment Shares with $500,000 to be paid on or before each of October 31, 2025 and November 14, 2025 and the remaining $1.7 million to be paid on or before December 15, 2025. The Company made the first two payments on October 31, 2025 and November 13, 2025, respectively.

Datavault License Agreement

On November 3, 2025, the Company entered into a license agreement with Datavault (the “Datavault License Agreement”).

Under the Datavault License Agreement, among other things, Datavault granted the Company a worldwide, exclusive, non-transferable license, with the right to sublicense, under the patents and know-how specified therein to among other things, research, develop, make, have made, use, sell, have sold, offer for sale, import, export, register, market, promote, advertise, commercialize and distribute the Proprietary Materials (as defined in the Datavault License Agreement, including a suite of patents related to Datavault’s data platforms and any products created therefrom within the Target Market (as defined below).

With respect to the foregoing, “Target Market” shall mean industries including biotechnology, biopharmaceutical, genetic, diagnostic, and data-related industries, and any markets relating to the generation, use, storage, analysis, tokenization, and exchange of DNA, genetic, diagnostic, and therapeutic data or materials.

The Datavault License Agreement expires upon the expiry of the patents underlying the Proprietary Materials, at which point the license shall become perpetual, irrevocable, non-exclusive and royalty-free. The Datavault License Agreement is subject to earlier termination if, among other things: (i) either party ceases to exist or becomes insolvent, (ii) either party commits a material breach of the Datavault License Agreement, (iii) the Company fails to make any required payment to Datavault that is not cured within 15 days, or (iv) the Company does not achieve and maintain annual royalty payments to Datavault of a minimum of $1,000,000 after 24 months following the date of the Datavault License Agreement.

As consideration for the license under the Datavault License Agreement, the Company agreed to pay Datavault (a) a non-refundable license fee of $10,000,000, payable in four equal installments of $2,500,000 on or before the last day of each fiscal quarter, beginning on December 31, 2025, (b) subject to achievement of certain net sales for the Licensed Product (as defined therein), up to an aggregate of $2,550,000,000, and (c) a five-percent (5%) royalty on net sales of the Product (as defined therein) during the applicable royalty term under the Datavault License Agreement.

The Datavault License Agreement contains customary reciprocal indemnification obligations for Datavault and the Company and customary representations and warranties.

Sale of Datavault Shares

Subsequent to September 30, 2025, the Company sold 10,224,112 shares of Datavault for aggregate gross proceeds totaling $20.7 million. The Company used $5.7 million to repurchase Bitcoin from Datavault and $15.0 million was used for working capital.

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

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain or sciatica with the second Phase 3 study initiated in September 2025, (ii) SP-103 (lidocaine topical system) 5.4% (“SP-103”), a Phase 2, next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain associated with muscle spasms and for which we have completed a Phase 2 trial in acute low back pain (“LBP”), and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride formulation for treatment of fibromyalgia, for which Phase 1 trials were completed.

SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the first FDA-approved alternative to off-label epidural steroid injections, which are administered over 12 million times annually in the United States. We have completed a pivotal Phase 3 study with final results received in March 2022, which results reflected achievement of primary and secondary endpoints, and initiated the second Phase 3 study in September 2025. SP-103 has also been granted fast track designation by the FDA for LBP. We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. Increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study of ZTlido in patients with neck pain completed in the second half of 2023, which also has shown promising top-line efficacy and safety results. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of chronic neck pain associated with muscle spasms. SP-103 is a triple-strength lidocaine topical system designed to deliver a dose of lidocaine three times higher than any lidocaine topical product that we are aware of, either approved or in development. We are examining SP-103 as a treatment for chronic neck pain associated with muscle spasms, a condition with high unmet need which we expect could affect over 20 million patients in the United States as of 2023. On October 20, 2024, we announced the successful end of a Phase 2 meeting with the FDA and leading to an agreed path forward to a new drug application (“NDA”) for our product candidate, SP-103.

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

Since our inception, we have invested substantial efforts and financial resources into acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate sufficient revenue to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $257.8 million and $4.4 million for the three months ended September 30, 2025 and 2024, and a net loss of $327.9 million and $66.3 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $888.7 million. As of September 30, 2025, we had cash and cash equivalents of approximately $0.9 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

Recent Developments

Semnur Business Combination

On September 22, 2025, the Company, together with Denali, Denali Merger Sub and Legacy Semnur, consummated the Semnur Business Combination. In connection with the Semnur Business Combination, Denali changed its name from Denali Capital Acquisition Corp. to Semnur Pharmaceuticals, Inc. Pursuant to the Semnur Business Combination, the Company acquired all of the issued and outstanding equity interests of Legacy Semnur and Denali.

Semnur’s common stock and warrants were listed on the OTC Markets Group, Inc. on September 23, 2025 under the new ticker symbols “SMNR” and “SMNRW”, respectively.

Digital Assets

On September 23, 2025, as part of our cryptocurrency acquisition and treasury strategy, we entered into a securities agreement with Biconomy PTE Ltd (“Biconomy”), pursuant to which we sold to Biconomy an aggregate of 12,500,000 Semnur Common Shares held by us for proceeds of $200.0 million in Bitcoin.

Overview of the Cryptocurrency Industry and Market

Cryptocurrency refers to digital assets that are issued by and transmitted through an open-source protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. These networks host public transaction ledgers, known as blockchains, on which cryptocurrency holdings and all validated transactions that have ever taken place on the cryptocurrency’s network are recorded. Balances of cryptocurrency are stored in individual “wallet” functions, which associate network public addresses with one or more “private keys” that control the transfer of the cryptocurrency. The blockchain can be updated without any single entity owning or operating the network.

There are numerous digital assets and many entities, including consortia and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. Other alternative digital assets include “stablecoins,” which are designed to maintain a peg to a reference price because of their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s central bank digital currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States and the European Union have been discussing the potential creation of new CBDCs.

Cryptocurrency Industry Participants

The primary cryptocurrency industry participants are miners, investors and traders, digital asset exchanges and service providers, including custodians, brokers, payment processors, wallet providers and financial institutions.

Miners. Miners range from cryptocurrency enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine cryptocurrency blocks.

Investors and Traders. Cryptocurrency investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell cryptocurrency or cryptocurrency-based derivatives. On January 10, 2024, the SEC issued an order approving several applications for the listing and trading of shares of spot bitcoin exchange-traded products (“ETPs”) on U.S. national securities exchanges. While the SEC had previously approved exchange-traded funds where the underlying assets were bitcoin futures contracts, this order represents the first time the SEC has approved the listing and trading of ETPs that acquire, hold and sell cryptocurrency directly. ETPs can be bought and sold on a stock exchange like traditional stocks, and provide investors with another means of gaining economic exposure to cryptocurrency through traditional brokerage accounts.

Digital Asset Exchanges. Digital asset exchanges provide trading venues for purchases and sales of cryptocurrency in exchange for fiat or other digital assets. Cryptocurrency can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on cryptocurrency trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for cryptocurrency also exist. The value of a cryptocurrency within the market is determined, in part, by the supply of and demand for the cryptocurrency in the global cryptocurrency market, market expectations for the adoption of the cryptocurrency as a store of value, the number of merchants that accept the cryptocurrency as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Service providers. Service providers offer a multitude of services to other participants in the cryptocurrency industry, including custodial and trade execution services, commercial and retail payment processing, loans secured by cryptocurrency collateral, and financial advisory services. If adoption of a cryptocurrency network continues to materially increase, we anticipate that service providers may expand the currently available range of services and that additional parties will enter the service sector for such cryptocurrency network.

Government Regulation of Cryptocurrency

The laws and regulations applicable to cryptocurrency and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (the “CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of cryptocurrency, the markets for cryptocurrency in general, and our activities in particular, our business and our cryptocurrency acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our cryptocurrency strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including bitcoin, fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws, and the approval of the spot bitcoin ETPs support this view. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, because transactions in cryptocurrency provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of cryptocurrency and cryptocurrency platforms, and there is the possibility that law enforcement agencies could close cryptocurrency platforms or other cryptocurrency-related infrastructure with little or no notice and prevent users from accessing or retrieving cryptocurrency held via such platforms or infrastructure. For example, in her January 2021 nomination hearing before the Senate Finance Committee, Treasury Secretary Janet Yellen noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. The Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

As noted above, activities involving cryptocurrency and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On March 9, 2022, former President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. CBDC. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In particular, on July 17, 2025, the Digital Asset Market Clarity Act (the “CLARITY Act”) was passed by the U.S. House of Representatives with bipartisan support and will now be delivered to the Senate for consideration. The CLARITY Act provides a regulatory framework for digital assets by clarifying the roles of the SEC and CFTC in oversight of various digital assets and transactions in digital assets. The CLARITY Act defines several categories of digital assets: digital commodities and permitted payment stablecoins, which would be subject to the jurisdiction of the CFTC, and excluded digital commodities, such as securities, which would be subject to the jurisdiction of the SEC.

Our Treasury Strategy

The Company plans to adopt a treasury strategy as soon as reasonably practicable and, in any event, during the fourth quarter of 2025, under which the principal holding in its treasury reserve on the balance sheet will be allocated to cryptocurrency, and specifically a long-term strategy of holding Ethereum, bitcoin, BNB, Doge and/or other blockchain-linked cryptocurrencies. Additionally, we intend to monitor ongoing developments in the regulatory environment around cryptocurrencies, including pending federal legislation, and may modify or expand our treasury strategy to the extent we determine compliant with federal rules and regulations and not giving rise to a requirement that the Company register as an investment company under the Investment Company Act of 1940 (the “1940 Act”). Although we believe that Ethereum, bitcoin, BNB, Doge, and/or other blockchain-linked cryptocurrencies in which we have invested or may invest are based on proven blockchain technology and supported by established infrastructure pertaining to custody and transacting in such cryptocurrencies, our cryptocurrency treasury strategy will be subject to the risks described in the section of this Form 10-Q titled “Risk Factors” under the heading “Risks Related to Cryptocurrency”.

Our Decision to Adopt a Cryptocurrency Treasury Strategy

Our Board of Directors and senior management have been examining potential uses of cash, including acquisitions of cryptocurrency. After studying various alternatives, we decided that investing in cryptocurrency is currently a better use of our cash. Cryptocurrency, which are digital assets that are issued by and transmitted through an open source protocol, collectively maintained by a peer-to-peer network of decentralized user nodes, will be our principal treasury holding on an ongoing basis, subject to market conditions and our anticipated cash needs. Specifically, we expect that a significant amount of the holdings in our treasury reserve will consist of Ethereum, bitcoin, BNB, Doge, and/or other cryptocurrencies that are intrinsically linked to a blockchain system, and the value of which is derived from or is reasonably expected to be derived from the use of the blockchain system. As we embark on our new acquisition strategy, our Board intends to proactively evaluate our use of cash, ensuring we maintain adequate working capital.

Other than acquiring cryptocurrency with our liquid assets that exceed working capital requirements, our cryptocurrency treasury strategy may also involve issuing debt or equity securities or engaging in other capital raising transactions with the objective of using a significant portion of the proceeds to purchase cryptocurrency from time to time, subject to market conditions. We view cryptocurrency potentially as a core holding and expect to accumulate cryptocurrency following this offering. We have not set any specific target for the amount of cryptocurrency we seek to hold, although under the treasury strategy we intend to adopt we will maintain a significant amount of our holdings as Ethereum, bitcoin, BNB, Doge, and/or other blockchain-linked cryptocurrencies. We will continue to monitor market conditions in determining whether to engage in financings to purchase additional cryptocurrency. This overall strategy also contemplates that we may (i) periodically sell cryptocurrency for general corporate purposes, including to generate cash for treasury management (which may include debt repayment or the repurchase of our securities, if appropriate at such time), for acquisitions, or for strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our cryptocurrency holdings, and (iii) pursue strategies to create income streams or otherwise generate funds using our cryptocurrency holdings. Although we intend to refine and formally adopt a treasury strategy as soon as practicable, at this time, we do not have a specific policy governing the percentage of our treasury holdings that will be any particular cryptocurrency, as the Company is in the process of establishing an cryptocurrency advisory board that it expects to provide valuable insight and contribute to the development of such strategy.

Cryptocurrency Advisory Board

We intend to establish a cryptocurrency advisory board to assist in developing and managing our cryptocurrency treasury strategy. This advisory board is expected to be comprised of members of our Board of Directors who have relevant experience as well as independent experts in the cryptocurrency space.

Asset Manager

We intend to engage a third-party asset manager to execute the day-to-day management of our cryptocurrency holdings, in accordance with our treasury strategy and subject to the oversight of our cryptocurrency advisory board.

Custody

Our cryptocurrency will be held offline in cold storage with one or more third-party providers. Digital assets like cryptocurrency depend on private keys to retrieve and transfer funds.

We plan to hold our cryptocurrency in custody accounts at either a U.S.-based, institutional-grade custodian that has demonstrated a record of regulatory compliance and information security or offshore third party managed custody accounts, which the Company will control. As we further execute on our strategy, we may expand our holdings to multiple similar custodians. However, as of the date of this prospectus, we have not yet entered into a custodial arrangement with any such custodian. In the event that we are not able to enter into such a custodial arrangement prior to or shortly following the consummation of the offering, the development and implementation of our treasury strategy would be delayed, which could cause a material adverse effect on our business, prospects, and market price of our listed securities. If we are not able to enter into a custodial agreement prior to or shortly following the consummation of the offering, we will maintain the net proceeds from this offering that we intend to use to purchase cryptocurrency as cash deposits or cash management instruments, such as U.S. government securities or money market mutual funds until such time that we enter into a custodial arrangement for our cryptocurrency holdings.

Accounting

Cryptocurrency accounting guidance has been evolving. According to the American Institute of Certified Public Accountants’ “Accounting for and auditing of Digital Assets practice aid,” bitcoin and certain other cryptocurrency would satisfy the definition of an indefinite-lived intangible asset and would be accounted for under ASC 350, Intangibles - Goodwill and Other issued by Financial Accounting Standards Board, or FASB. Under these guidelines, bitcoin and other cryptocurrency holdings would be accounted for initially at cost and subject to impairment losses if their fair value fell below carrying value. In December 2023, the FASB issued Accounting Standards Update No. 2023-08, Accounting for and Disclosure of Crypto Assets (ASU 2023-08), which revised cryptocurrency accounting treatment. Under this new guidance, the valuation of cryptocurrency is to be measured based on fair value.

Hedging Strategy

We have not adopted a hedging strategy with respect to cryptocurrency. However, we may from time to time engage in hedging strategies as part of our treasury management operations if deemed appropriate.

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

We expect that our selling, general and administrative expenses will vary year-over-year in the future as we adapt our commercial strategies to changes in the business environment. We also expect to incur increased expenses as a result of Semnur operating as a standalone public company, including expenses related to compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on a national securities exchange, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to adjust the size of our administrative, finance and legal functions to adapt to the changes above and the anticipated growth of our business.

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

Gain on Equity Investments

Gain on equity investments consists of unrealized gain on our investment in Datavault, that had appreciated in value. See Note 4 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Gain on Digital Assets

Gain on digital assets consists of unrealized gain on our digital assets held during the period. See Note 4 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2025 consists of interest on the balances due for government and commercial rebate programs and interest related to the deferred consideration for GLOPERBA license acquired from RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”) in 2022. Government rebate programs include state Medicaid drug rebate programs and commercial rebate programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates for access to and position on that provider’s patient drug formulary. Interest expense, net for the three months ended September 30, 2024 consists of interest related to the loans in an aggregate principal amount of up to $30.0 million (the “Revolving Facility”) made available by eCapital Healthcare Corp. pursuant to a Credit and Security Agreement (the “eCapital Credit Agreement”) that Scilex Pharmaceuticals Inc., our wholly owned subsidiary (“Scilex Pharma”), entered into on June 27, 2023.

(Gain) Loss on Foreign Currency Exchange

(Gain) Loss on foreign currency exchange relates to foreign exchange (gain) loss on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Changes
Statements of Operations Data:
Net revenue	$10,560	$14,436	$(3,876)
Net operating costs and expenses:
Cost of revenue	3,329	3,768	(439)
Research and development	3,899	2,349	1,550
Selling, general and administrative	188,824	29,734	159,090
Intangible amortization	1,020	1,002	18
Legal settlements	—	(2,500)	2,500
Total net operating costs and expenses	197,072	34,353	162,719
Loss from operations	(186,512)	(19,917)	(166,595)
Other expense, net:
(Gain) loss on derivative liability	58,357	(18,108)	76,465
Change in fair value of debt and liability instruments	22,031	1,957	20,074
Loss on debt extinguishment, net	1,103	—	1,103
Interest expense, net	2,798	576	2,222
Loss on foreign currency exchange	2	46	(44)
Unrealized gain on investments	(8,282)	—	(8,282)
Unrealized gain on digital assets	(4,702)	—	(4,702)
Total other income	71,307	(15,529)	86,836
Loss before income taxes	(257,819)	(4,388)	(253,431)
Income tax expense	1	—	1
Net loss	$(257,820)	$(4,388)	$(253,432)

Comparison of the Three Months Ended September 30, 2025 and 2024

Net Revenue

The following table summarizes net revenue by product for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
ZTlido
Net Revenue	$9,578	$13,359	$(3,781)
ELYXYB
Net Revenue	968	1,044	(76)
GLOPERBA
Net Revenue	14	33	(19)
Total Net Revenue	$10,560	$14,436	$(3,876)

Net revenue for the three months ended September 30, 2025 and 2024 was $10.6 million and $14.4 million, respectively. The decrease of $3.8 million was primarily related to a $3.8 million decrease in net product sales of ZTlido and a $0.1 million decrease in net product sales of ELYXYB. The decrease in net sales for our commercial products were mainly driven by a decrease in sales demand.

Cost of Revenue

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
ZTlido
Cost of Revenue	$1,325	$1,402	$(77)
Cost of Revenue - Royalties	1,859	2,225	(366)
Other Cost of Revenue	9	12	(3)
Total ZTlido	3,193	3,639	(446)
ELYXYB
Cost of Revenue	57	45	12
Cost of Revenue - Royalties	77	83	(6)
Total ELYXYB	134	128	6
GLOPERBA
Cost of Revenue	2	1	1
Total GLOPERBA	2	1	1
Total Cost of Revenue	$3,329	$3,768	$(439)

Cost of revenue for the three months ended September 30, 2025 and 2024 was $3.3 million and $3.8 million, respectively. Cost of revenue for ZTlido decreased by $0.4 million, primarily driven by a decrease in gross product sales due to a decrease in sales demand.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
SP-102
Contracted R&D	$949	$82	$867
Personnel	159	149	10
Other	35	14	21
Total SP-102	1,143	245	898
SP-103
Contracted R&D	1,230	1,160	70
Personnel	341	205	136
Other	55	41	14
Total SP-103	1,626	1,406	220
SP-104
Contracted R&D	5	3	2
Personnel	25	(2)	27
Other	8	(30)	38
Total SP-104	38	(29)	67
GLOPERBA
Contracted R&D	35	94	(59)
Personnel	40	132	(92)
Other	18	32	(14)
Total GLOPERBA	93	258	(165)
ELYXYB
Contracted R&D	71	160	(89)
Personnel	352	263	89
Other	48	46	2
Total ELYXYB	471	469	2
R&D Discovery Project
Contracted R&D	—	—	—
Personnel	16	—	16
Other	512	—	512
Total R&D Discovery Project	528	—	528
Total Research and Development Expenses	$3,899	$2,349	$1,550

Research and development expenses for the three months ended September 30, 2025 and 2024 were $3.9 million and $2.3 million, respectively. The increase was primarily attributed to higher development cost related to SP-102 and additional expenses related to KDS2010 to Scilex Bio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2025 and 2024 were $188.8 million and $29.7 million, respectively. The increase of approximately $159.1 million was primarily due to a $140.0 million increase related to issuance costs for reverse recapitalization with Denali, a $24.5 million increase in advisory and financing expenses, a $1.8 million increase related to issuance costs for September 2025 Warrants, a $3.0 million increase in expense related to the shares of Common Stock issuable to Tumim Stone Capital, LLC (“Tumim”) in connection with the Company’s equity line of credit with Tumim and a $2.5 million decrease in other expenses, partially offset by a $5.3 million decrease in rebate expenses related to future shipments of the Additional Product (as defined in the Satisfaction Agreement) under the Satisfaction Agreement, a $1.4 million decrease in legal fees, a $1.7 million decrease in travel expenses, a $1.4 million decrease in marketing expenses, a $1.4 million decrease in personnel expense, a $1.2 million decrease in allowances for expected credit losses on accounts receivable, and a $0.3 million decrease in insurance costs in the three months ended September 30, 2025.

Intangible Amortization Expense

Intangible amortization expense for each of the three months ended September 30, 2025 and 2024 was $1.0 million.

Legal Settlements

Legal settlements for the three months ended September 30, 2025 and 2024 were nil and $2.5 million, respectively. The $2.5 million in legal settlements was attributed to payments received from the litigation settlement that was entered into during the first quarter of 2024. The terms of the settlement are confidential. See Note 12 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Loss (gain) on Derivative Liability

Loss on derivative liability for the three months ended September 30, 2025 and 2024 was $58.4 million and $18.1 million, respectively. The loss recognized during the three months ended September 30, 2025 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants, the New Tranche B Warrants and the September 2025 Warrants (each as defined below), primarily driven by the significant impact of the change in stock price and improvement in credit risk. The gain recognized during the three months ended September 30, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants and the April 2024 RDO Common Warrants.

Gain on Equity Investments

Gain on equity investments for the three months ended September 30, 2025 and 2024 was $8.3 million and nil, respectively. The gain recognized during the three months ended September 30, 2025 was attributed to the unrealized gain on Datavault investment that had appreciated in value.

Gain on Digital Assets

Gain on digital assets for the three months ended September 30, 2025 and 2024 was $4.7 million and nil, respectively. The gain recognized during the three months ended September 30, 2025 was attributed to the unrealized gain on digital assets held, which had appreciated in value.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the three months ended September 30, 2025 and 2024 was $22.0 million and $2.0 million, respectively. The loss recognized during the three months ended September 30, 2025 was attributed to losses of $6.4 million for the Oramed Note, $8.6 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, $0.9 million for the purchased revenue liability pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement and $6.2 million in change in fair value of the Tranche B Notes. The loss recognized during the three months ended September 30, 2024 was attributed to the Oramed Note and the FSF Deposit. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $27.4 million remained outstanding as of September 30, 2025. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million, and was satisfied in November 2024 by the delivery of the Additional Product to Endeavor. The Tranche B Notes were issued in October 2024 in the principal amount of $50.0 million, of which the principal amount of $20.8 million remained outstanding as of September 30, 2025.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2025 and 2024 was $2.8 million and $0.6 million, respectively. Interest expense of $2.8 million for the three months ended September 30, 2025 primarily consists of the interest on the balances due for government and commercial rebate programs. Interest expense of $0.6 million for the three months ended September 30, 2024 consists of the interest related to the Revolving Facility.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following tables summarize our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Changes
Statements of Operations Data:
Net revenue	$25,460	$41,690	$(16,230)
Net operating costs and expenses:
Cost of revenue	7,985	11,998	(4,013)
Research and development	12,542	7,461	5,081
Selling, general and administrative	236,725	83,610	153,115
Intangible amortization	3,030	3,030	—
Legal settlements	95	(9,391)	9,486
Total net operating costs and expenses	260,377	96,708	163,669
Loss from operations	(234,917)	(55,018)	(179,899)
Other expense, net:
(Gain) loss on derivative liability	60,323	(2,367)	62,690
Change in fair value of debt and liability instruments	36,511	11,961	24,550
Loss on debt extinguishment, net	1,103	—	1,103
Interest expense, net	7,961	1,678	6,283
Loss on foreign currency exchange	97	57	40
Unrealized gain on investments	(8,282)	—	(8,282)
Unrealized gain on digital assets	(4,702)	—	(4,702)
Total other expense, net	93,011	11,329	81,682
Loss before income taxes	(327,928)	(66,347)	(261,581)
Income tax expense	20	—	20
Net loss	$(327,948)	$(66,347)	$(261,601)

Comparison of the Nine Months Ended September 30, 2025 and 2024

Net Revenue

The following table summarizes net revenue by product for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
ZTlido
Net Revenue	$22,618	$38,171	$(15,553)
ELYXYB
Net Revenue	2,719	2,885	(166)
GLOPERBA
Net Revenue	123	634	(511)
Total Net Revenue	$25,460	$41,690	$(16,230)

Net revenue for the nine months ended September 30, 2025 and 2024 was $25.5 million and $41.7 million, respectively. The decrease of $16.2 million consists of a $15.6 million decrease in net product sales of ZTlido, a $0.2 million decrease in net product sales of ELYXYB and a $0.5 million decrease in net product sales for GLOPERBA. The decrease in net sales of ZTlido was driven by a decrease in gross sales by approximately 23% due to a decrease in the sales volume, partially offset by a standard industry annual price increase effective January 1, 2025.

Cost of Revenue

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
ZTlido
Cost of Revenue	$3,400	$4,640	$(1,240)
Cost of Revenue - Royalties	4,172	6,949	(2,777)
Other Cost of Revenue	35	35	-
Total ZTlido	7,607	11,624	(4,017)
ELYXYB
Cost of Revenue	151	124	27
Cost of Revenue - Royalties	218	231	(13)
Total ELYXYB	369	355	14
GLOPERBA
Cost of Revenue	9	19	(10)
Total GLOPERBA	9	19	(10)
Total Cost of Revenue	$7,985	$11,998	$(4,013)

Cost of revenue for the nine months ended September 30, 2025 and 2024 was $8.0 million and $12.0 million, respectively. Cost of revenue for ZTlido decreased by $4.0 million, primarily driven by a decrease in gross product sales by approximately 23%.

Research and Development Expenses

The following table summarizes research and development expenses by project for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
SP-102
Contracted R&D	$1,126	$1,032	$94
Personnel	628	410	218
Other	78	43	35
Total SP-102	1,832	1,485	347
SP-103
Contracted R&D	1,759	1,829	(70)
Personnel	874	933	(59)
Other	159	139	20
Total SP-103	2,792	2,901	(109)
SP-104
Contracted R&D	(42)	25	(67)
Personnel	90	217	(127)
Other	31	(4)	35
Total SP-104	79	238	(159)
GLOPERBA
Contracted R&D	304	385	(81)
Personnel	420	603	(183)
Other	636	86	550
Total GLOPERBA	1,360	1,074	286
ELYXYB
Contracted R&D	270	636	(366)

Personnel	865	765	100
Other	235	362	(127)
Total ELYXYB	1,370	1,763	(393)
R&D Discovery Project
Contracted R&D	67	—	67
Personnel	163	—	163
Other	4,879	—	4,879
Total R&D Discovery Project	5,109	—	5,109
Total Research and Development Expenses	$12,542	$7,461	$5,081

Research and development expenses for the nine months ended September 30, 2025 and 2024 were $12.5 million and $7.5 million, respectively. The increase was primarily attributed to additional expenses related to KDS2010 to Scilex Bio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 and 2024 were $236.7 million and $83.6 million, respectively. The increase of approximately $153.1 million was primarily due to a $140.0 million increase related to issuance costs for reverse recapitalization with Denali, a $23.7 million increase in advisory and financing expenses, a $3.4 million increase in contracted services, a $1.8 million increase related to issuance costs for September 2025 Warrants, a $3.0 million increase in expense related to the shares of Common Stock issuable to Tumim in connection with the Company’s equity line of credit with Tumim and a $1.1 million increase in other expenses, partially offset by a $5.5 million decrease in rebate expenses primarily related to future shipments of the Additional Product (as defined in the Satisfaction Agreement) under the Satisfaction Agreement, a $4.8 million decrease in marketing expenses, a $4.7 million decrease in personnel expense, a $2.9 million decrease in travel expenses, a $1.2 million decrease in allowances for expected credit losses on accounts receivable, a $0.7 million decrease in insurance costs and a $0.1 million increase in legal fees in the nine months ended September 30, 2025.

Intangible Amortization Expense

Intangible amortization expense for each of the nine months ended September 30, 2025 and 2024 was $3.0 million.

Legal Settlements

Legal settlements for the nine months ended September 30, 2025 and 2024 were $0.1 million and $9.4 million, respectively. The $9.3 million change was attributed to payments received in the amount of $9.4 million from litigation settlements that were entered into during the first quarter of 2024, offset by $0.1 million payments made for a litigation settlement that was entered into during the second quarter of 2025, the terms of which are confidential. See Note 12 titled “Commitments and Contingencies” to our consolidated financial statements in our Annual Report on Form 10-K and Note 11 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Loss (gain) on Derivative Liability

Loss (gain) on derivative liability for the nine months ended September 30, 2025 and 2024 was $60.3 million and $2.4 million, respectively. The loss recognized during the nine months ended September 30, 2025 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants, the New Tranche B Warrants and September 2025 Warrants (each as defined below), primarily driven by the significant impact of the change in stock price and improvement in credit risk. The gain recognized during the nine months ended September 30, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants and the April 2024 RDO Common Warrants.

Gain on Equity Investments

Gain on equity investments for the nine months ended September 30, 2025 and 2024 was $8.3 million and nil, respectively. The gain recognized during the nine months ended September 30, 2025 and 2024 was attributed to the unrealized gain on Datavault investment that had appreciated in value.

Gain on Digital Assets

Gain on digital assets for the nine months ended September 30, 2025 and 2024 was $4.7 million and nil, respectively. The gain recognized during the nine months ended September 30, 2025 and 2024 was attributed to the unrealized gain on digital assets held, that had appreciated in value.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the nine months ended September 30, 2025 and 2024 was $36.5 million and $12.0 million, respectively. The loss recognized during the nine months ended September 30, 2025 was attributed to losses of $12.7 million for the Oramed Note, $9.9 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, $1.0 million for the purchased revenue liability pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement and $12.9 million in change in fair value of the Tranche B Notes. The loss recognized during the nine months ended September 30, 2024 was attributed to the Convertible Debentures, the Oramed Note and the FSF Deposit. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million, which were fully repaid during the first quarter of 2024. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $27.4 million remained outstanding as of September 30, 2025. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million, and was satisfied in November 2024 by the delivery of the Additional Product to Endeavor. The Tranche B Notes were issued in October 2024 in the principal amount of $50.0 million, of which the principal amount of $22.0 million remained outstanding as of September 30, 2025.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2025 and 2024 was $8.0 million and $1.7 million, respectively. Interest expense of $8.0 million for the nine months ended September 30, 2025 primarily consists of the interest on the balances due for government and commercial rebate programs. Interest expense of $1.7 million for the nine months ended September 30, 2024 consists of the interest related to the Revolving Facility.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of approximately $0.9 million.

We have indebtedness pursuant to the Oramed Note and Tranche B Notes as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. The following table summarizes the aggregate indebtedness of these issuances as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Oramed Note (outstanding principal balance: $26.0 million and $25.0 million as of September 30, 2025 and December 31, 2024, respectively)	$24,863	$12,161
Tranche B Notes (outstanding principal balance: $22.0 million and $38.0 million as of September 30, 2025 and December 31, 2024, respectively)	20,810	23,560
Promissory notes	4,479	—
Purchased Revenue Liability	15,800	6,800
Deferred Consideration with Romeg	2,556	2,895
Total indebtedness	$68,508	$45,416

Oramed Note

As of September 30, 2025, the fair value of the Oramed Note outstanding was $24.9 million pursuant to the Scilex-Oramed SPA (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Tranche B Notes

As of September 30, 2025, the fair value of the Tranche B Notes outstanding was $20.8 million pursuant to the Tranche B Securities Purchase Agreement (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Purchased Revenue Liability

As of September 30, 2025, the fair value of the purchased revenue liability was $15.8 million pursuant to the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement (see Note 7 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Deferred Consideration

As of September 30, 2025, we have $2.6 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

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

During the nine months ended September 30, 2025 and 2024, Scilex Pharma made royalty payments in the amount of $4.6 million and $7.2 million, respectively. As of September 30, 2025 and December 31, 2024, Scilex Pharma had ending balances of accrued royalty payables of $3.6 million and $2.2 million, respectively, which were recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the nine months ended September 30, 2025 and 2024, we made royalty payments in the amount of $0.2 million and $0.1 million, respectively. As of each of September 30, 2025 and December 31, 2024, we had ending balances of accrued royalty payables of $0.1 million, which were recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets.

In June 2022, we entered into the license and commercialization agreement with Romeg, which agreement was subsequently amended in January 2025 (such agreement, as amended, the “Romeg License Agreement”), to acquire certain rights to GLOPERBA and the exclusive license to use the trademark “GLOPERBA®”. As consideration for the license under the Romeg License Agreement, we are obligated to make royalty payments on net sales of GLOPERBA that range from low single digit to mid-single digit percentages based on annual net sales. During each of the nine months ended September 30, 2025 and 2024, we made royalty payments in the amount of $0.5 million.

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

At-the-Market Sales Agreement

On December 22, 2023, we entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by us effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, we were able to offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the “ATM Shares”), through or to the Sales Agents as part of the Offering. We had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and may suspend offers at any time. The ATM Shares offered and sold in the Offering were issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares were offered by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents were entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We also agreed to reimburse the Sales Agents for certain expenses and have agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). During the nine months ended September 30, 2025, no sales of Common Stock had been made under the ATM sales Agreement. During the nine months ended September 30, 2024, we sold 2,637 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $0.1 million.

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

Purchase Agreement

In July 2025, we entered into a common stock purchase agreement (the “Tumim Purchase Agreement”) and a related registration rights agreement (the “Tumim Registration Rights Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Tumim Purchase Agreement, we have the right but not the obligation, to sell, from time to time, to Tumim up to $100.0 million in aggregate gross purchase price of shares of Common Stock in our sole discretion, subject to certain conditions and limitations, during the term of 24 months. Through September 30, 2025, there were no sales of shares of Common Stock under the Tumim Purchase Agreement.

In connection with the Tumim Purchase Agreement, we incurred an obligation to issue 150,000 shares of Common Stock (“Commitment Shares Obligation”) to Tumim. The Commitment Shares Obligation was determined to be an equity-linked contract and met all the conditions for equity classification. We recognized an amount of $3.0 million in expense and in accrued expenses.

During the three months ended September 30, 2025, there were no sales of shares of Common Stock under the Tumim Purchase Agreement.

Warrant Exercise Agreement

On September 30, 2025, we entered to a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders of the December 2024 RDO Common Warrants, pursuant to which, among other things, such holders exercised the December 2024 RDO Common Warrants to purchase 179,236 shares and deferred, for a deferral fee of $7.72 per share being exercised, their right to receive an amortization payment scheduled to be paid by us on October 1, 2025 as set forth in the amortization schedule included in the Tranche B Notes in exchange for our agreement to issue new warrants to purchase an aggregate of 275,000 shares of Common Stock (the “September 2025 Warrants”) at an exercise price of $20.00 per share.

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

In addition to the liquidity provided by revenue generating products and the issuance of the Common Stock under the February 2024 BDO Underwriting Agreement, the April 2024 RDO Purchase Agreement, the Tranche B Securities Purchase Agreement and the December 2024 RDO Purchase Agreement, as of September 30, 2025, we would receive up to an aggregate of approximately $74.4 million from the exercise of the private placement warrants we assumed from Vickers in November 2022 in connection with the Scilex Business Combination (the “Private Warrants”) and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”) (at an exercise price of $402.50 per whole share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. However, our ability to generate proceeds will depend on the market price of our Common Stock. If the price of our Common Stock remains below $402.50 per whole share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. Similarly, to the extent any of the February 2024 Firm Warrants, February 2024 BDO Representative Warrants, April 2024 RDO Common Warrants, October 2024 Placement Agent Warrants, warrant to purchase up to an aggregate of 3,250,000 shares of the Common Stock pursuant to that certain Commitment Side Letter dated June 11, 2024 (the “Deposit Warrant”), October 2024 Noteholder Warrants, October 2024 Placement Agent Warrants, December 2024 RDO Common Warrants and StockBlock Warrants are exercised (and assuming that the market price of our Common Stock exceeds the exercise price of such warrants), we will receive additional proceeds.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash Flow Data:
Net cash proceeds from operating activities	$21,287	$16,815
Net cash used for investing activities	(700)	(2,480)
Net cash used for financing activities	(22,981)	(10,948)
Net change in cash, cash equivalents and restricted cash	$(2,394)	$3,387

Cash Flows from Operating Activities

For the nine months ended September 30, 2025, net cash proceeds from operating activities were approximately $21.3 million, attributable to the changes in operating assets and liabilities that provided $98.3 million of cash and other non-cash reconciling items of $250.9 million related to transaction costs expensed related to Semnur Bussiness Combination, stock-based compensation, change in fair value of debt and liability instruments, change in fair value of equity investments, change in fair value of digital assets and equity investments, financing costs, depreciation and amortization and non-cash operating lease cost and change on fair value of derivative liabilities, partially offset by our net loss of $327.9 million.

For the nine months ended September 30, 2024, net cash proceeds from operating activities were approximately $16.8 million, attributable to the changes in operating assets and liabilities that provided $54.9 million of cash and other non-cash reconciling items of $28.3 million related to stock-based compensation, change in fair value of debt and liability instruments, allocated expense for warrant issuance cost, depreciation and amortization and non-cash operating lease cost, gain on derivative liabilities, partially offset by our net loss of $66.3 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, net cash used for investing activities was approximately $0.7 million and was related to the $0.2 million purchase of Gloperba Ex-U.S. rights, in-process research and development assets and $0.5 million related to payments of deferred consideration for the Romeg intangible asset acquisition under the Romeg License Agreement.

For the nine months ended September 30, 2024, net cash used for investing activities was approximately $2.5 million and is primarily related to the $2.0 million related to the purchase of Denali ordinary shares and $0.5 million related to payments of deferred consideration for the Romeg intangible asset acquisition under the Romeg License Agreement.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, net cash used for financing activities was approximately $23.0 million and was primarily related to a $16.0 million repayment of borrowings under the Tranche B Notes, a $13.0 million cash consideration paid in connection with Penny Warrants repurchase, a $2.4 million payment under the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement, a $1.0 million payment of transaction costs in connection with the share repurchase, and a $0.9 million payment of excise tax on the share repurchase, partially offset by $10.3 million proceeds received from exercise of December 2024 RDO Warrants and Public Warrants.

For the nine months ended September 30, 2024, net cash used for financing activities was approximately $10.9 million and was primarily related to $93.4 million in gross proceeds from the Revolving Facility, $25.0 million in gross proceeds from issuance of shares under the February 2024 BDO and April 2024 RDO, $10.0 million in proceeds from receiving the FSF Deposit, $0.2 million in proceeds from the Standby Equity Purchase Agreements and $0.9 million in proceeds from the exercise of stock options and warrants and ESPP, offset by the $137.3 million repayment of borrowings under the Revolving Facility, Oramed Note, and Convertible Debentures, the $2.8 million payment of transaction costs related to the February 2024 BDO and April 2024 RDO and $0.3 million cash consideration paid in connection with the repurchase of certain portion of the SPAC Warrants.

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

There have been no material changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in the Annual Report on Form 10-K, except for the accounting treatment for the cryptocurrency assets and noncontrolling interests as discussed in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the nine months ended September 30, 2025 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the caption “Litigation” in Note 12 “Commitments and Contingencies” of the Notes accompanying the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Since our inception, we have incurred significant net losses, with net losses of $72.8 million and $114.3 million for the years ended December 31, 2024 and 2023, respectively. For the nine months ended September 30, 2025 and 2024, we had net losses of $327.9 million and $66.3 million, respectively. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $888.7 million and $563.1 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

On October 8, 2024 (the “Issuance Date”), we issued and sold in a registered offering to certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Tranche B Investors, the “Tranche B

Noteholders”) senior secured convertible notes in the aggregate principal amount of $50,000,000 (the “Tranche B Notes”), which notes are convertible into shares of Common Stock, pursuant to the Tranche B Securities Purchase Agreement. In consideration for Tranche B Notes issued to Oramed, the outstanding principal balance of the Oramed Note was reduced by $22,500,000, and additional principal payments of an aggregate amount of $15,000,000 were made in November and December 2024. As of September 30, 2025, the outstanding principal amount, as well as the accrued interest and fees, of the Oramed Note was $27,353,065, with the remaining amount due on March 21, 2025, which maturity date was extended to December 31, 2025 pursuant to an amendment letter we entered into with Oramed, dated as of January 21, 2025. Additionally, if we effect the Warrant Repurchase and have paid the Option Payment Amount and the Warrant Repurchase Amount in full, in accordance with the terms of the Option Agreement, then the maturity date of the Oramed Note shall be extended to March 31, 2026 and any make-whole payment due thereunder upon prepayment shall be waived. On September 30, 2025 we completed the repurchase of the first tranche of Penny Warrants (as defined below) pursuant to the Option Agreement.

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

The Oramed Note and the Tranche B Notes contain certain customary events of default, including, without limitation, a cross-default to other specified indebtedness or any other indebtedness involving an obligation of a certain amount, a failure in payment of principal, as well as any bankruptcy, insolvency or reorganization event. The Oramed Note also contains additional events of default with respect to certain events relating to our obligations under that certain registration rights agreement, dated as of September 21, 2023, between us and Oramed and relating to (i) the warrants to purchase up to an aggregate of 13,000,000 shares of Common Stock, with an exercise price of $0.01 per share (the “Penny Warrants”), that we issued to Oramed pursuant to the Scilex-Oramed SPA (of which 6,500,000 Penny Warrants were previously exercised, and/or (ii) the shares of Common Stock underlying the Penny Warrants, in each case as more fully set forth in the Oramed Note. On July 22, 2025, we entered into the Option Agreement with Oramed, pursuant to which we have the option to repurchase the remaining 6,500,000 Penny Warrants for an aggregate warrant purchase price of $27 million. As of the date of this Quarterly Report on Form 10-Q, we have partially exercised the option under the Option Agreement, purchasing 3,130,000 Penny Warrants on September 30, 2025, and continue to hold the option to repurchase the remaining 3,370,000 Penny Warrants.

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

As of September 30, 2025, our cash and cash equivalents were approximately $0.9 million and we had an accumulated deficit of $888.7 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of $888.7 million as of September 30, 2025 and approximately $563.1 million as of December 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the Product Development Agreement and the Commercial Supply Agreement, dated as of February 16, 2017, by and among Scilex Pharma, Oishi and Itochu (the “Commercial Supply Agreement”), we license the rights to ZTlido from, and rely exclusively on, Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of September 30, 2025, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of September 30, 2025, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

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

As of September 30, 2025, we had 30 full-time employees, which reflects the transition of our sales force to a third-party agency (see Note 12 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information). We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

There is no assurance that the Semnur Business Combination will actually maximize the value of Legacy Semnur and/or the SP-102 asset for us or our stockholders.

As previously announced, our Board authorized our management to explore ways in which to maximize the value of Semnur Pharmaceuticals, Inc., then a majority-owned subsidiary of our company (“Legacy Semnur”), and SP-102 (SEMDEXA™), the product candidate held by Legacy Semnur, for us and our stockholders, including by way of conducting a spin-off, merger, dividend, reclassification or other similar transaction.

On August 30, 2024, Legacy Semnur entered into an agreement and plan of merger (as may be amended or restated from time to time in accordance with its terms, including by Amendment No. 1 thereto, dated as of April 16, 2025, and Amendment No.2 thereto, dated as of July 22, 2025, the “Semnur Business Combination Agreement”) with Denali Capital Acquisition Corp. (“Denali”) and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”), in connection with a business combination (the “Semnur Business Combination”). The Semnur Business Combination was completed on September 22, 2025, pursuant to the Semnur Business Combination Agreement, and Denali Merger Sub merged with and into Legacy Semnur, the separate corporate existence of Denali Merger Sub ceased and Legacy Semnur became the surviving corporation and a wholly owned subsidiary of Denali. In connection with the consummation of the Semnur Business Combination, Denali changed its name to “Semnur Pharmaceuticals, Inc.” (“Semnur”).

There is no assurance the Semnur Business Combination will actually maximize the value of Legacy Semnur and/or the SP-102 asset for us or our stockholders. In addition, we remain liable for significant transaction costs, including legal, accounting and financial advisory fees.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Scilex Business Combination) to November 10, 2025, our closing stock price ranged from $3.99 to $518.00. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

As of September 30, 2025, we have 6,958,204 outstanding SPAC Warrants (as defined below), which are currently exercisable for an aggregate of up to 198,807 shares of our Common Stock (on a post-Reverse Stock Split basis) in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $402.50 per whole share (on a post-Reverse Stock Split basis). “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that, following the Scilex Business Combination and the Reverse Stock Split, entitle the holder of each whole warrant to purchase 1/35th of a share of Common Stock at a price of $402.50 per whole share (the “Public Warrants”), and (ii) the 6,840,000 warrants (which are currently exercisable for an aggregate of up to 195,429 shares of Common Stock, on a post-Reverse Stock Split basis) sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 (which are currently exercisable for an aggregate of up to 78,172 shares of Common Stock) were subsequently forfeited and 3,104,000 (which are currently exercisable for an aggregate of up to 88,686 shares of

Common Stock, on a post-Reverse Stock Split basis) were transferred to Sorrento, in each case in connection with the Scilex Business Combination) (the “Private Warrants”).

As of September 30, 2025, and taking into account our repurchase of 3,130,000 Penny Warrants pursuant to the Option Agreement, (i) outstanding Penny Warrants to purchase an aggregate of 3,370,000 shares of our Common Stock are exercisable under the terms thereof (subject to the restrictions on exercise under the Option Agreement), the exercise price of which is $0.01 per share (though such warrants are subject to the Warrant Repurchase by us pursuant to the Option Agreement), (ii) 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock, the exercise price of which is $59.50 per share; (iii) 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of Common Stock, the exercise price of which is $74.38 per share; (iv) 3,250,000 Deposit Warrant, which is currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock, the exercise price of which is $1.20 per share, (v) 15,000,000 April 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock, the exercise price of which is $38.50 per share and (vi) 1,200,000 April 2024 RDO Placement Agent Warrants, which are currently exercisable for an aggregate of up to 34,286 shares of Common Stock, the exercise price of which is $43.75 per share.

On October 8, 2024, we issued the October 2024 Noteholder Warrants (as defined below) to purchase an aggregate of 214,284 shares of Common Stock. On the same date, we also issued the October 2024 Placement Agent Warrants (as defined below) to purchase an aggregate of 104,848 shares of Common Stock, which became exercisable 180 days following the date of issuance. The current exercise price of both the October 2024 Noteholder Warrants and the October 2024 Placement Agent Warrants is $36.40 per share. On July 22, 2025, we entered into the Warrant Exchange Agreements with the Tranche B Investors, pursuant to which the October 2024 Noteholder Warrants to purchase up to 107,142 shares of Common Stock were surrendered in exchange for the New Tranche B Warrants. Oramed waived its right to participate in the exchange.

On December 13, 2024, we issued the December 2024 RDO Pre-Funded Warrants (as defined below) to purchase an aggregate of 68,604 shares of Common Stock, which have been fully exercised as of the date of this Quarterly Report on Form 10-Q. On the same date, we also issued the December 2024 RDO Common Warrants (as defined below) to purchase an aggregate of 1,642,871 shares of Common Stock and the StockBlock Warrants (as defined below) to purchase an aggregate of 131,472 shares of Common Stock, which became exercisable 180 days following the date of issuance. The exercise price of both the December 2024 RDO Common Warrants and the StockBlock Warrants is $22.72 per share and $25.81 per share, respectively. On September 30, 2025, we entered to the Warrant Exercise Agreement with certain holders of the December 2024 RDO Common Warrants, pursuant to which, among other things, December 2024 RDO Common Warrants to purchase 179,236 shares were exercised and we issued such exercising holders new warrants (the “September 2025 Warrants”) to purchase an aggregate of 275,000 shares of Common Stock at an exercise price of $20.00 per share.

To the extent the SPAC Warrants, the Penny Warrants, the February 2024 BDO Firm Warrants, the February 2024 BDO Representative Warrants, the Deposit Warrant, the Fee Warrant (as defined in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025), the April 2024 RDO Common Warrants, the April 2024 RDO Placement Agent Warrants, the October 2024 Noteholder Warrants, the October 2024 Placement Agent Warrants, the December 2024 RDO Common Warrants, the StockBlock Warrants, the New Tranche B Warrants and the September 2025 Warrants (collectively, the “Warrants”) are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See below risk factor, “The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the-money and may also expire worthless.”

The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the-money and may also expire worthless.

As of September 30, 2025, the exercise price for our SPAC Warrants is $402.50 per whole share of Common Stock. On November 10, 2025, the closing price of our Common Stock on the Nasdaq Capital Market was $18.35. If the price of our shares of Common Stock remains below $402.50 per whole share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

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

In addition, as noted above, on November 10, 2025, the closing price of our Common Stock on the Nasdaq Capital Market was $18.35, making almost all of the Warrants out-of-the-money. If the price of our shares of Common Stock remains below the exercise prices of such other warrants, we believe the holders of such warrants will be unlikely to cash exercise such warrants, resulting in little or no cash proceeds to us. There is no guarantee that such out-of-the-money warrants will be in the money prior to their expiration and, as such, may expire worthless.

Risks Related to Cryptocurrency

Our cryptocurrency treasury strategy has not been implemented or tested.

Our cryptocurrency acquisition and treasury strategy has not been tested. Although we believe cryptocurrency has the potential to serve as a hedge against inflation in the long term, the short-term price of cryptocurrency as an asset class declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our cryptocurrency acquisition strategy or actions we undertake to implement it. If cryptocurrency prices were to decrease or our cryptocurrency acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our common stock would be materially adversely impacted.

Absent federal regulations, there is a possibility that certain cryptocurrencies may be classified as “securities” or be determined to be offered and sold as a “security.” Any such classification of a cryptocurrency would subject us to additional regulation and could materially impact the operation of our business.

Cryptocurrency refers to digital assets that are issued by and transmitted through an open-source protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. We believe that cryptocurrencies intrinsically linked to a blockchain system, and the value of which is derived from or is reasonably expected to be derived from the use of the blockchain system, such as bitcoin, are not securities, but neither the SEC nor any other U.S. federal or state regulator has formally taken such a position. Despite the Trump Administration’s Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective “protecting and promoting the ability of individual citizens and private sector entities alike to access and to maintain self-custody of digital assets,” cryptocurrency has not yet been classified with respect to U.S. federal securities laws, although, as of the date of this prospectus, the CLARITY Act is under consideration by the U.S. Senate following its passage by the House of Representatives and would provide greater certainty around the characterization of cryptocurrencies in which we intend to invest. Therefore, while (for the reasons discussed below) we believe that bitcoin, Ethereum and other cryptocurrencies intrinsically linked to a blockchain system are digital commodities and not “securities” within the meaning of the U.S. federal securities laws, and registration of the Company as an investment company under the 1940 Act, is therefore not required under the applicable securities laws, we acknowledge that, in the absence of applicable legislation, a regulatory body or federal court may determine otherwise. Therefore, our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that cryptocurrency is a “security,” which would require us to register as an investment company under the 1940 Act.

Additionally, the characterization of trading in cryptocurrencies as the offer and sale of securities could present an additional regulatory risk in respect of application of the Securities Act, and Exchange Act. Pursuant to the Securities Act, offers and sales of securities must be registered with the SEC or exempt from such registration. If cryptocurrency trading were deemed to be the offer and sale of securities, requiring registration with the SEC or an applicable exemption from such requirement, platforms on which cryptocurrencies may be purchased or sold may not be operating in compliance with applicable laws and regulations and be forced to curtail or cease operations, in which case our cryptocurrency treasury strategy would be materially and adversely affected.

As part of our analysis of U.S. federal securities law, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. We have also reviewed the pending CLARITY Act’s characterization of digital assets as digital commodities or stablecoins, and otherwise as securities or other non-digital commodity instruments. Our belief that bitcoin, Ethereum and other blockchain-linked cryptocurrencies in which we intend to invest are not “securities” and are not offered and sold as such is premised, among other reasons, on our belief that such cryptocurrencies do not meet the elements of the Howey test. For instance, ownership of bitcoin, Ethereum and other blockchain-linked cryptocurrencies do not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view in the absence of applicable clarifying legislation. The regulatory treatment of cryptocurrency is such that it has drawn significant attention from legislative and regulatory bodies, in particular the SEC which has previously stated it deemed cryptocurrency a security. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that cryptocurrency, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if cryptocurrency was determined to be a security or offered and sold as a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of cryptocurrencies we hold and adversely affect our business.

The emergence or growth of digital assets other than cryptocurrencies we may hold could have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortia and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets. For example, some cryptocurrency networks utilize proof-of-work mining. Others use a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. If the mechanisms for validating transactions in alternative digital assets are perceived as superior to the mechanisms used by the digital assets in which we invest, those digital assets could gain market share.

Other alternative digital assets could include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s Central Bank Digital Currency (“CBDC”) project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have discussed the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of cryptocurrencies we hold to decrease, which could have a material adverse effect on our business, financial condition and results of operations.

If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.

Historically, we have been focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. However, we anticipate that we will begin focusing on pursuing opportunities to expand our portfolio into coins, digital assets and cryptocurrency. With respect to Section 3(a)(1)(A) of the 1940 Act, following this offering, a significant portion of the proceeds of the offering will be used to acquire cryptocurrency, which may be an amount in excess of 40% of our total assets. Since we believe cryptocurrency is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

Cryptocurrency and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the 1940 Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the 1940 Act, which would increase the percentage of securities held by us for 1940 Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the 1940 Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the 1940 Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act-including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons-likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, including the corresponding risk of enforcement actions against us, which could adversely affect our business, financial condition, and results of operations.

As cryptocurrency and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of cryptocurrency. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency.

In June 2023, the SEC filed complaints against Binance Holdings Ltd. (“Binance”) and Coinbase, Inc. (“Coinbase”), and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency and seeking to shut down the exchanges. In November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, also alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency, and seeking to shut down the exchange.

In 2025, the SEC dismissed its civil enforcement actions against several major crypto asset trading platforms, including Coinbase, Kraken, and Binance, which had been alleged to have been operating as unregistered securities exchanges, brokers, dealers, and clearing agencies, among other claims. While these dismissals may signal a shift in regulatory approach or enforcement priorities, there remains significant uncertainty regarding the application of federal securities laws to crypto assets, including bitcoin, and the trading of such assets. Future regulatory actions, changes in interpretation, or new legislation could adversely affect our ability to hold, acquire, or utilize bitcoin and other cryptocurrencies, and could materially impact our business, financial condition, and results of operations.

If cryptocurrency is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of cryptocurrency and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a cryptocurrency treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Changes in the accounting treatment of cryptocurrency holdings could have significant accounting impacts, including increasing the volatility of our results.

In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope cryptocurrency assets at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our cryptocurrency in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our cryptocurrency holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Due in particular to the volatility in the price of cryptocurrencies, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our cryptocurrency on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Changes in our ownership of cryptocurrency could have accounting, regulatory and other impacts, as well. While we currently intend to primarily own cryptocurrency directly, we may investigate other potential approaches to owning cryptocurrencies, including indirect ownership (for example, through ownership interests in a fund that owns cryptocurrencies and deemed ownership via ownership of cryptocurrency derivative assets). If we were to own all or a portion of our cryptocurrencies in a different manner, the accounting treatment for our cryptocurrencies, our ability to use our cryptocurrencies as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of cryptocurrencies may force us to liquidate our holdings to use it as collateral, which could be negatively impacted by any disruptions in the cryptocurrency market, and if liquidated, the value of the collateral would not reflect potential gains in market value of our cryptocurrency.

Our management will rely upon the advice of an asset manager through an asset management agreement to assist in executing a narrowly focused investment strategy, which may not yield the desired return.

We intend to hire a third-party asset manager, to execute the day-to-day management of our cryptocurrency holdings. Our management and cryptocurrency experts will have broad discretion in the management and oversight of our cryptocurrency treasury policy and application of the net proceeds from any future offering by the Company and could execute an investment strategy or spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline.

Cryptocurrency price volatility may materially depress asset valuations, necessitating substantial cash reserves or liquidity buffers to maintain operational resilience. These risks are compounded by the lack of comprehensive regulation governing cryptocurrency trading platforms, which face material exposure to fraud, market manipulation, security breaches, and operational failures that could materially and adversely affect the value of our cryptocurrency holdings.

Our cryptocurrency treasury strategy could materially and adversely affect our business, financial condition and results of operations, primarily due to the inherent price volatility of cryptocurrency and the impact of accounting standards. Cryptocurrencies can be highly susceptible to sharp price swings, which can significantly impact our financial statements, especially under mark-to-market accounting. To mitigate these risks, companies holding significant amounts of cryptocurrencies must maintain substantial capital reserves to absorb potential declines in asset value without compromising their overall financial health. This heightened need for liquidity reflects the increased risk associated with holding cryptocurrencies and underscores the importance of robust risk management strategies when navigating the uncertainties of the digital asset market.

Digital asset trading platforms handling cryptocurrencies and particularly small-cap cryptocurrencies are relatively new and often operate without the oversight typical of regulated securities or commodities markets. Many platforms, particularly those based outside the United States, are subject to limited or inconsistent regulatory standards and often do not provide transparent information about their ownership, management, or compliance practices. This lack of oversight increases the risk of fraudulent activities such as artificial trading volume, wash trading, and market manipulation-issues that have been documented in unregulated cryptocurrency markets and could similarly affect cryptocurrency trading. Reports have indicated that a significant portion of trading volume on unregulated digital asset trading platforms may be artificially inflated or non-economic in nature.

Manipulative behavior on cryptocurrency exchanges can distort market prices and lead to unexpected losses for investors. As a result, reduced market confidence in these platforms could negatively impact the liquidity and value of cryptocurrencies. We may hold substantial amounts of cryptocurrencies and must be vigilant about these risks, as trading activity that is not reflective of genuine market interest can lead to volatility and potential losses.

The operational integrity of digital asset trading platforms is another critical risk factor. Many of these platforms may lack robust security measures, making them vulnerable to hacking, fraud, and other operational problems. As we may hold large quantities of cryptocurrencies, we must consider the risk of security breaches, which could materially and adversely affect our business, financial condition and results of operations.

We may use a significant portion of the net proceeds from any one or more future offering by the Company to purchase additional cryptocurrency, the price of which has been, and will likely continue to be, highly volatile.

We may use a significant portion of the net proceeds from any one or more future offering by the Company to purchase additional bitcoin, Ethereum, BNB, Doge, and/or other blockchain-linked cryptocurrencies in accordance with our treasury strategy. Cryptocurrency is a highly volatile asset. Cryptocurrency does not pay interest, but if management determines to stake the cryptocurrency tokens in treasury, rewards can be earned on cryptocurrency. The ability to generate a return on investment from the net proceeds from any offering by the Company will depend on whether there is appreciation in the value of Ethereum, bitcoin, BNB, Doge, and other blockchain-linked cryptocurrencies following our purchases of such cryptocurrency with the net proceeds from any future offering by the Company and whether the Company is successful in pursuing other strategies to create income streams or otherwise generate funds using its cryptocurrency holdings. Future fluctuations in Ethereum’s, bitcoin’s, BNB’s, Doge’s, and other blockchain-linked cryptocurrencies’ trading prices may result in our converting cryptocurrency purchased with the net proceeds from any offering into cash with a value substantially below the net proceeds from such an offering.

Cryptocurrency and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of various cryptocurrencies. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Asset Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and cryptocurrency specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of cryptocurrency and in turn adversely affect the market price of our common stock. Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Cryptocurrency holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by significant volatility in price; limited liquidity and trading volumes compared to sovereign currencies markets; relative anonymity; a developing regulatory landscape; potential susceptibility to market abuse and manipulation; compliance and internal control failures at exchanges; and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our cryptocurrency at favorable prices or at all. Further, cryptocurrency which we hold with our custodians does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If we are unable to sell our cryptocurrency, enter into additional capital raising transactions using cryptocurrency as collateral, or otherwise generate funds using our cryptocurrency holdings, or if we are forced to sell our cryptocurrency at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Cryptocurrencies do not pay interest or dividends.

Cryptocurrencies do not pay interest or other returns and we will only generate cash from our cryptocurrency holdings if we sell our cryptocurrency or implement strategies to create income streams or otherwise generate cash by using our cryptocurrency holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our cryptocurrency holdings, and any such strategies may subject us to additional risks.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our cryptocurrency treasury strategy, our use of leverage, the manner in which our cryptocurrency is intended to be custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our cryptocurrency holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding cryptocurrency. See “Use of Proceeds.”

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our cryptocurrency, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our cryptocurrency and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to cryptocurrency. Blockchain-based cryptocurrencies and the entities that provide services to participants in the cryptocurrency ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021, it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•
a partial or total loss of our cryptocurrency in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our cryptocurrency;
•
harm to our reputation and brand;
•
improper disclosure of data and violations of applicable data privacy and other laws; or
•
significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader cryptocurrency ecosystem or in the use of the cryptocurrency network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to cryptocurrency, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine, Israel-Hamas and Israel-Iran conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the cryptocurrency industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We will face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations.

Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches, and fundamental technical issues. Both networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s mining hash rate, a scenario commonly referred to as a 51% attack. In such an event, the attacker could double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful 51% attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of cryptocurrency assets.

Additionally, forks, or splits in the underlying protocol, may occur when participants fail to reach consensus on proposed upgrades or changes. Forks can lead to the creation of duplicate networks, confusion among market participants, dilution of the original network’s value, and disruption of the network’s operations. Hard forks, in particular, can materially and adversely impact the perceived stability and value of digital assets, leading to reduced demand and price declines.

Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of the cryptocurrency blockchains, resulting in a substantial loss of value.

The success and growth of cryptocurrency assets depend significantly on their continued security, stability, and scalability. Any technical failures, consensus breakdowns, governance disputes, or regulatory interventions that diminish confidence in the networks or impair their functionality could lead to a material decline in their market prices, which could materially and adversely impact our business, financial condition and results of operations. A sustained or significant decrease in the price or liquidity of cryptocurrencies, whether due to 51% attacks, forks, hacks, network disruptions, or other adverse events, could negatively impact our business, financial condition, and results of operations. Furthermore, even the perception that any of these events could occur may lead to significant market volatility and price declines, adversely affecting our business, financial condition and results of operations.

Our custodially-held cryptocurrencies may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

Initially, we plan to hold all of our cryptocurrency in custody accounts at either a U.S.-based, institutional-grade custodian that has demonstrated a record of regulatory compliance and information security or offshore third party managed custody accounts, which the Company will control. As we further execute on our strategy, we may expand our holdings to multiple similar custodians.

If our custodially-held cryptocurrencies are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such cryptocurrencies and this may ultimately result in the loss of the value related to some or all of such assets. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, and the filing and subsequent settlement of a civil fraud lawsuit have highlighted the counterparty risks applicable to owning and transacting in digital assets. These bankruptcies, closures, liquidations and other events have likely negatively impacted the adoption rate and use of cryptocurrencies. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of cryptocurrencies, limit the availability to us of financing collateralized by such assets, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our cryptocurrencies. Even if we are able to prevent our cryptocurrencies from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our cryptocurrencies held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our listed securities.

Our strategy contemplates that we may seek to generate premium income by selling call options related to cryptocurrencies and, as such, we may be subject to counterparty risk.

Our cryptocurrency treasury strategy contemplates that we may pursue strategies to create income streams or otherwise generate funds using our cryptocurrency holdings (for example, generating premium income by selling call options related to cryptocurrencies). Options are bi-lateral agreements that expose the Company to counterparty risk. A counterparty (the other party to a transaction or an agreement) to a transaction with the Company may be unable or unwilling to make timely payments, or otherwise honor its obligations. Further, there is a risk that no suitable counterparties will be willing to enter into, or continue to enter into, option contracts with the Company and, as a result, the Company may not be able to achieve its investment objectives.

We intend to pursue an income generating strategy whereby we sell call options and do not intend to enter into put option contracts or to purchase call options. To the extent that we expand our option trading strategy, we would be subject to additional potential counterparty risks. If the counterparty or its affiliate to a transaction involving put options or the Company buying call options becomes insolvent, bankrupt or defaults on its payment obligations to the Company, the value of an investment held by the Company may decline. Additionally, if any collateral posted by the counterparty for the benefit of the Company is insufficient or there are delays in the Company’s ability to access such collateral, the Company may not be able to achieve its investment objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended September 30, 2025.

We did not repurchase any shares or other units of any class of our equity securities registered under Section 12 of the Exchange Act during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

4.18	Form of September 2025 Warrant (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 1, 2025).

10.1#

Common Stock Purchase Agreement, dated as of July 22, 2025, by and between the Company and Tumim Stone Capital, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.2#

Registration Rights Agreement, dated as of July 22, 2025, by and between the Company and Tumim Stone Capital, LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

Exhibit Number	Description

10.3#

Warrant Exchange Agreement, dated as of July 22, 2025, by and between the Company and Nomis Bay Ltd (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.4#

Warrant Exchange Agreement, dated as of July 22, 2025, by and between the Company and BPY Limited (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.5#

Warrant Exchange Agreement, dated as of July 22, 2025, by and between the Company and 3i LP (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.6^

Option Agreement for the Repurchase of Warrants, dated July 22, 2025, by and between Scilex Holding Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.7#

Securities Purchase Agreement, dated September 23, 2025, by and among Scilex Holding Company, Scilex, Inc., Semnur Pharmaceuticals and Biconomy PTE.LTD (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2025).

10.8#

Securities Purchase Agreement, dated September 25, 2025, by and between Scilex Holding Company and Datavault AI Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2025).

10.9#

Warrant Exercise Agreement, dated as of September 30, 2025, by and among the Company, BYP Limited and Nomis Bay Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 1, 2025).

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

November 14, 2025	Scilex Holding Company

	By:	/s/ Henry Ji
Henry Ji Chief Executive Officer and President (Principal Executive Officer)

November 14, 2025

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)