Form 10-K
period 2025-12-31
Scilex Holding Co
filed 2026-04-10
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Based upon the closing sale price of the registrant’s common stock on June 30, 2025 (the last trading day of the registrant’s second fiscal quarter of 2025), as reported on the Nasdaq Capital Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32.4 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of April 2, 2026, the registrant had 8,491,267 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SCILEX HOLDING COMPANY

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2025

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
•
The impact of future regulatory, judicial and legislative changes in our industry;
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
•
Our ability to obtain and maintain intellectual property protection and avoid infringing on the rights of others;
•
Our ability to execute our business plans and strategy;
•
Our ability to prevent, respond to, and recover from a cybersecurity incident;
•
The effect of any geopolitical conflicts or new or increased international tariffs, including mitigation efforts and economic; effects, on our business operations, including but not limited to our clinical studies and clinical trials;
•
The effect of global economic and political developments;
•
Regulatory developments related to crypto assets and crypto asset markets;
•
A determination that we are an investment company under the Investment Company Act of 1940 (the “1940 Act”);
•
Our ability to successfully adopt and execute our new cryptocurrency treasury strategy;
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

We have adopted a cryptocurrency treasury strategy in which we intend to invest in bitcoin, Ethereum and other blockchain-linked cryptocurrencies. We intend to accumulate such cryptocurrencies as a long-term treasury asset. Our goal is to acquire and grow our overall cryptocurrency position and utilize professional treasury strategies to both increase our cryptocurrency holdings, while driving revenue via a range of staking and related yield-generating activities. In the future, we plan to evaluate additional cryptocurrency holdings and transactions, including but not limited to strategic investments and/or acquisitions of operating companies that we view as aligned with our cryptocurrency treasury strategy. For more information, please see the section titled “Business — Our Treasury Strategy.”

Overview of Our Products

We launched our first commercial product, ZTlido® (lidocaine topical system) 1.8% in October 2018. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. ZTlido is a single-layer, drug-in-adhesive topical delivery system comprised of an adhesive material containing 36 mg lidocaine, which is applied to a pliable nonwoven cloth backing and covered with a polyethylene terephthalate film release liner. ZTlido is commercially manufactured for us by Oishi Koseido Co., Ltd. (“Oishi”) in Japan. We license the rights to ZTlido from and rely exclusively on Oishi and Itochu Chemical Frontier Corporation (“Itochu”) pursuant to the Product Development Agreement (the “Product Development Agreement”) dated as of May 11, 2011, by and among Scilex Pharmaceuticals Inc., our wholly owned subsidiary (“Scilex Pharma”), Oishi and Itochu, and the Commercial Supply Agreement (the “Commercial Supply Agreement”), dated as of February 16, 2017, by and among Scilex Pharma, Oishi and Itochu. We have exclusive worldwide rights to Oishi’s proprietary formulation and manufacturing technologies except with respect to Japan. In 2025, there were more than 206 million prescription lidocaine patches sold in the United States, according to Symphony Healthcare.

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

Overview of Our Product Candidates

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

In April 2025, Scilex Bio, Inc. (“Scilex Bio”), our subsidiary, signed an agreement with NeuroBiogen Company (“NBG”) to grant Scilex Bio an exclusive worldwide license to the franchise KDS2010 drug candidate to develop and commercialize in metabolic diseases (including obesity and type 2 diabetes) and neurodegenerative diseases, including Alzheimer’s, Parkinson’s and other CNS diseases. The lead program in the proposed joint venture is an oral tablet product candidate that is currently in Phase 2 trials in obesity and Alzheimer’s disease indications.

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

Our Commercial Strategy

Our vision is to become the leading pain management company delivering novel non-opioid and non-addictive treatments to provide safe, effective and durable relief of multiple pain conditions. To accomplish this, the principal elements of our strategy are the following:

•
Maximize the commercial potential of ZTlido®. We have assembled an integrated commercial organization using a dedicated sales force and sales management team, marketing and managed care capabilities to support continued uptake of ZTlido. We leverage a sales force of over 30 people, targeting over 3,500 primary care physicians, pain specialists, neurologists, and palliative care physicians who we believe treat the majority of PHN patients. Additionally, we are utilizing direct-to-patient marketing strategies to expand awareness and utilization of ZTlido. Our managed healthcare account executives have extensive experience in negotiating contracts and have already achieved significant uptake by adding ZTlido to key formularies such as CVS Caremark/Aetna Commercial, Cigna Healthcare (commercial and Medicare plans), Express Scripts (commercial), United Healthcare Commercial, Optum Rx Select Commercial, Anthem Blue Cross Blue Shield (“BCBS”), BCBS Louisiana and Kansas, Lifetime/Excellus BCBS, MedImpact, CareFirst, Elixir Commercial and Medicaid in California, Florida, Idaho, and North Dakota.
•
Commercialize and successfully continue launch of ELYXYB® for migraine in the U.S. We will utilize our current commercial infrastructure comprised of our sales, marketing and managed health care functions to promote ELYXYB for acute migraine to healthcare providers (“HCPs”) in the market. There is a good degree of overlap between the current Scilex sales force HCP targets and HCPs who prescribe medications for acute migraine, allowing for efficient dual promotion of ELYXYB and ZTlido. The principal elements of the ELYXYB strategy are the following:
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

•
Develop and commercialize SEMDEXATM as a novel epidural injection for the first approved treatment of sciatica. We are developing SEMDEXA to address the limitations associated with the available corticosteroid epidural injectable products that are used off label. Many of these products contain potentially neurotoxic preservatives and particulates and are administered over 12 million times annually despite a warning on the label of serious neurologic complications, including loss of vision, stroke, paralysis and death. These products carry warnings required by the FDA that the safety and efficacy of epidural administration has not been established. SEMDEXA has received fast track designation from the FDA and, if approved, could become the first FDA-approved epidural steroid product with long-term patent protection, which we also believe would create significant barriers to entry. Although such designation has been granted, it may not lead to a faster development or regulatory review process, and such designation does not increase the likelihood that SEMDEXA will receive marketing approval. Due to the novelty of our formulation as well as the associated patents and trade secrets, future potential competitors could be required to conduct extensive preclinical studies and costly comparative clinical trials. A full 6-month data analysis was completed in February 2022, and we have completed a pivotal Phase 3 study with final results received in March 2022, which results reflect achievement of primary and secondary endpoints. We have extensive clinical and pre-clinical data (including those from multiple Phase 2 clinical trials) with the novel viscous gel formulation of SP-102, and we initiated the second Phase 3 study in September 2025.

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

Our Treasury Strategy

The Company plans to continue to adopt treasury strategy during the year 2026, under which the principal holding in its treasury reserve on the balance sheet will be allocated to cryptocurrency, and specifically a long-term strategy of holding Ethereum, bitcoin, BNB, Doge and/or other blockchain-linked cryptocurrencies. Additionally, we intend to monitor ongoing developments in the regulatory environment around cryptocurrencies, including pending federal legislation, and may modify or expand our treasury strategy to the extent we determine compliant with federal rules and regulations and not giving rise to a requirement that the Company register as an investment company under the Investment Company Act of 1940 (the “1940 Act”). Although we believe that Ethereum, bitcoin, BNB, Doge, and/or other blockchain-linked cryptocurrencies in which we have invested or may invest are based on proven blockchain technology and supported by established infrastructure pertaining to custody and transacting in such cryptocurrencies, our cryptocurrency treasury strategy will be subject to the risks described in the section of this Form 10-K titled “Risk Factors” under the heading “Risks Related to Cryptocurrency.”

Our Decision to Adopt a Cryptocurrency Treasury Strategy

Our Board of Directors and senior management have been examining potential uses of cash, including acquisitions of cryptocurrency. After studying various alternatives, we decided that investing in cryptocurrency is currently a better use of our cash. Cryptocurrency, which is digital assets that are issued by and transmitted through an open-source protocol, collectively maintained by a peer-to-peer network of decentralized user nodes, will be our principal treasury holding on an ongoing basis, subject to market conditions and our anticipated cash needs. Specifically, we expect that a significant amount of the holdings in our treasury reserve will consist of Ethereum, bitcoin, BNB, Doge, and/or other cryptocurrencies that are intrinsically linked to a blockchain system, and the value of which is derived from or is reasonably expected to be derived from the use of the blockchain system. As we embark on our new acquisition strategy, our Board intends to proactively evaluate our use of cash, ensuring we maintain adequate working capital.

Other than acquiring cryptocurrency with our liquid assets that exceed working capital requirements, our cryptocurrency treasury strategy may also involve issuing debt or equity securities or engaging in other capital raising transactions with the objective of using a significant portion of the proceeds to purchase cryptocurrency from time to time, subject to market conditions. We view cryptocurrency potentially as a core holding and expect to accumulate cryptocurrency following this offering. We have not set any specific target for the amount of cryptocurrency we seek to hold, although under the treasury strategy we intend to adopt we will maintain a significant amount of our holdings as Ethereum, bitcoin, BNB, Doge, and/or other blockchain-linked cryptocurrencies. We will continue to monitor market conditions in determining whether to engage in financings to purchase additional cryptocurrency. This overall strategy also contemplates that we may (i) periodically sell cryptocurrency for general corporate purposes, including to generate cash for treasury management (which may include debt repayment or the repurchase of our securities, if appropriate at such time), for acquisitions, or for strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our cryptocurrency holdings, and (iii) pursue strategies to create income streams or otherwise generate funds using our cryptocurrency holdings. Although we intend to refine and formally adopt a treasury strategy as soon as practicable, at this time, we do not have a specific policy governing the percentage of our treasury holdings that will be any particular cryptocurrency, as the Company is in the process of establishing a cryptocurrency advisory board that it expects to provide valuable insight and contribute to the development of such strategy.

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

We plan to hold our cryptocurrency in custody accounts at either a U.S.-based, institutional-grade custodian that has demonstrated a record of regulatory compliance and information security or offshore third party managed custody accounts, which the Company will control. As we further execute on our strategy, we may expand our holdings to multiple similar custodians. However, as of the date of this Annual Report on Form 10-K, we have not yet entered into a custodial arrangement with any such custodian. In the event that we are not able to enter into such a custodial arrangement prior to or shortly following the consummation of the relevant transaction, the development and implementation of our treasury strategy would be delayed, which could cause a material adverse effect on our business, prospects, and market price of our listed securities. If we are not able to enter into a custodial agreement prior to or shortly following the consummation of the relevant transaction, we will maintain the net proceeds from this transaction that we intend to use to purchase cryptocurrency as cash deposits or cash management instruments, such as U.S. government securities or money market mutual funds until such time that we enter into a custodial arrangement for our cryptocurrency holdings.

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

Our management team is led by our Chief Executive Officer, President, and Chairperson, Henry Ji, Ph.D, who has over 25 years of global biopharmaceutical and biotechnology experience.

Henry Ji has over 25 years of experience in the biotechnology and life sciences industry success in leading product development and commercializing innovative therapies and creating companies, with documented success in development and commercialization of some of today’s most recognized pharmaceutical brands. Mr. Ji co-founded Sorrento Therapeutics, Inc. and has served as a director since 2006, as its CEO and President since September 2012, and as Chairman of its board of directors since 2017. Mr. Ji also founded Vivasor Inc. and has served as CEO and President, and as Chairman of its board of directors since 2024. During his tenure at Sorrento, he has engineered and led a phenomenal growth of Sorrento through acquisition and mergers including Bioserv, Scilex Pharmaceuticals, Concortis Biotherapeutics, Levena Biopharma, LACEL, TNK Therapeutics, Virttu Biologics, Ark Animal Health and Sofusa Lymphatic Delivery Systems. Mr. Ji has served as Sorrento's Chief Scientific Officer from November 2008 to September 2012 and as its Interim CEO from April 2011 to September 2012. Prior to Sorrento, Mr. Ji founded BioVintage, Inc., a research and development company focusing on innovative life sciences technology and product development, and has served as its President since 2002. From 2001 to 2002, Mr. Ji served as Vice President of CombiMatrix Corporation, a publicly-traded biotechnology company that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics and nanotechnology. During his tenure at CombiMatrix Corporation, Mr. Ji was responsible for strategic technology alliances with biopharmaceutical companies. From 1999 to 2001, Mr. Ji served as Director of Business Development, and in 2001 as Vice President of Stratagene Corporation (later acquired by Agilent Technologies, Inc.) where he was responsible for novel technology and product licensing and development. In 1997, Mr. Ji co-founded Stratagene Genomics, Inc., a wholly owned subsidiary of Stratagene Corporation, and served as its President and Chief Executive Officer from its founding until 1999. Mr. Ji previously served as a director of Celularity

Inc. (Nasdaq: CELU) from June 2017 to July 2021. Mr. Ji is the holder of several issued and pending patents in the life science research field and is the sole inventor of Sorrento’s intellectual property. Mr. Ji has a Ph.D. in Animal Physiology from the University of Minnesota and a B.S. in Biochemistry from Fudan University. Mr. Ji has demonstrated significant leadership skills as President and Chief Executive Officer of Stratagene Genomics, Inc. and Vice President of CombiMatrix Corporation and Stratagene Corporation. Mr. Ji has served as the President and CEO of Semnur Pharmaceuticals as well as Executive Chairperson and a member of our Board since September 22, 2023, and previously served as our Executive Chairperson and a member of our Board from November 2022 to August 2023. Prior to that, he served as Legacy Scilex’s Executive Chairperson and a board member from March 2019 to November 2022. Mr. Ji has served on the board of directors of Scilex Pharmaceuticals Inc., our wholly owned subsidiary (“Scilex Pharma”), since November 2016, and he served as the Chief Executive Officer of Scilex Pharma from November 2016 to March 2019. Mr. Ji has served as Semnur’s Treasurer and Secretary and a board member since its inception in 2013. Mr. Ji is the holder of several issued and pending patents in the life science research field. Our Chief Financial Officer, Stephen Ma, has more than 15 years of finance and operational expertise across pharmaceutical and venture-backed biotechnology companies. Our research efforts are guided by highly experienced scientists and experts. Our management team contributes a diverse range of experiences from leading biopharmaceutical companies, including Sorrento Therapeutics, Inc., Bioserv, Scilex Pharmaceuticals, Concortis Biotherapeautics, Levena Biopharma, LACEL, TNK Therapeutics, Virtu Biologics, Ark Animal Health, Sofusa Lymphatic Delivery Systems, CombiMatrix Corporation, Stratagene Corporation, Stratagene Genomics, Inc., and Celularity Inc. With this leadership, we believe we are well positioned to achieve our vision of becoming the leading pain management company delivering novel non-opioid and non-addictive treatments aiming to provide safe, effective and durable relief of multiple pain conditions.

In addition, we are supported by impressive teams across all levels of the organization. We hire and develop world-class talent from diverse backgrounds in biopharma, academia, technology and finance to ensure we have all of the capabilities to design and deliver first-class pain management therapies.

Our Product and Product Candidate Portfolio

ZTlido

Our marketed product, ZTlido, is a lidocaine topical system approved for the relief of neuropathic pain associated with PHN. ZTlido was strategically designed to address the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We launched ZTlido in October 2018 with an integrated commercial organization, and we believe its differentiated therapeutic profile, combined with our competitive pricing strategy and our active direct marketing efforts have driven, and will continue to drive, accelerated sales growth and increased market uptake.

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

In 2025, there were more than 206 million prescription lidocaine patches sold in the United States, according to Symphony Healthcare. Of this number of prescriptions, there are only six main lidocaine patch manufacturers, which accounted for approximately 90% of the total prescriptions, according to Symphony Healthcare. We believe that the PHN market will continue to expand with the introduction of our lidocaine topical system, ZTlido, which is supported by our commercial organization, by prescribing trends away from opioid use, and by continued growth in the population of patients aged 45 years and older who are at greater risk of suffering from PHN. In March 2025, the FDA approved the generic 1.8% lidocaine patch, and accordingly, a prescription for ZTlido may be able to be substituted by a generic product.

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

While lidocaine patches have certain advantages over the treatment alternatives discussed above, certain patches have limitations that may impact efficacy. For example, poor adhesion of the patch is a leading problem for topical lidocaine patches cited in the FDA Adverse Event Reporting System (“FAERS”). Because the drug is incorporated in the adhesive for these products, patches must maintain adhesion or risk compromising the ability to deliver their full drug dose. As a result, establishing strong adhesion is a key factor for patient compliance and satisfaction. In draft guidance issued in July 2021, the FDA recommended that developers of topical and transdermal delivery systems (“TDSs”) conduct studies to characterize the adhesion performance of the product with suggested data requirements. Likewise, the FDA issued a draft guidance in October 2018 outlining the adhesion data requirements for generic TDSs, and Revision 2 to Assessing Adhesion With Transdermal and Topical Delivery Systems for ANDAs Guidance for Industry in
April 2023. This guidance, along with Scilex’s past experience with regulatory agencies, shows the FDA’s interest and the importance of adhesion performance of these products. There are also dermal safety requirements that force developers to carefully balance adhesion performance against dermal safety. ZTlido is the first TDS product approved by the FDA that was able to demonstrate the targeted adhesion performance with an overall benign dermal safety profile.

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

In addition to prescription lidocaine patches, there are commercially available OTC topical lidocaine products in the market, but none of these OTC products have been reviewed or approved by the FDA. Notably in 2003, the FDA proposed amending the tentative final monograph for OTC external analgesic drug products to clarify the status of patches (and poultices and plasters), noting that the dosage forms had not been determined to be generally recognized as safe and effective for any analgesia at that time. Therefore, the FDA would likely not consider these OTC products to be compliant with the monograph and do not have legal marketing status.

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

We launched ZTlido in October 2018 with support from an integrated commercial organization using a dedicated sales force and sales management, marketing and managed care capabilities. We market ZTlido through a dedicated sales force of over 30 people, targeting over 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We are utilizing a multi-channel marketing strategy to expand awareness and utilization of ZTlido. Our managed healthcare account executives have achieved success in adding ZTlido to key formularies, including CVS Caremark/Aetna Commercial, Cigna Healthcare (commercial and Medicare plans), Express Scripts (commercial and most Medicare plans), United Healthcare Commercial, Optum Rx Select Commercial, Anthem BCBS, BCBS Louisiana and Kansas, Lifetime/Excellus BCBS, MedImpact, CareFirst, Elixir Commercial and Medicaid in California, Florida, Idaho, and North Dakota. We believe the benefits of ZTlido, combined with our competitive pricing strategy and our active direct marketing efforts, have driven, and will continue to drive, accelerated sales growth and increased market uptake.

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

Our Solution

SP-104 has key clinical data supporting its use in fibromyalgia. There are investigational trials that support use and development of SP-104 for fibromyalgia. Currently, there are no low-dose formulations (i.e., less than 5 mg) available. Physicians currently use the commercially available high-dose tablets (50 mg) and have compounding pharmacies aliquot lower doses for patients. Pharmacy-compounding is inherently inaccurate and does not involve analyses to confirm that the aliquoted product has the target level of drug, and there is no assurance as to content uniformity within a batch as well as other quality attributes critical for pharmaceutical product performance. This approach can lead to errors in dosing and challenges with titration. The commercial products and pharmacy-compounded products also allow for the immediate release of the drug in the stomach, which can lead to compliance challenges due to severe side effects. Common side effects for naltrexone include hyperalgesia, dysphoria, insomnia and anxiety. All these issues culminate into patient compliance issues and result in the eventual abandonment of an otherwise viable therapy to treat this debilitating disease.

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

In April 2025, Scilex Bio signed an agreement with NBG to grant Scilex Bio an exclusive worldwide license to the franchise KDS2010 drug candidate to develop and commercialize in metabolic diseases (including obesity and type 2 diabetes) and neurodegenerative diseases, including Alzheimer’s, Parkinson’s and other CNS diseases. The lead program in the proposed joint venture is an oral tablet product candidate that is currently in Phase 2 trials in obesity and Alzheimer’s disease indications.

Commercialization and Market Access

Sales & Marketing

On May 12, 2025, Scilex signed an agreement with Syneos Health Commercial Services, LLC to provide sales force outsourcing activities which the outsourced sales force would continue to dedicate all of their efforts to Scilex products. This transition continues to provide a robust and integrated commercial infrastructure using a dedicated sales force and sales management, marketing, and managed care capabilities, to maximize the potential of our three current marketed products, ZTlido, ELYXYB and GLOPERBA, and to commercialize our product candidates, if approved. We are focused on achieving accelerated sales growth and increased market uptake for ZTlido in the topical lidocaine product market, where we believe we have the only actively promoted product, ELYXYB in the migraine market, and GLOPERBA in the grout market. Our dedicated sales force of over 30 people has broad experience in pain management and is exclusively focused on promoting ZTlido, ELYXYB and GLOPERBA. Our sales representatives leverage their established relationships to call on over 3,500 target pain specialists, neurologists, select primary care providers and palliative care physicians who Scilex believes treat the majority of PHN patients and migraine patients. We believe these same call points provide treatment for the sciatica, acute LBP, and acute pain patients that could benefit from SEMDEXA and SP-103, if approved. Our sales representatives typically have over 10 years of experience in promoting a broad scope of pain management products that Scilex intends to leverage as our product candidates are commercialized.

As of December 31, 2025, ZTlido had gained approximately 5.6% market share of the lidocaine patch prescription market across the territories we cover in the United States. Our experienced sales representatives and managers are supported by our marketing team, whose members have successfully launched over 20 products with large pharmaceutical, biotechnology and specialty pharmaceutical companies. Our marketing team has developed a multi-channel marketing strategy to promote the continued uptake of ZTlido by highlighting its significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We are also promoting ZTlido with a marketing campaign that engages patients seeking relief for neuropathic pain associated with PHN through social media and medical and consumer journals. Further, our marketing function is supported by an experienced analytics team that leverages its experience in forecasting and analytics to draw insights from healthcare databases to inform our marketing strategy. As part of our broader commercial strategy, our marketing analytics team is conducting market research to support the launch of SP-102, SP-103 and SP-104, if any of these candidates is approved. We believe that our sales force, supporting commercial infrastructure and established relationships with our targeted physician audience will provide a strategic advantage in pursuing potential partnerships to commercialize other non-opioid pain management therapeutics.

Market Access

We have established a patient-centric market access function with robust capabilities across the market access continuum, including payor sales, contracting and marketing strategies, supplemental patient assistance programs, and responsible drug pricing to support patients’ access to ZTlido. Our team of managed healthcare account executives has demonstrated experience in establishing products on formularies and have currently prioritized and targeted select payor accounts representing approximately 275 million of the over 300 million lives, with the remaining 25 million to be considered in the future. Currently, ZTlido is covered for over 200 million lives in the United States and coverage continues to improve. As of January 2023, we have secured coverage for ZTlido on CVS Caremark/Aetna Commercial, Cigna Healthcare (commercial and Medicare plans), Express Scripts (commercial and most Medicare plans), United Healthcare Commercial, Optum Rx Select Commercial, Anthem BCBS, BCBS Louisiana and Kansas, Lifetime/Excellus BCBS, MedImpact, CareFirst, Elixir Commercial and Medicaid in California, Florida, Idaho, and North Dakota. We continue to negotiate coverage with large payors and pharmacy benefit managers in all books of business.

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

•
Treatment B sought to assess the PK and adhesion performance of ZTlido under heat conditions. In this treatment period, a heating pad adjusted to the medium setting was applied for 20 minutes immediately after application of the topical system and 8.5 hours following the application of the topical system.

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

Post-Approval Studies for ZTlido

Water Stress Study (Shower and Swimming) - SCI-LIDO-ADH-004

We conducted a single-dose study in 24 subjects to examine the adhesion and lidocaine delivery (PK) of ZTlido when it is exposed to two separate water stress conditions of (1) showering (10 minutes) and (2) swimming (15 minutes). The study showed that while some degree of product lifting was observed, the product could be pressed back down or reattached with no further diminished adhesion performance or drug delivery. This study led to a change in the product label indicating that patients may use the product while showering or bathing. This provides significant patient convenience as Lidoderm and the associated generics are labeled to avoid contact with water such as bathing, swimming, or showering, as these products may not stick if they get wet. With ZTlido, patients can engage in these activities within the 12-hour administration period.

Investigator-Sponsored Studies

We plan to support several investigator-initiated research studies to evaluate the clinical benefits of using ZTlido in patients with carpal tunnel syndrome, neck pain, intercostal neuralgia, and other possible indications.

SP-102 (SEMDEXA)

We have completed a Phase 3 pivotal study of SP-102. The CLEAR study is a randomized, double-blind, placebo-controlled Phase 3 trial that enrolled 401 patients with sciatica to compare the epidural administration of SP-102 to placebo. We announced final results from this study in March 2022. We also presented the pivotal Phase 3 trial results at the American Society of Interventional Pain Physicians annual meeting in Las Vegas, Nevada in May 2022. We reported CLEAR trial results in multiple scientific congresses and published results in peer-review journal PAIN, in addition to multiple other publications of phase 2 results..

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

•
Likewise for the ITT population, most of the secondary endpoints at four weeks also demonstrated statistically significant results. For the key secondary endpoint of mean change in Oswestry Disability Index (“ODI”) from baseline, the LS mean treatment difference (SE) for SP-102 was -3.38 (1.388) units [95% CI: -6.11, -0.65] compared to placebo (P=0.015). SP-102 treatment resulted in a -8.88- point reduction from baseline, which exceeds the minimal clinically important difference of -8 established in a reported pain study.

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

CI: confidence interval; ITT: intent-to-treat (randomized population)

Phase 2 Repeat Dose Study - SP-102-03

We conducted an open-label, single-arm, pharmacodynamics (“PD”) and tolerability study of repeat epidural injections of SP-102 in patients with sciatica. We conducted this study to characterize repeat dose PD with respect to hypothalamic-pituitary-adrenal suppression using plasma cortisol levels, white blood cell counts and blood glucose levels.

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

Mean Percentage Change in Sciatica-Related Leg Pain as Measured by NPRS

Phase 1 Trial of SP-102 (SEMDEXA) Compared to Reference Listed Drug - ES-1504

We conducted an open-label, single-arm, two-period, fixed sequential-dose study to evaluate the PK, PD and tolerability of SP-102 when administered by epidural injection. SP-102 was compared to intravenous dexamethasone sodium phosphate injection in subjects with lumbosacral radiculopathy. There were 12 subjects enrolled in this study, all of whom received SP-102 followed by the intravenous dexamethasone sodium phosphate injection (Reference Listed Drug (“RLD”)) administered one month later. A RLD is an approved drug product to which new versions are compared to show that they are bioequivalent. The purpose of this study was to establish the pharmaceutical bridge between SP-102 and RLD. The Tmax observed with the administration of SP-102 was four hours, compared to

15 minutes observed with intravenous dexamethasone. The PD parameters and tolerability profiles of both products were similar, and SP-102 did not prolong cortisol suppression time. SP-102 also maintained analgesic effects throughout a one-month observation period.

The overall systemic exposure of dexamethasone was similar, whether administered as SP-102 or injected intravenously, with a mean AUCinf of 0.916 μg*h/mL (observed with SP-102) compared to 0.943 μg*h/mL (observed with intravenously administered dexamethasone). Notably, there was a 16- fold increase in the time to maximum serum concentration (“Tmax”) following epidural injection of SP-102. The median Tmax was 4.00 hours for SP-102 compared to 0.25 hours for the comparison group. All 12 subjects with sciatica showed continuous reduction in back and leg pain during the one-month observation period following a single epidural injection of SP-102.

This study demonstrated that at an equivalent initial dose of dexamethasone, the systemic exposure to dexamethasone following epidural injection of SP-102 did not exceed the exposure following intravenous injection of the RLD. The PD effects, measured as white blood cell count, cortisol level and glucose levels, as well as the tolerability profile, were similar between the two treatments. SP-102 injections were generally well tolerated and did not result in unexpected new side effects.

Toxicology Studies - Study Nos. 1014-1512 and 1014-2847

We conducted PK and toxicology studies in two non-rodent animal species to assess SP-102 administered via epidural and intrathecal routes with single and multiple dose regimens. Pharmacokinetically, a prolonged increase in the active dexamethasone metabolite was consistent with the extended residence time of the viscous gel formulation of SP-102 at the site of injection. There were no unexpected new toxicology findings apart from well-characterized toxicity findings commonly observed with administration of dexamethasone sodium phosphate. Based on these studies, we selected the 10mg Dexamethasone in 2mL volume dose for our further clinical studies. This selection was endorsed by the FDA during our pre-IND meeting.

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

Pre- and post-dose angiography showed no remarkable changes and all animals survived for approximately 24 hours until euthanasia. The veterinary animal health report and the pathology report concluded that there were no vascular, spinal cord or brain injuries associated with injection into the vertebral artery of the animals.

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

We received our SP-103 Phase 2 top-line results in August 2023, and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. Increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. SP-103 received FDA Fast Track status in LBP. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study at Johns Hopkins University completed in the second half of 2023, investigating ZTlido in patients with chronic non-radicular neck pain, which also has shown promising top-line efficacy and safety results. While the phase 2 trial in acute LBP had demonstrated an effect in a subpopulation of patients who had acute LBP associated with more severe muscle spasms, the investigator-initiated randomized, crossover, placebo-controlled trial showed substantial reduction of average daily pain in general population of patients with chronic non-radicular neck pain following the application of ZTlido. We therefore plan to prioritize further potential development of SP-103 for the treatment of acute pain. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of acute pain.

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

•
SP-104-02 is a Phase 1 study of SP-104 conducted on approximately 52 healthy human subjects. The study is designed to be a double-blind, randomized, two-period, two-treatment crossover study to evaluate the safety of SP-104, compared to immediate release naltrexone capsules. The primary purpose of the study is to test the hypothesis that, when taken at night, the delayed release of 4.5 mg Naltrexone mitigates against adverse events known for the drug and could affect patient compliance in maintaining treatment for their fibromyalgia. In a small (n=52) cross-over trial in healthy volunteers comparing SP-104 (naltrexone hydrochloride delayed-release 4.5 mg) to naltrexone hydrochloride immediate release 4.5 mg (the “compared drug”), there were no serious adverse effects, no AEs leading to discontinuation, no meaningful differences in physical examinations, vital signs, or laboratory parameters between treatments, no severe AEs for either treatment. Of the 52 patients receiving at least a single injection of SP-104, there were 21 (40%) patients experiencing at least one TEAE, 14 (27%) patients experiencing at least one treatment-related TEAE, 12 (23%) patients experiencing at least one treatment-related TEAE within 72 hours after first administration of SP-104. Notable AEs of special interest were nausea and headaches within 72 hours after first administration of SP-104. SP-104 administered at night before bed resulted in a lower number of subjects with at least one AE (p = 0.0414), and an even lower number of subjects with at least one AE within 72 hours after the first administration of SP-140 when compared to the compared drug. There was a lower number of subjects with AEs of special interest within 72 hours after administration of SP-104 (n=9; 12 events) versus the compared drug (n=15; 20 events). Notable AEs of special interest observed within 72 hours after administration of the applicable drug are nausea (SP-104: n=0; the compared drug: n=3) and headache (SP-104: n=6; the compared drug: n=12). The study randomized subjects to one of two treatments followed by a washout period and then receipt of the other treatment, which allows all subjects to act as their own control. The study will support intellectual property, inform on clinical study design and contribute to safety characterization to support market applications.

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

Once production is complete, commercial product shipments are sent to the United States, where our exclusive third-party logistics distribution provider, Cardinal Health 105, LLC (“Cardinal Health 105”), ships them to temperature-controlled customer distribution centers, which are generally able to deliver finished product to retail pharmacies on the same day, or within 24 hours. We currently contract with multiple pharmaceutical distributors throughout the United States, including McKesson Corporation (“McKesson”), Cardinal Health 110, LLC (“Cardinal Health 110”) and AmerisourceBergen Corporation (“AmerisourceBergen”). Distributors have agreements in place that provide us with access to large retail chains, including CVS, Walgreens, Rite Aid and Walmart, as well as independent pharmacies. In addition to all order fulfillment, Cardinal Health 105 performs the following services on our behalf: customer service, credit checks, invoicing, chargebacks, distributor fee for service, government reporting, customer returns, accounts receivable, inventory control, product security (DSCSA serialization) inquiries and recall assistance. In the years ended December 31, 2020, and 2021, and in the first quarter of 2022, Cardinal Health 105 was our only customer and sales to Cardinal Health 105 represented all of our net revenue for such periods.

As we continue to expand the commercialization of ZTlido, we expanded our direct distribution network to national and regional distributors and pharmacies in the second quarter of 2022. We currently hold wholesaler licenses and commenced selling directly to our main distributor customers as well as pharmacies from the second quarter of 2022. In April 2022, we discontinued our use of “title model” services provided by Cardinal Health 105 but expect that Cardinal Health 105 will continue to perform other third-party logistics services for us.

SP-102 (SEMDEXA)

SP-102 is a Phase 3 sterile dexamethasone sodium phosphate injectable viscous gel drug product containing dexamethasone sodium phosphate equivalent to 10 mg dexamethasone in a pre-filled glass syringe with a 2 mL deliverable volume. SP-102 also contains sodium hyaluronate, which is a novel, biocompatible, viscosity- enhancing excipient and is listed in the European Pharmacopoeia. Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, from Genzyme pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical and commercial supply requirements for sodium hyaluronate for at least 12 months following our expected commercial launch of SP-102 in 2027. We are currently in discussions with Sanofi, an affiliate of Genzyme, and are in the process of identifying and certifying new suppliers, in each case to fulfill our future supply requirements for sodium hyaluronate. SP-102 is manufactured by a single-source manufacturer, which supports the clinical development, including the completed Phase 3 clinical trial of SP-102. In March 2022, we announced final results of the Phase 3 clinical trial, satisfying the primary and key secondary endpoints. The manufacturing process is proprietary and includes trade secrets. We plan to engage our existing contract manufacturer, Lifecore, for the commercial production of SP-102, if approved. See the section of this Annual Report on Form 10-K titled “Business — Material Agreements — Lifecore Master Services Agreement” for additional information regarding the manufacturing of our SP-102 product candidate.

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

Cryptocurrency Industry Participants

The primary cryptocurrency industry participants are miners, investors, and traders, digital asset exchanges and service providers, including custodians, brokers, payment processors, wallet providers, and financial institutions.

Miners. Miners range from cryptocurrency enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine cryptocurrency blocks.

Investors and Traders. Cryptocurrency investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell cryptocurrency or cryptocurrency-based derivatives. On January 10, 2024, the SEC issued an order approving several applications for the listing and trading of shares of spot bitcoin exchange-traded products (“ETPs”) on U.S. national securities exchanges. While the SEC had previously approved exchange-traded funds where the underlying assets were bitcoin futures contracts, this order represents the first time the SEC has approved the listing and trading of ETPs that acquire, hold, and sell cryptocurrency directly. ETPs can be bought and sold on a stock exchange like traditional stocks, and provide investors with another means of gaining economic exposure to cryptocurrency through traditional brokerage accounts.

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

Itochu and Oishi Commercial Supply Agreement

Effective February 16, 2017, Scilex Pharma entered into the Commercial Supply Agreement. Pursuant to the Commercial Supply Agreement, Oishi agreed to manufacture, store, handle and perform quality control testing of the Products (as defined in the Product Development Agreement) at its facility in Japan. Itochu agreed to purchase Products from Oishi and handle the shipping of the Products. Both Oishi and Itochu agreed to provide us with certain technical support regarding the Products as reasonably requested by us, including but not limited to analytical test methods, method development, physical and chemical properties, and use of the Products.

Under the Commercial Supply Agreement, we pay per item transfer prices for ZTlido, ZTlido professional samples and ZTlido placebo samples, in each case subject to certain minimum order quantities. We are required to provide a 12-month rolling purchase forecast of the estimated quantities of the Products in writing on a monthly basis. Oishi is required to promptly notify us and Itochu if it lacks the capacity to meet the forecast. All Products ordered by us will be in the form of a firm written purchase order. During the years ended December 31, 2025, and 2024, we purchased inventory in the amount of $3.4 million and $5.0 million, respectively, under the Commercial Supply Agreement.

The Commercial Supply Agreement will remain in effect until the termination of the Product Development Agreement. Additionally, either we or the Developers may terminate the Commercial Supply Agreement (1) if the other party is in material breach of the agreement and the breach is not substantially cured within 60 days after receiving written notice specifying the nature of the breach, or (2) in the event of any of the parties’ insolvency, bankruptcy or assignment for the benefit of creditors. Any third-party claim arising out of a breach by a party of any representation, warranty or obligation under the Commercial Supply Agreement, or a failure by a party to comply with applicable laws, or the negligence or willful misconduct of a party, will be subject to and governed by the Product Development Agreement.

The foregoing is a summary of the material terms of the Commercial Supply Agreement and its amendments in the forms filed as exhibits to this Annual Report on Form 10-K. You should read the form of the agreement and its amendments for a complete understanding of all of their respective terms.

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

As consideration for the license under the Romeg License Agreement, we agreed to pay Romeg (1) an up-front payment of $2.0 million, (2) upon our achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (3) certain royalties in the mid-single digit percentage, based on annual net sales of the Licensed Products attributable to sales of the Licensed Products occurring in the Romeg U.S. Territory during the Romeg U.S. Territory Royalty Term, with a quarterly minimum royalty of $150,000, and (4) pursuant to the amendment thereto, (a) certain royalties in the low-single digit percentage, based on annual net sales of the Licensed Products attributable to sales of License Products in the Romeg Ex-U.S. Territory during the Romeg Ex-U.S. Territory Royalty Term and (b) a one-time, non-refundable, non-creditable payment of $700,000. Pursuant to the amendment agreement, we also transferred to Romeg 22,267 shares of our Common Stock.

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

Tulex Master Services Agreement

As described above, in connection with the SP-104 Acquisition, Legacy Scilex acquired the Tulex Statement of Work, pursuant to which Tulex, among other things, develops, tests and manufactures clinical supplies of SP-104 for Legacy Scilex. The Tulex Statement of Work is governed by the terms of a master services agreement (the “Tulex Master Services Agreement”). The Tulex Master Services Agreement was novated to Legacy Scilex on June 15, 2022, and will remain in effect until five years after the effective date, unless terminated early by either party. Either party may terminate the Tulex Master Services Agreement or a Tulex Statement of Work by written notice (1) if the other party is in material breach of the agreement or a Tulex Statement of Work and fails to cure such breach within 15 days after receipt of notice of such breach (or such other time period expressly stated in the applicable Tulex Statement of Work) or (2) in the event of the other party’s insolvency, bankruptcy, reorganization, liquidation or receivership, or a failure to remove any insolvency, bankruptcy, reorganization, liquidation or receivership proceedings within ten days from the date of institution of such proceedings. In addition, we may terminate the agreement or any Tulex Statement of Work (1) without cause upon 30 days prior written notice to Tulex or (2) immediately upon written notice in the event Tulex is dissolved or undergoes a change in control. A termination or expiration of a single Tulex Statement of Work will not cause the automatic termination of the agreement or of any other Tulex Statement of Work.

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

Our patent portfolio, consisting of owned and/or licensed IP as of December 31, 2025, contains approximately 27 issued and unexpired U.S. patents and nine pending U.S. patent applications. Our portfolio also includes certain foreign counterparts of these patents and patent applications including Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, South Africa, Taiwan, and certain countries within the European Patent Convention.

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

SEMDEXA benefits from our substantial intellectual property portfolio and other technical barriers to entry for potential competitors. Historically, we have purchased our clinical and commercial supply requirements for sodium hyaluronate, one of the excipients for SP-102, from Genzyme pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical and commercial supply requirements for sodium hyaluronate for at least 12 months following our expected commercial launch of SP-102 in 2027. We are currently in discussions with Sanofi, an affiliate of Genzyme, and are in the process of identifying and certifying new suppliers, in each case to fulfill our future supply requirements for sodium hyaluronate. Our complex manufacturing process, specialized equipment and know-how for sterile viscous product candidates are also key to our competitive edge. We believe that our competitors will be required to conduct lengthy and costly preclinical and clinical trials to establish products with comparable tolerability profiles and clinical benefits to SEMDEXA.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the FDCA and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or after approval, may subject an applicant or its products to a variety of administrative or judicial sanctions, such as imposition of a clinical hold, the FDA’s refusal to approve pending applications, withdrawal of an approval, inspection scrutiny, issuance of untitled or warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, or reimbursements, restitution, disgorgement of profits or other civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLPs”) or other applicable regulations;

•
submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;

•
approval by an institutional review board (“IRB”) covering each clinical site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials according to the laws and regulations pertaining to the conduct of human clinical trials, collectively referred to as Good Clinical Practice (“GCP”) requirements to establish the safety and efficacy of the drug product candidate for its proposed indication;

•
submission to the FDA of an NDA or other marketing application (collectively, an “NDA”), requesting marketing approval for one or more proposed indications, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacturing and quality controls (“CMC”) for the proposed new drug and proposed labeling;

•
satisfactory completion of an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug substance, drug product, packaging components and device are produced to assess compliance with the FDA’s cGMP requirements to assure that the facilities, manufacturing, methods and controls are adequate to preserve the drug product’s identity, strength, quality and purity;

•
potential FDA audit of the preclinical study and clinical trial sites that generated the data in support of the NDA; and

•
FDA review and approval of the NDA prior to any commercial marketing, sale, distribution or shipment of the drug.

Before testing novel compounds with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage, also referred to as preclinical studies. Preclinical studies include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the drug candidate. The conduct of the preclinical studies must comply with federal laws and requirements including GLPs. The IND sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, and any available clinical data or literature, to the FDA as part of the IND. The sponsor will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the first phase lends itself to an efficacy evaluation. Some preclinical studies may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on a full clinical hold or partial clinical hold within that 30-day time period. Under a full clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Under a partial clinical hold, there may be delay or suspension of only part of the clinical work requested under the IND. Following issuance of a clinical hold or partial clinical hold, a clinical trial (or full clinical trial in the case of a partial clinical hold) may only resume after the FDA has notified the sponsor that the trial may proceed. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns, non-compliance, or for additional reasons. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trial.

Clinical trials involve the administration of the drug candidate to healthy subjects or patients with the target disease under the supervision of qualified investigators, generally physicians not employed by the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, subject selection and exclusion criteria, dosing procedures, and the parameters to be used to collect data and to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND, and timely safety reports must be submitted to the FDA and investigators for suspected adverse reactions that are serious and unexpected and other safety related findings. Clinical trials must be conducted in accordance with applicable statutes, the FDA’s regulations and GCP requirements. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to and signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until it is completed. In some instances, additional oversight boards, such as a data safety monitoring board, are required to evaluate interim data and determine whether a study should continue or be modified or terminated. Information about many clinical trials is required to be publicly reported on www.ClinicalTrials.gov or similar databases. Semnur is conducting a second phase 3 confirmatory trial SP-102-05 (CLEAR-2) globally, with investigative sites in India and the U.S. Trial will enroll patients with lumbosacral radicular pain (sciatica) to meet requirements for product registration in the U.S. and globally.

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

•
Phase 2. The drug is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule for patients having specific disease.

•
Phase 3. The drug is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the safety and efficacy of the product for potential approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product. Generally, at least two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA. In some cases, the FDA may approve a drug based on the results of a single adequate and well-controlled Phase 3 trial for excellent design and which provided highly reliable and statistically strong evidence of important clinical benefit. The FDA’s decision to approve a drug product using the results of a single adequate and well-controlled Phase 3 trial depends both on the quality and quantity of the evidence and considers trial design, trial endpoints, and statistical methodologies, as well as the availability of other confirmatory evidence or reliance on a previous finding of effectiveness of an approved drug when scientifically and legally permissible.

Post-approval studies, also referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and may be required by the FDA as part of the approval process.

Progress reports detailing the status of drug development and results of the clinical trials must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for suspected adverse reactions that are serious and unexpected (including increased rate of occurrence of such adverse reactions), findings from other studies that suggest a significant risk in humans exposed to the drug, or any findings from tests in laboratory animals that suggests a significant risk for human subjects or patients. Phase 1, Phase 2 and Phase 3 clinical trials may not yield positive results or may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to study subjects.

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

Concurrently with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as validate a process for commercial manufacturing the product in accordance with cGMP requirements. The commercial manufacturing process must be capable of consistently and continuously producing quality batches of the drug candidate and, among other things, the manufacturer must develop appropriate methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

FDA Review and Approval Processes

The results of product development, preclinical studies and clinical trials for the proposed indications are incorporated into an NDA requesting approval to market the product. The application may include both negative or ambiguous results of preclinical and clinical trials as well as positive findings. In addition, proposed labeling and descriptions of the manufacturing process and controls, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are required to be submitted to the FDA as part of an NDA. The submission of an NDA is subject to the payment of substantial user fees, and a waiver of such fees may be obtained under certain limited circumstances.

The FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for the specified indication(s), and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality, and purity. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the product’s safety and efficacy to the satisfaction of the FDA. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard, original NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accepting an NDA for filing. In this event, the NDA must be resubmitted with additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

After the NDA is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use, and whether the product candidate is being manufactured in accordance with cGMP requirements. The FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA conducts its own analysis of the clinical trial data, which could result in extensive discussions between the FDA and us during the review process. The review and evaluation of an NDA by the FDA is extensive and time-consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

During the drug approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without a REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, referred to as Phase 4 testing, which involve clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Expedited Development and Review Programs

The FDA administers a number of different programs that enable the agency and sponsors in various ways to expedite the development or agency review of a new drug product. Among these, the FDA has a fast-track designation that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. New drugs are eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. As an example of the modified processes available to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product submitted to the FDA for approval, including a product with a fast-track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of other NDAs under its current PDUFA review goals.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will require that a sponsor of a drug receiving accelerated approval perform additional adequate and well-controlled post-marketing clinical trials. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product approved under the accelerated approval pathway. FDA has issued draft guidance that proposes criteria it will evaluate to determine if a trial is underway, including whether enrollment in the trial has been initiated. Since the FDORA amendments, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires as a condition for accelerated approval of pre-use submission of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek the FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all the fast-track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work with the sponsor to expedite the development and review of such drug.

With passage of the 21st Century Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Pediatric Trials

Under the Pediatric Research Equity Act, a marketing application for a drug or biological product for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and efficacy of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor submit an initial Pediatric Study Plan (PSP) within 60 days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The FDA and the sponsor must reach agreement on the PSP. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct or a justification for not including certain required information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA may grant deferrals for the development and submission of pediatric data or full or partial waivers after the initial submission of a pediatric study plan following an end of Phase 2 meeting.

Post-Approval Requirements

Once approval is granted, the FDA may withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown risks or problems with a product may result in labeling changes, restrictions on the product or even complete withdrawal of the product from the market. After approval, most changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. NDA holders using contract manufacturers, laboratories, or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. In addition, the FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Any drug products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences or quality issues with the product, providing the FDA with updated safety and efficacy information, satisfaction of post-approval requirements or commitments, product sampling, distribution and tracking and tracing requirements, and complying with FDA promotion and advertising requirements. These promotion and advertising requirements include, among other things, standards for direct-to-consumer advertising, prohibitions against promoting drugs for uses, or in patient populations, that are not described in the drug’s approved labeling, which is known as “off-label use,” rules for conducting industry-sponsored scientific and educational activities, and promotional activities involving the internet. Failure to comply with post-approval requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

Certain products may be comprised of components that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. The constituent parts of a combination product retain their regulatory status, for example, as a drug or device, and as such, we may be subject to additional requirements related to the manufacture and distribution of any such products, including ZTlido.

Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant, manufacturer, or product to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical holds on post-approval clinical trials, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

Hatch-Waxman Amendments

Section 505 of the FDCA describes three types of NDAs that may be submitted to request marketing authorization for a new drug, the first being a 505(b)(1) NDA. A 505(b)(1) NDA is an application that contains full reports of investigations of safety and effectiveness. A 505(b)(2) NDA likewise contains full reports of investigations of safety and effectiveness relevant to a product, but where at least some of the information required for approval comes from studies not conducted by or for the applicant, and for which the applicant has not obtained a right of reference. This regulatory pathway enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy for an existing product (the “listed drug”), or published literature, in support of its application. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the listed drug. The FDA may then approve the new product candidate for all or some of the labeled indications for which the listed drug has been approved, or for any new indication sought by the 505(b)(2) applicant.

Section 505(j) establishes an abbreviated approval process for generic versions of approved drug products through the submission of an abbreviated new drug application (“ANDA”). An ANDA generally provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form, and with the same labeling and route of administration as the reference listed drug and has been shown to be bioequivalent to the listed drug. ANDA applicants are required to conduct bioequivalence testing to confirm chemical and therapeutic equivalence to the branded reference drug. Generic versions of drugs can often, and sometimes must, be substituted by pharmacists under prescriptions written for the branded reference drug.

In seeking approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Upon approval, each of the patents listed by the NDA sponsor is published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Upon submission of an ANDA or a 505(b)(2) NDA, an applicant must certify to the FDA at least one of the following (1) no patent information on the drug product that is relied upon by the ANDA or 505(b)(2) NDA (known as the reference drug) has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the drug product for which the ANDA or 505(b)(2) NDA is submitted. This last certification is known as a Paragraph IV Certification. If the NDA holder for the reference drug or patent owner(s) asserts a patent challenge to the Paragraph IV Certification, the FDA may not approve that application until the earlier of 30 months from the receipt of the notice of the Paragraph IV Certification, the expiration of the patent, when the infringement case concerning each such patent was favorably decided in the applicant’s favor or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s or patent owner’s decision to initiate patent litigation.

In addition to, and distinct from the patent protection provisions, the Hatch-Waxman Amendments establish periods of regulatory exclusivity for certain approved drug products, during which the FDA cannot approve (or in some cases accept) an ANDA or 505(b)(2) application that relies on the branded reference drug. For example, the holder of an NDA may obtain five years of exclusivity upon approval of a new drug containing a new chemical entity that has not been previously approved by the FDA. The Hatch-Waxman Amendments also provide three years of marketing exclusivity to the holder of an NDA (including a 505(b)(2) NDA) for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials (other than bioavailability or bioequivalence studies) was essential to the approval of the application and was conducted/sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for drugs that include the innovation that required the new clinical data but generally allows the approval for non-protected characteristics and labeling.

Third-Party Payor Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, sales of a product will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for the product. Third-party payors include government payor programs at the federal and state levels, including Medicare and Medicaid, managed care providers, private health insurers and other organizations. In the United States, the principal decisions about reimbursement for new drug products are often made by the Centers for Medicare and Medicaid Services (CMS), an agency within the Department of Health and Human Services (HHS). CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for products exists among third-party payors. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication, and which can change over time. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs, in order for the company’s products to be considered as a formulary option. Nonetheless, product candidates may not be considered by individual payors to be medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that a preferred formulary position or an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as our products and the product candidates that we are developing and could adversely affect our net revenue and results. See the discussion below under “U.S. Healthcare Reform”, and regarding the Inflation Reduction Act for further information.

Different pricing and reimbursement schemes exist in other countries. In the European Economic Area (“EEA”) (which is currently comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Some countries in the EEA operate positive and negative list systems under which some medicinal products are selected for coverage (positive list) and others are explicitly listed as excluded from reimbursement (negative list). To obtain reimbursement or pricing approval, some of these EEA countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product to currently available therapies. Other EEA countries allow companies to fix their own prices for medicinal products but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Since its enactment, there have been judicial, Congressional and Administrative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, legislation affecting the implementation of certain taxes under the ACA has been signed into law. The Tax Cuts and JOBS Act of 2017 (the “TCJA”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Further, the Bipartisan Budget Act of 2018 (the “BBA”), among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owned by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, while the ACA remains in effect in its current form, it is possible that the ACA will be subject to judicial or Congressional challenges in the future. In addition, on August 16, 2022, former President Biden signed the Inflation Reduction Act of 2022 into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The Inflation Reduction Act also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is unclear how additional healthcare reform measures of the Trump administration or other efforts, if any, to modify or invalidate the ACA or its implementing regulations, or portions thereof, will impact our business. For example, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs. Any health care reform measures will likely take time to unfold and could have an impact on coverage and reimbursement for healthcare items and services. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or other policy or the impact of potential legislation or other policy on us.

Other legislative and administrative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. For example, the Budget Control Act of 2011, among other things, in connection with subsequent legislation, reduced Medicare payments to providers, on average, by 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect into 2032. Under the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021 and subsequent legislation would trigger reductions in Medicare payments to providers, but 2025 legislation eliminated the impact of the estimated budget deficit increases by setting the scorecard used to determine the need for such reductions (sequestration) equal to zero. Moreover, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may impact the ability of relevant agencies to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022, which among other things, contains two specific provisions affecting pricing for drugs and biologics. The first provision allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The second provision imposes a requirement that pharma manufacturers provide a rebate to Medicare, if the manufacturer increases price at a rate higher than the measured inflation rate. Medicaid has had a rebate program for several years, but Medicare did not. The intent is to limit price increases. The new rebate applies to drugs covered by Medicare under Part B or Part D. Various industry stakeholders, including pharmaceutical companies, have lawsuits pending against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. HHS has generally won the substantive disputes in these cases, but certain of these cases continue to be appealed. The current Administration has also issued public statements and other executive orders about its commitment to lowering the cost of prescription drugs and has sought additional voluntary agreements to reduce drug pricing from certain pharmaceutical manufacturers.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In some cases, states appear interested in public policy designed to encourage drug importation from other countries and bulk purchasing. In January 2024, the FDA authorized Florida’s Agency for Health Care Administration’s drug importation program, which is the first step toward Florida facilitating importation of certain prescription drugs from Canada. Authorization of other state programs may follow as other states have submitted importation program proposals. The Trump Administration has publicly supported such state-directed importation programs, and FDA has taken steps to facilitate such states in initiating such programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect that other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenue. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product.

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

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment of government funds, or knowingly makes, uses, or causes to be made or used a false statement material to a false or fraudulent claim, or knowingly conceals or knowingly and improperly avoids, or decreases an obligation to pay money to the government. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claims laws analogous to the False Claims Act. Some of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper promotion of off-label uses (i.e., uses not expressly approved by the FDA in a drug’s label), and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance.

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

We may be subject to, or our marketing activities may be limited by, data privacy and security law and regulation promulgated by both the U.S. federal government and the U.S. states in which we conduct our business. For example, under HIPAA, the U.S. Department of Health and Human Services imposes upon “covered entities” (broadly, healthcare providers, health plans and healthcare clearinghouses) and their respective “business associates” (individuals or entities that create, receive, maintain or transmit protected health information on behalf of a covered entity) the HIPAA Privacy and Security Rules which include privacy obligations; requirements to implement appropriate administrative, physical and technical safeguards to ensure the confidentiality, integrity, and security of electronic protected health information; and breach response notification obligations. Although we are neither a covered entity nor business associate, and therefore not subject to the HIPAA Privacy and Security Rules, we must monitor developments with these requirements for changing obligations that may apply to us. The Federal Trade Commission (the “FTC”) also requires companies to take appropriate steps to keep consumers’ personal information secure and to make accurate statements regarding how they secure personal information under their custody or control, such as in a privacy notice. The FTC also expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of personal information it holds, the size and complexity of its business, and the cost of available tools to improve data security and reduce vulnerabilities. Individually identifiable health information, which we process, is considered sensitive data that merits stronger safeguards. Violations of the foregoing FTC requirements may constitute unfair or deceptive acts or practices under Section 5(a) of the Federal Trade Commission Act (the “FTC Act”). While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to bring enforcement actions based on the FTC’s interpretation of public privacy statements. Additionally, the FTC’s Health Breach Notification Rule applies to health apps and other similar technologies and includes breach notification requirements. The SEC also implemented rules around incident reporting, requiring cybersecurity incidents to be reported 4 business days after determining that an incident is material. Further, events that we cannot fully control, such as data breaches, may also result in civil penalties, FTC enforcement or enforcement by U.S. state attorneys general or other regulators.

The U.S. Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202 (the “Bulk Transfer Rule”). The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

Various U.S. states have implemented privacy laws and regulations that regulate the use and disclosure of health information and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and its implementing regulations (the “CCPA”), created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and PHI. The CCPA is enforced by the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations resulting in increased privacy and information security enforcement. Several other states have implemented similar consumer privacy laws that took effect in the past year or will take effect in the near future and states have implemented or are considering laws that specifically focus on the processing of personal data related to individuals’ health, including California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act. The foregoing U.S. state privacy laws impose many similar obligations as the CCPA on our processing of personal information. Other U.S. states are considering similar privacy legislation, and industry organizations regularly adopt and advocate for new standards in these areas. The uncertainty, ambiguity, complexity, and potential inconsistency surrounding the implementation and interpretation of the CCPA and other enacted or forthcoming U.S. state privacy laws exemplify the vulnerability of our business to the evolving regulatory environment related to the privacy, security and confidentiality of personal information and protected health information. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

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

Where our activities involve foreign government officials, they may also potentially be subject to the Foreign Corrupt Practices Act (“FCPA”). If we seek to have a product paid for with federal funds under the Medicaid programs or Medicare Part B, various obligations, including government price reporting, are required under the Medicaid rebate provisions of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, each as amended, which generally require products to be offered at substantial rebates/discounts to such programs and certain purchasers. Government price reporting may also be required with respect to average sales price, which serves as the basis of reimbursement under Medicare Part B. In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Federal laws require the implementation of systems to provide, capture, and maintain information about transactions involving drug products distributed within the United States and the trading partners who engaged in such transactions. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities and/or register their sales representatives. Many of our current as well as possible future activities are potentially subject to federal and state consumer protection and unfair competition laws. We must also comply with laws that require clinical trial registration and reporting of clinical trial results on the publicly available clinical trial databank maintained by the National Institutes of Health at www.ClinicalTrials.gov. We are subject to various environmental, health and safety regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous substances. From time to time, and in the future, our operations may involve the use of hazardous materials.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (the “Clinical Trials Regulation”) was adopted. The Clinical Trials Regulation entered into force on January 31, 2022. The Clinical Trials Regulation is directly applicable in all the EEA countries, repealing the prior Clinical Trials Directive. The new Clinical Trials Regulation allows a sponsor to start and conduct a clinical trial in accordance with the Clinical Trials Directive during a transitional period of one year after the application date, i.e. January 31, 2022. The transition period for the trials ongoing at the moment of applicability will be a maximum of three years after the date of application of the Clinical Trials Regulation. Clinical trials authorized under the current Clinical Trials Directive before January 31, 2023, can continue to be conducted under the Clinical Trials Directive until January 31, 2025. An application to transition ongoing trials from the current Clinical Trials Directive to the new Clinical Trials Regulation will need to be submitted and authorized in time before the end of the transitional period. The new Clinical Trials Regulation is intended to simplify and streamline the approval of clinical trials in the EEA. The main characteristics of the regulation include: a streamlined application procedure through a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts.

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

In addition to data privacy and security regulations in the United States, we may be subject to, or our marketing activities may be limited by, data privacy and security regulations in the EEA, Switzerland, or the United Kingdom (“UK”), where the legislative and regulatory landscape continues to evolve. There has been increased regulator attention to privacy and data security issues that could potentially affect our business, including through legislation such as the EEA General Data Protection Regulation (“EEA GDPR”) and UK General Data Protection Regulation (“UK GDPR,” and together, the “GDPR”), which each imposes strict obligations on the processing of personal data, including the transfer of personal data from the EEA, Switzerland, or UK to third countries that the European Commission has determined does not ensure an adequate level of protection, such as the United States. Such requirements may be subject to change in the near future as the European Commission announced proposed amendments to the GDPR in November 2025. If we violate the GDPR, we may face significant penalties of up to EUR 10,000,000 or 2% of our total worldwide annual turnover, or for more serious violations, up to EUR 20,000,000 or 4% of our total worldwide annual turnover.

Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland and the UK, such as the United States. Such safeguards include the use of standard contractual clauses approved by the European Commission and the UK and Swiss Data Protection Authorities as well as the EU-U.S. Data Privacy Framework.

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

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain, and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress, and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (the “CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of cryptocurrency, the markets for cryptocurrency in general, and our activities in particular, our business and our cryptocurrency acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our cryptocurrency strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining on the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including bitcoin, fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

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

In addition, because transactions in cryptocurrency provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of cryptocurrency and cryptocurrency platforms, and there is the possibility that law enforcement agencies could close cryptocurrency platforms or other cryptocurrency-related infrastructure with little or no notice and prevent users from accessing or retrieving cryptocurrency held via such platforms or infrastructure. For example, in her January 2021 nomination hearing before the Senate Finance Committee, Treasury Secretary Janet Yellen noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. The Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list, and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

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

Employees and Human Capital Resources

As of December 31, 2025, we had approximately 34 full-time employees, including three employees who have M.D.s or Ph.D.s. Within our workforce, 7 employees were primarily engaged in research and development, 8 were primarily engaged in sales and marketing and 19 were primarily engaged in general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relationships with our employees. We focus on identifying, attracting, incentivizing, developing and retaining an exceptional team of highly talented and motivated employees to support our current product pipeline and future business goals. In order to drive innovation, we continuously improve our human capital management strategies and find ways to foster engagement and growth within our company.

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

Risks Related to Cryptocurrency

•
Our cryptocurrency treasury strategy has not been tested.
•
Absent federal regulations, there is a possibility that certain cryptocurrencies may be classified as “securities” or be determined to be offered and sold as a “security.” Any such classification of a cryptocurrency would subject us to additional regulation and could materially impact the operation of our business.
•
If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.
•
We may be subject to regulatory developments related to crypto assets and crypto asset markets, including the corresponding risk of enforcement actions against us, which could adversely affect our business, financial condition, and results of operations.
•
Changes in the accounting treatment of cryptocurrency holdings could have significant accounting impacts, including increasing the volatility of our results.
•
Our management will rely upon the advice of an asset manager through an asset management agreement to assist in executing a narrowly focused investment strategy, which may not yield the desired return.
•
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
•
We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.
•
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

We have a limited operating history. Prior to March 2019, our operations were conducted through Scilex Pharma, which was formed in September 2012 and is now our wholly owned subsidiary. In March 2019, we effected a corporate reorganization and acquired Semnur Pharmaceuticals, Inc., then a majority-owned subsidiary of our company (“Legacy Semnur”), which was formed in June 2013. Since our inception, we have focused on organizing and staffing our company, business planning, raising capital, identifying potential non-opioid pain therapy candidates, undertaking preclinical studies and clinical trials of our product candidates and establishing research and development and manufacturing collaborations. Most of our revenue to date is attributable to sales of ZTlido, and we expect that sales of ZTlido will account for most of our revenue for at least the near term. Our relatively short operating history as a company makes any assessment of our future success and viability subject to significant uncertainty.

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

Since our inception, we have incurred significant net losses, with net losses of $374.1 million and $72.8 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, and 2024, we had an accumulated deficit of approximately $921.8 million and $563.1 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

The terms of the Oramed Note and the Tranche B Notes impose certain operating and financial covenants that restrict our operating and financial flexibility. and any failure to comply with such covenants could result in an event of default that could adversely affect our business, financial condition and results of operations.

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

The make-whole amount was waived by Oramed for our voluntary prepayments in March 2024. If the Oramed Note is accelerated upon an event of default, we are required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring us and our subsidiaries to, following the earlier of (x) April 1, 2024, and (y) the date on which the Acceptable Indebtedness (as defined in the Oramed Note) is repaid in full, use 70% of the net cash proceeds of any Cash Sweep Financing (as defined in the Oramed Note) or advance under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal amount of the Oramed Note (the “Mandatory Prepayment Sweep”). Following each of the April 2024 RDO, the receipt of the FSF Deposit and the ATM Sales Agreement (each as defined below), we made mandatory prepayments of $9,578,835, $7,000,000 and $1,760,796, respectively, to Oramed, which equals 70% of the net cash proceeds we received from each of the April 2024 RDO, the FSF Deposit and the sale of shares pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

On October 8, 2024 (the “Issuance Date”), we issued and sold in a registered offering to certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Tranche B Investors, the “Tranche B Noteholders”) senior secured convertible notes in the aggregate principal amount of $50,000,000 (the “Tranche B Notes”), which notes are convertible into shares of Common Stock, pursuant to that certain securities purchase agreement we entered into with the Tranche B Noteholders, dated as of October 7, 2024 (the “Tranche B Securities Purchase Agreement”). In consideration for Tranche B Notes issued to Oramed, the outstanding principal balance of the Oramed Note was reduced by $22,500,000, and an additional principal payments of an aggregate amount of $15,000,000 were made in November and December 2024. As of December 31, 2025, the outstanding principal amount, as well as the accrued interest and fees, of the Oramed Note was $28,192,316.82, with the remaining amount due on March 21, 2025, which maturity date was extended to December 31, 2025 pursuant to an amendment letter we entered into with Oramed, dated as of January 21, 2025 , and subsequently extended to March 31, 2026 pursuant to the Option Agreement (as defined and described in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The Tranche B Notes bear interest at a rate of 5.5% per annum, payable in arrears on the first trading day of each calendar quarter, beginning January 2, 2025, payable, at our option, either in cash or in shares of Common Stock, subject to certain conditions.

The Oramed Note and the Tranche B Notes contain affirmative and negative covenants binding on us and our subsidiaries which restrict, among other things, us and our subsidiaries from incurring indebtedness or liens, repaying certain indebtedness, or declaring or paying any cash dividends or distribution, selling or otherwise disposing of any assets, entering into transactions with affiliates, in each case as more fully set forth in, and subject to certain qualifications, exceptions, and “baskets” set forth in the Oramed Note and the Tranche B Notes. The Oramed Note also contains covenants requiring us to maintain a segregated bank account under specific terms and conditions, for purposes of receiving the Mandatory Prepayment Sweep, requiring SCLX Stock Acquisition JV LLC, our indirect wholly owned subsidiary (“SCLX JV”), to comply with the separateness representations and covenants in its organizational documents, and requiring our subsidiary, SCLX DRE Holdings LLC, to maintain its status as a passive holding company. The Tranche B Notes also require us to, at the request of the holder, not more frequently than once per fiscal year, hire an independent, reputable investment bank to investigate whether any breach of the Tranche B Notes has occurred if an event constituting an event of default has occurred and is continuing or any holder reasonably believes that an event constituting an event of default has occurred or is continuing. In addition, the Tranche B Notes prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Tranche B Notes under a written agreement approved by the required holders of the Tranche B Notes before the transaction is completed. Upon consummation of specified fundamental transactions, the successor entity must confirm that upon conversion or redemption of the Tranche B Notes thereafter, shares of the successor entity will be issuable 60 upon such conversion or redemption. The holders of the Tranche B Notes also have certain redemption rights upon a fundamental transaction constituting a change of control.

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

In such events or in the event of any other redemption event or event of default under the Oramed Note or the Tranche B Notes, we may not have enough available cash or be able to obtain financing at the time we are required to pay cash with respect to the Oramed Note or the Tranche B Notes. In addition, our ability to pay cash upon default of the Oramed Note or the Tranche B Notes may be limited by law, regulatory authority, or any agreement governing our future indebtedness.

We may be unable to comply with the covenants of our debt agreements with The St. James Bank.

We must comply with certain affirmative and negative covenants under our debt agreements with The St. James Bank. On December 1, 2025, we entered into that certain Non-Recourse Loan and Securities Pledge Agreement (as amended, the “Scilex-St. James Loan Agreement”) with The St. James Bank & Trust Company Ltd. (“St. James”), and on December 15, 2025, SCLX JV, our independently managed subsidiary, entered into that certain Non-Recourse Loan and Securities Pledge Agreement with St. James (the “SCLX JV-St. James Loan Agreement”, and together with the Scilex-St. James Loan Agreement, the “St. James Loan Agreements”). We may not be

able to satisfy all such covenants or obtain any required waiver or amendment, in which event St. James could refuse to make further extensions of credit to us and could require all amounts borrowed under the St. James Loan Agreements, together with accrued interest and other fees, to be immediately due and payable. In addition to allowing St. James to accelerate the repayment of amounts borrowed, several events of default under the St. James Loan Agreements could require us to pay interest at a rate higher than the interest rate effective immediately before the event of default. Following an event of default, if St. James accelerates the repayment of all amounts borrowed, together with accrued interest and other fees, we may not have sufficient cash available to repay the amounts due, and we may be forced to seek to amend the terms of the St. James Loan Agreements or obtain alternative financing, which may not be available to us on acceptable terms, if at all. In addition, if we fail to pay amounts when due under the St. James Loan Agreements or upon the occurrence of another event of default, St. James could proceed against the collateral granted to it pursuant to the St. James Loan Agreements. As of March 31, 2026, we have nil shares of common stock of Datavault AI Inc. pledged as collateral under the Scilex-St. James Loan Agreement, and under the SCLX JV-St. James Loan Agreement, SCLX JV currently has nil shares of our Common Stock pledged as collateral. If St. James proceeds against the collateral, such assets would no longer be held by us or SCLX JV, respectively, which would have a significant adverse effect on our business, financial condition and results of operations.

On March 11, 2026, we filed a lawsuit (the "Scilex-St. James Loan Complaint") against St. James, certain affiliates thereof (collectively with St. James, the "Wade Defendants") and Bank of New York Mellon Corporation ("BNY") in connection with the St. James Loans and certain treatment of the shares pledged as collateral therefor, asserting (1) federal securities fraud (against all defendants); (2) state securities fraud (against the Wade Defendants); (3) fraudulent inducement (against the Wade Defendants); (4) unlawful conversion (against all defendants); and (5) negligence (against BNY). There can be no assurance that we will be successful in litigating such claims against St. James, the Wade Defendants or BNY. Following the filing of the Scilex-St. James Loan Complaint, St. James sent us a notice of default asserting, inter alia, that the filing of the Scilex-St. James Loan Complaint constituted an event of default under the Scilex-St. James Loan.

We may be required to make milestone payments to the former stockholders of Semnur in connection with our development and commercialization of SEMDEXA, which could adversely affect the overall profitability of SEMDEXA, if approved.

Under the terms of the Agreement and Plan of Merger we entered into with Semnur, Sigma Merger Sub, Inc., our prior wholly owned subsidiary, Fortis Advisors LLC, solely as representative of the “Semnur Equityholders”, and Sorrento, for limited purposes, we are obligated to pay the Semnur Equityholders up to an aggregate of $280.0 million in contingent cash consideration based on the achievement of certain milestones. A $40.0 million payment will be due upon obtaining the first approval of a new drug application by the FDA (“NDA”) of any Semnur product, which includes SEMDEXA. Additional payments will be due upon the achievement of certain cumulative net sales of Semnur products, as follows:

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

As of December 31, 2025, our cash and cash equivalents were approximately $5.0 million, and we had an accumulated deficit of approximately $921.8 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we disclose that there is substantial doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the years ended December 31, 2025, and 2024, which stated that management has concluded that substantial doubt exists about our ability to continue as a going concern for one year after the date our consolidated financial statements are issued. We have negative working capital and have incurred significant operating losses and negative cash flows and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of approximately $921.8 million as of December 31, 2025 and approximately $563.1 million as of December 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to become a profitable operating company is dependent upon our ability to generate revenue and obtain financing adequate to fulfill our development and commercialization activities and achieving a level of revenue adequate to support our cost structure. We have plans to obtain additional resources to fund our currently planned operations and expenditures through additional debt and equity financing. We will need to seek additional financing to fund our current operations, including the commercialization of ZTlido, GLOPERBA and ELYXYB, as well as the development of our other material product candidates for the next 12 months. Our plans are substantially dependent upon the success of future sales of ZTlido, GLOPERBA and ELYXYB among which ELYXYB and GLOPERBA are still in the early stages of commercialization, and are dependent upon, among other things, the success of our marketing of ZTlido, ELYXYB and GLOPERBA and our ability to secure additional payor contracts with terms that are consistent with our business plan. If we are unable to obtain sufficient funding, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

We have previously identified material weaknesses in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to timely and accurately report our financial results, and such material weaknesses may result in a material misstatement of our consolidated financial statements.

As of December 31, 2023, we have remediated the previously identified material weaknesses in our internal control over financial reporting, and we have not identified a material weakness in our internal control over financial reporting for the year ended December 31, 2025. If we identify additional material weaknesses or deficiencies in internal controls in the future and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could negatively affect the market price and trading liquidity of our Common Stock, lead to delisting, causing investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

If, in the future, we identify material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results or report them within the timeframe required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our business, financial condition and results of operations could suffer.

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

Under the Product Development Agreement and the Commercial Supply Agreement, we license the rights to ZTlido from, and rely exclusively on, Oishi and Itochu for the manufacturing and supply of ZTlido and SP-103. Oishi and Itochu have the right to terminate the Product Development Agreement and the Commercial Supply Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement and the Commercial Supply Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of December 31, 2025, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of December 31, 2025, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement and the Commercial Supply Agreement are terminated, we would lose access to the intellectual property and proprietary manufacturing process upon which ZTlido and SP-103 depend.

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

Historically, we have purchased our clinical supply requirements for sodium hyaluronate, one of the excipients for SP-102, solely from Genzyme Corporation (“Genzyme”) pursuant to a supply agreement, which terminated as of May 31, 2024. We anticipate that our current supply of sodium hyaluronate will be sufficient to satisfy our clinical supply requirements for sodium hyaluronate. Although we are currently in the process of identifying and certifying new suppliers to fulfill our future clinical and commercial supply requirements for sodium hyaluronate, we may not be able to find an alternative supplier of sodium hyaluronate on commercially reasonable terms, or at all.

Under the “Lifecore Master Services Agreement”, we depend on Lifecore to manufacture clinical supplies of SEMDEXA. Lifecore has the right to terminate the Lifecore Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement and fail to cure such breach within 30 days of written notice; (2) if we (a) become insolvent, (b) cease to function as a going concern, (c) become convicted of or plead guilty to a charge of violating any law relating to either party’s business, or (d) engage in any act which materially impairs goodwill associated with SEMDEXA or materially impairs the terminating party’s trademark or trade name; (3) if we fail to pay past due invoices upon 30 days’ written notice, or (4) if we reject or fail to respond to a major change proposed by Lifecore that does not change Legacy Semnur’s written and approved acceptance criteria in its product specifications. In the event that Lifecore decides to terminate the Lifecore Master Services Agreement, finding an alternative manufacturer on commercially reasonable terms, or at all, may be difficult. On June 6, 2023, Legacy Semnur entered into the Second Amendment to Lifecore Master Services Agreement with Lifecore, which extended the term of the agreement until December 31, 2028.

Under the "Tulex Master Services Agreement" and Tulex Statement of Work, we depend on Tulex to develop, test and manufacture clinical supplies of SP-104. Tulex has the right to terminate the Tulex Master Services Agreement under certain circumstances, including, but not limited to: (1) if we are in material breach of the agreement or a statement of work and fail to cure such breach within 15 days after receipt of notice of such breach (or such other time period expressly stated in the applicable statement of work) or (2) in the event of our insolvency, bankruptcy, reorganization, liquidation or receivership, or a failure to remove any insolvency, bankruptcy, reorganization, liquidation or receivership proceedings within ten days from the date of institution of such proceedings. In addition, we may terminate the agreement or any statement of work (a) without cause upon 30 days prior written notice to Tulex or (b) immediately upon written notice in the event Tulex is dissolved or undergoes a change in control. In the event that the Tulex Master Services Agreement or a statement of work is terminated, we may not be able to find an alternative manufacturer and supplier on commercially reasonable terms.

Additionally, the manufacturing facilities used by our third-party suppliers and manufacturers must continue to comply with FDA requirements and, when located outside the U.S., applicable foreign requirements, and are subject to periodic announced or unannounced inspections. We have limited control over the ability of our third-party suppliers and manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our third-party suppliers and manufacturers fail to comply with FDA requirements, the FDA may not authorize the manufacture of our products and product candidates at these facilities, and we may be unable to find alternative manufacturing facilities in a timely manner or at all. The failure by such third parties to comply with applicable requirements could result in sanctions being imposed on us, including clinical holds, delays in obtaining product approvals, fines, injunctions, import detention, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of our product, operating restrictions and criminal prosecutions.

In addition, our product candidates may compete with other product candidates and products for access to manufacturing facilities and other supplies. There are a limited number of manufacturers that operate under current Good Manufacturing Practice ("cGMP")

regulations and that might be capable of manufacturing for us. Also, prior to the approval of our product candidates, we would need to identify a contract manufacturer that could produce our products on a commercial scale and that could successfully complete FDA pre-approval inspection and inspections by other health authorities. Agreements with such manufacturers or suppliers may not be available to us at the time we would need to have that capability and capacity.

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

Certain of our existing license and supply agreements impose various milestones and other obligations on us. For example, under our Product Development Agreement with Itochu and Oishi, if our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, Itochu and Oishi have the right to terminate the Product Development Agreement if the parties are unable to resolve the concerns after 30 days of good-faith negotiation. As of December 31, 2025, our net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of December 31, 2025, neither Oishi nor Itochu has exercised its right of termination.

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

We currently do not have the ability to independently conduct any clinical trials. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as GCP requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately protected, including being sufficiently informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as contract research organizations (“CROs”), to conduct GCP-compliant clinical trials of our product candidates properly and on time. While we have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GCP-compliant clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount and timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GCP-compliant clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. For any violations of laws and regulations in the conduct of our preclinical studies and clinical trials, we could be subject to warning letters or enforcement actions that may include civil penalties up to and including criminal prosecution.

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

Delays in clinical trials could result in increased costs for us and delay our ability to obtain commercial approval and generate additional revenue.

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
•
a facility manufacturing our product candidates or any of their components being ordered by the FDA to temporarily or permanently shut down or conduct significant remediation due to violations of cGMP regulations or other applicable requirements;
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

Health pandemics or other health crises, including COVID-19, have in the past and could again in the future result in a disruption of our businesses, delay our research and development programs and timelines, negatively impact our productivity and increase risks associated with cybersecurity. More specifically, these types of events may negatively impact personnel at third-party manufacturing facilities or the availability or cost of materials, which could disrupt our supply chain. Moreover, our clinical trials may be negatively affected. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources. Some patients may not be able or willing to comply with trial protocols if wide-spread health crisis impedes patient movement or interrupt healthcare services. Our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure) may be hindered, which would adversely affect our trial operations. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our clinical trials, including the collection of data from our trials, and the effects of health pandemics or other health crises may affect their ability to devote sufficient time and resources to our programs. As a result, the expected timeline for data readouts, including incompleteness in data collection and analysis and other related activities, and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and adversely affect our business, financial condition, results of operations and prospects. In addition, the impact of such health pandemics or other health crises on the operations of the FDA or other regulatory authorities could negatively affect our planned trials and approval processes.

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval for our product candidates, and the approval may be for a more narrow indication than we seek.

We cannot commercialize our product candidates until the appropriate regulatory authorities have reviewed and approved the product candidates. The process of obtaining regulatory approvals and subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals. Even if our product candidates meet the safety and efficacy endpoints in clinical trials, the data may not be considered sufficient by regulatory authorities, those regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA advisory committee is convened, including if such advisory committee recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory authority policy or data requirements during the period of product development, clinical trials and the regulatory review process.

Even if we receive regulatory approval, the FDA may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, black box warnings or a Risk Evaluation and Mitigation Strategy (“REMS”). The FDA may require labeling that includes warnings and precautions or contra-indications with respect to conditions of use or may grant approval subject to the performance of costly post-marketing clinical trials. In addition, the FDA may not approve the labeling claims that are considered necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

The conditions for which we currently plan to evaluate our product candidates are common, but the eligibility criteria of our clinical trials limit the pool of available trial participants. For example, we experienced a delay in the enrollment of our now completed SEMDEXA Phase 3 clinical trial in sciatica due to the selective eligibility criteria in place to reduce the placebo effect and the impacts of COVID-19 and may experience similar issues with enrollment of our other planned clinical trials.

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

Further, obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be obtained or applied consistently. We may not be able to provide sufficient data to gain acceptance with respect to coverage and reimbursement. Additionally, coverage may be more limited than the purposes for which the product is approved by the FDA or similar regulatory authorities outside of the United States. Assuming that coverage is obtained for a given product, the resulting reimbursement rates might not be adequate or may require co-payments or co-insurance that patients find unacceptably high. Patients, physicians, and other healthcare providers may be less likely to prescribe, dispense or use, as applicable, any approved product unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost.

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

The failure of any of our product candidates could have a lasting negative impact on our reputation, which could, in turn, impact our ability to successfully enter into future licensing arrangements or other transactions with potential counterparties, raise future capital or attract key personnel to join us. As a result, our business and prospects would be materially harmed, and our results of operations and financial condition would likely suffer materially.

ZTlido, GLOPERBA and ELYXYB may have undesirable properties that could result in significant negative consequences, and our product candidates may cause undesirable side effects that could delay or prevent their regulatory approval.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with ZTlido, GLOPERBA, ELYXYB and our product candidates. In the event that ZTlido, GLOPERBA or ELYXYB is identified to have undesirable side effects, a number of potentially significant negative consequences could occur. Regulatory authorities may withdraw their approval of the product, or we may withdraw the product from the market or suspend distribution or initiate product recalls. Restrictions may be imposed on the manufacturing or marketing of ZTlido, GLOPERBA or ELYXYB or any component thereof, including the imposition of a REMS plan that may require creation of a Medication Guide outlining the risks of such side effects for distribution to patients, as well as elements to assure safe use of the product, such as a patient registry and training and certification of prescribers. Any of these events could damage our reputation and prevent us from achieving or maintaining market acceptance of ZTlido, GLOPERBA or ELYXYB.

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

In the event that our product candidates reveal an unacceptable severity and prevalence of these or other side effects, the clinical trials could be suspended or terminated, and the FDA could order us to cease further development of or deny approval of our product candidates, for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

If contamination or other quality defects are discovered in our supply of ZTlido, GLOPERBA, ELYXYB or our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the defects. We may not be successful in securing additional sources at all or on a timely basis, which could materially harm our development timelines. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to begin new clinical trials at additional expense or terminate clinical trials completely.

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, product testing, stability issues, compliance with cGMP, lot consistency and timely availability of raw materials. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition and results of operations.

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

Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements. In some cases, the technology required to manufacture our product candidates may be unique to the original manufacturer and we may have difficulty transferring such skills or technology to another third party. The process of changing manufacturers is extensive and time-consuming and could cause delays or interruptions in our product candidate supply. Further, if we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with all applicable regulations and guidelines, including cGMPs, and that the post-change material is comparable to pre-change. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

Risks Related to our Business and Operations

If we are unable to retain our key executives, it may delay our development efforts and harm our business, financial condition and results of operations.

Our industry has experienced a high rate of turnover of management personnel in recent years. If we are not able to attract, retain and motivate key executives to accomplish our business objectives, we may experience constraints that will significantly impede our ability to raise additional capital and our ability to implement our overall business strategy. In particular, and following the resignation of our former Chief Executive Officer and President, Jaisim Shah, we are highly dependent upon our executive officers, including Henry Ji, Ph.D., our Chief Executive Officer, President and Chairperson, and Stephen Ma, our Chief Financial Officer and Chief Operating Officer. The loss of services of these executive officers could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials and the successful commercialization of ZTlido, GLOPERBA and ELYXYB. We do not carry “key person” insurance on any of our executive officers or other employees.

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

As of December 31, 2025, we had approximately 34 full-time employees, which reflects the transition of our sales force to a third-party agency (see Note 13 titled “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information). We may need to continue to expand our managerial, operational, sales and marketing, finance and other resources in order to manage our operations, clinical trials, research and development activities, regulatory filings, manufacturing and supply activities, and any marketing and commercialization activities, including co-promotion activities. Future growth would impose significant added responsibilities on members of management, including:

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

As previously announced, our Board authorized our management to explore ways in which to maximize the value of Legacy Semnur, and SP-102 (SEMDEXA™), the product candidate held by Legacy Semnur, for us and our stockholders, including by way of conducting a spin-off, merger, dividend, reclassification or other similar transaction.

On August 30, 2024, Legacy Semnur entered into an agreement and plan of merger (as may be amended or restated from time to time in accordance with its terms, including by Amendment No. 1 thereto, dated as of April 16, 2025, and Amendment No.2 thereto, dated as of July 22, 2025, the “Semnur Business Combination Agreement”) with Denali Capital Acquisition Corp. (“Denali”) and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”), in connection with a business combination (the “Semnur Business Combination”). The Semnur Business Combination was completed on September 22, 2025, pursuant to the Semnur Business Combination Agreement, and Denali Merger Sub merged with and into Legacy Semnur, the separate corporate existence of Denali Merger Sub ceased, and Legacy Semnur became the surviving corporation and a wholly owned subsidiary of Denali. In connection with the consummation of the Semnur Business Combination, Denali changed its name to “Semnur Pharmaceuticals, Inc.” (“Semnur”) and Scilex became a majority owner thereof upon consummation of the Semnur Business Combination.

There is no assurance the Semnur Business Combination will actually maximize the value of Legacy Semnur and/or the SP-102 assets for us or our stockholders. In addition, we remain liable for significant transaction costs, including legal, accounting and financial advisory fees.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

Although we endeavor to obtain appropriate insurance coverage for insurable risks that we identify, we do not carry insurance for all categories of risk that our business may encounter.

Insurance coverage is becoming increasingly expensive. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles and lower coverage limits. We may not be able to maintain insurance coverage at a reasonable cost, or in sufficient amounts to protect us against losses due to liability. While we maintain property, casualty and general liability coverage, we do not carry specific biological or hazardous waste insurance coverage, and our insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of any products we develop. We currently carry product liability insurance covering use in our clinical trials in the amount of $10.0 million in the aggregate. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amount awarded by a court or negotiated in a settlement that exceeds our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses.

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

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures, technologies and market pressures. Accordingly, from time to time we may expand our business and intellectual property portfolio through the acquisition of new businesses and technologies. We cannot be sure that we will achieve anticipated benefits from any acquisition to justify the transaction.

Competition within our industry for acquisitions of businesses, technologies and assets may become intense. Even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms, or the target may be acquired by another company. We may enter into negotiations for acquisitions that are not ultimately consummated. Those negotiations could result in diversion of management time and significant out-of-pocket costs.

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

Moreover, the current administration has substantially altered prior U.S. government international trade policy and has commenced activities to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the current administration has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain U.S. goods. It remains unclear what the current administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. Although the current administration has not yet implemented tariffs on pharmaceuticals, there can be no assurance that it will not implement such tariffs in the future. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers, increase the cost of materials purchased to manufacture our products, impact our ability to sell our products outside the United States or to sell our products outside the United States at competitive prices and/or to affect the United States or global economy or certain sectors thereof and, thus, could adversely impact our business.

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

Social media is increasingly being used to communicate about our research, product candidates, investigational medicines and the diseases our product candidates and investigational medicines are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of non-compliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we may fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, our employees, affiliates and/or business partners may use social media for their personal use, and their activities on social media or in other forums could result in adverse publicity for us. Any negative publicity as a result of social media posts, whether or not such claims are accurate, could adversely impact us. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business, financial condition and results of operations.

Our business and operations would suffer in the event of a system failure.

While we have implemented and maintain security measures, our computer systems and those of our CROs and other contractors and consultants are vulnerable to, and have experienced, computer viruses, unauthorized access, cybersecurity attacks, and other security incidents, including as perpetrated by hackers, or as the result of natural disasters, terrorism, war, or telecommunications or electrical failures. For example, there was a cyberattack on Change Healthcare in March 2024. We worked diligently with our co-pay savings card adjudicators to resolve the breakdown of processing of insurance claims by Change Healthcare and restored the co-pay savings card processing for ZTlido and ELYXYB, which has been restored to normal operations. This incident did not have a material impact on the Company as a whole. A material system failure or security breach, if such an event were to occur, could result in a material disruption of our product development programs or a loss of our trade secrets or other proprietary information. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce such data. To the extent that any disruption or security breach were to result in the loss of or damage to our data or applications, or the unauthorized disclosure of confidential or proprietary information, including personal data, we could incur material legal liability or be the subject of legal claims, suffer damage to our reputation, lose or harm our intellectual property rights, and delay the continued research, development and commercial efforts of ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved. If we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, whether arising out of cybersecurity matters or some other matter, that claim could have a material adverse effect on our business, financial condition, and results of operations.

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

As widely reported, global credit and financial markets have experienced volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, as well as the continued hostilities between Russia and Ukraine, and Israel and Hamas.

More recently, the escalating conflict with Iran and related military actions throughout the Middle East have caused significant uncertainty, including increased fuel prices and shipping channel disruptions, adding to disruptions to global economic conditions caused by Russia’s invasion of Ukraine and sanctions against Russia. U.S. military intervention in Venezuela also could cause disruptions to global economic conditions and affect the stability of those regions. It is not possible to predict the broader consequences of these ongoing conflicts. It is also not possible to predict with certainty these ongoing conflicts and additional adverse effects on existing U.S. macroeconomic conditions and financial markets, all of which could impact the business, financial condition, and results of operations of the Company as well as our ability to raise capital. There can be no assurances that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, the closure of any additional national or regional commercial banks could lead to further economic instability.

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

The Product Development Agreement imposes various development, regulatory and/or commercial diligence obligations, payments and other obligations. Oishi and Itochu have the right to terminate the Product Development Agreement under certain circumstances, including, among other things: (1) if we are in material breach of the agreement and the breach is not curable or if the breach is curable and we fail to cure such material breach within 180 days after notice requesting to cure; (2) if, at any time during the term of the Product Development Agreement, the market conditions are such that (a) our total net profits for ZTlido and SP-103 are equal to or less than five percent of our net sales of ZTlido and SP-103 for a period of four or more consecutive quarters, or (b) the economic viability of ZTlido and SP-103 is affected significantly as evidenced by documentation and substantial information by any external circumstances deemed detrimental to all parties as agreed to by us, on the one hand, and Oishi and Itochu, on the other hand, and the parties are unable to resolve the concerns under the foregoing clauses (a) and (b) after 30 days of good-faith discussion; and (3) in the event of our bankruptcy or assignment for the benefit of creditors. As of December 31, 2025, Scilex’s net profits for ZTlido and SP-103 have not exceeded five percent of net sales. Accordingly, Oishi and Itochu have the right to terminate the Product Development Agreement and Commercial Supply Agreement. As of December 31, 2025, neither Oishi nor Itochu has exercised its right of termination. If the Product Development Agreement is terminated for certain reasons, such as our material breach of the agreement, our bankruptcy, or lack of economic viability, we will be required to transfer all licensed intellectual property rights, including those relating to ZTlido and

SP-103, to Oishi and Itochu or their designee, at our own cost and expense. The loss of such licenses could materially harm our business, financial condition and results of operations.

We are party to the Romeg License Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, and if we lose the right to license such intellectual property or if the Romeg License Agreement is terminated for any reason, our ability to commercialize GLOPERBA would be harmed.

On June 14, 2022 (the “Original Signing Date”), we entered into the Romeg License Agreement for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, which was amended by that First Amendment to License and Commercialization Agreement, dated as of January 16, 2025. Under the Romeg License Agreement, among other things, Romeg granted us (1) a license, with the right to sublicense, under the patents and know-how specified therein to (a) commercialize a pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Romeg U.S. Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products in the Romeg U.S. Territory and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Romeg U.S. Territory; (2) an exclusive license, with right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof (collectively, the “Licensed Trademark”) in connection with the commercialization of the Initial Licensed Product solely in the Romeg U.S. Territory; and (3) pursuant to the amendment thereto, a license, with the right to (a) sublicense under the know-how and, if any, patents existing worldwide other than the Romeg U.S. Territory (the “Romeg Ex-U.S. Territory”), as specified therein, to develop, manufacture and commercialize Licensed Products in the Romeg Ex-U.S. Territory and (b) to use the Licensed Trademark in connection with the commercialization of the Licensed Products in the Romeg Ex-U.S. Territory. With respect to the foregoing clause (1), the license to know-how is exclusive for purposes of developing and commercializing Licensed Products in the Romeg U.S. Territory during the Romeg U.S. Territory Royalty Term, but is otherwise non-exclusive, and the license to patents is exclusive for purposes of developing and commercializing Licensed Products in the Romeg U.S. Territory until July 1, 2027 and, thereafter, is co-exclusive with Granules Pharmaceuticals, Inc. for the royalty term for such purposes. The Romeg U.S. Territory begins on the Original Signing Date and ends on the later of (i) expiration of the last-to-expire of the patents that covers the manufacture or commercialization of the Licensed Products in the Romeg U.S. Territory or (ii) the tenth anniversary of the Original Signing Date. With respect to the foregoing clause (3), the license to know-how patents (if any) is exclusive during the Romeg Ex-U.S. Territory Royalty Term but is otherwise non-exclusive. The Romeg Ex-U.S. Territory Royalty Term begins on the date of the amendment agreement and ends on the tenth anniversary of such date. Our ability to commercialize GLOPERBA and develop Licensed Products depends on the effectiveness and continuation of the Romeg License Agreement. If we lose the right to license the intellectual property rights granted by the Romeg License Agreement, our ability to develop GLOPERBA as well as new product candidates based on the licensed intellectual property would be harmed.

The Romeg License Agreement imposes various developments, regulatory and/or commercial diligence obligations, payments and other obligations. Romeg has the right to terminate the Romeg License Agreement under certain circumstances, including, among other things: (a) in the event we are in material breach of the Romeg License Agreement, unless we have cured any such breach within 60 days after any notice thereof was provided; (b) upon notice to us, if we fail to timely pay any milestone payment, percentage royalties or minimum quarterly royalties or fail to timely deliver the requisite quarterly report, which termination will be effective 30 days after the date of such notice, unless we have made such payment in full or delivered such quarterly report within such 30 day period; (c) immediately, if we challenge the licensed patents under any court action or proceeding or before any patent office or assist any third party to conduct any of these activities; (d) by written notice to us if sales of the Licensed Products do not commence or continue within specified periods agreed to by the parties; or (e) in the event of our bankruptcy or assignment for the benefit of creditors. If the Romeg License Agreement is terminated for certain reasons, such as our material breach of the agreement, our bankruptcy, or our failure to timely pay milestone payments, we will be required upon Romeg’s request to transfer all licensed intellectual property rights, including those relating to GLOPERBA and the Licensed Products, to Romeg or its designee, within thirty days after the termination of the Romeg License Agreement at a price to be agreed upon by the parties. The loss of such licenses could materially harm our business, financial condition and results of operations.

There can be no assurance that we will successfully develop or commercialize the technology in-licensed pursuant to the Datavault License Agreement or the Vivasor-Datavault License Agreement.

On November 3, 2025, we entered into a license agreement with Datavault (the “Datavault License Agreement”), pursuant to which Datavault granted us a worldwide, exclusive, non-transferable license, with the right to sublicense, under the patents and know-how specified therein to among other things, research, develop, make, have made, use, sell, have sold, offer for sale, import, export, register, market, promote, advertise, commercialize and distribute the Proprietary Materials (as defined in the Datavault License Agreement). We plan to use the technology under the Datavault License Agreement to develop a real-world-asset-tokenization (RWA) in the biotech and pharmaceutical industry, on which our products and product candidates data will potentially be centralized and tokenized for monetization purposes.

On December 20, 2025, Vivasor entered into a license agreement with Datavault (the “Vivasor-Datavault License Agreement”). Pursuant to the Vivasor-Datavault License Agreement, Datavault granted us a worldwide, exclusive, non-transferable license, with the right to sublicense, under certain patents and know-how to, among other things, research, develop, make, have made, use, sell, have sold, offer for sale, import, export, market, promote, commercialize and distribute products incorporating the licensed technology (the “Vivasor Licensed Product”) within a defined target market.

There is no assurance that we will ever successfully tokenize our products or product candidates or that we will experience market reception for our products in development or increased market reception for our existing products or the acceptance of RWA pathway/technologies in the biotech and pharmaceutical industry, or that we will ever generate revenue from the Vivasor Licensed Products. To date, we have paid approximately $2.5 million for the Datavault license and, as of December 31, 2025, the $20.0 million license fee under the Vivasor-Datavault License Agreement remains payable. We plan to devote resources to the development and commercialization of the real-world-asset-tokenization and of the Vivasor Licensed Products. Our efforts to develop and commercialize such technology and products may require significant resources and may never be successful.

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

The patents and patent applications that we own, or in-license may fail to result in issued patents with claims that protect ZTlido, GLOPERBA, ELYXYB and our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application, or be used to invalidate a patent. Even if patents do successfully issue and even if such patents cover ZTlido, GLOPERBA, ELYXYB and our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

Presently we have intellectual property rights, through acquisitions and licenses from third parties, related to ZTlido, SP-103 and GLOPERBA. Because our programs for ZTlido, GLOPERBA, ELYXYB, SP-103 and SP-104 may require the use of additional proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently, and these rights may be held by others. It may also be commercially advantageous to use trademarks held by others. We may be unable to acquire, or in-license proprietary rights related to any compositions, formulations, methods of use, processes or other intellectual property rights from third parties that we identify as being necessary for our product candidates. Even if we are able to obtain a license to such proprietary rights, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Where we obtain licenses from or collaborate with third parties, we may not have the right to control the preparation, filing and prosecution of patent and trademark applications, or to maintain the patents covering technology that we license from third parties and associated trademark registrations, or such activities, if controlled by us, may require the input of such third parties. We may also require the cooperation of our licensors and collaborators to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents, trademarks and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business, in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents and trademarks, or any patents and trademark registrations that may issue from such applications. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, including making royalty and milestone payments, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license, or expiration of licensed patents or patent applications, or loss of trademark rights, could have a material adverse impact on our business. Our business would suffer if any such licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents or trademarks against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours, and others may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Any such patent application may have priority over our patent applications, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the PTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions. Other countries have similar laws that permit secrecy of patent applications and may be entitled to priority over our applications in such jurisdictions.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and key personnel. For example, on June 22, 2022, we filed a complaint against Aveva and Apotex in the U.S. District Court for the Southern District of Florida alleging infringement of certain Orange Book patents covering ZTlido. See the section of this Annual Report on Form 10-K titled “Legal Proceedings” for additional information regarding such proceedings. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our business, financial condition and results of operations. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Intellectual property protection varies throughout the world and is subject to change over time. In the United States, for small molecule drug products, such as ZTlido, GLOPERBA and ELYXYB, the Hatch-Waxman Act provides generic companies powerful incentives to seek to invalidate our pharmaceutical patents. As a result, we expect that our U.S. patents on major pharmaceutical products will be routinely challenged, and there can be no assurance that our patents will be upheld. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a distraction to management and other employees. We face generic manufacturer challenges to our patents outside the United States as well. In addition, competitors or other third parties may claim that our activities infringe patents or other intellectual property rights held by them. If successful, such claims could result in our being unable to market a product in a particular territory, or being required to pay damages for past infringement or royalties on future sales.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition and our business, financial condition and results of operations may be adversely affected.

We have registered trademarks with the PTO for the mark “ZTlido,” “SCILEX,” “ELYXYB,” and “RESPONSIBLE BY DESIGN,” and we have filed trademark applications for the marks “SEMNUR PHARMACEUTICALS,” “SCILEX BIO,” and “SEMDEXA” in the United States. We also have trademark registrations for ZTlido in the UK and Greece, and we have a pending trademark application for ZTlido in China. In China, we were involved in an ongoing dispute regarding third-party trademarks for ZTlido filed in the name of 秦皇島恆駿商貿有限公司 (Qinhuangdao Hengjun Trading Co., Ltd.). The China National Intellectual Property Administration issued a decision in our favor in February 2025, which has now become final. Our trademarks or trade names may be challenged, infringed, diluted, tarnished, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, dilution or tarnishment claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business, financial condition and results of operations may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources.

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

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations, and there are other open questions under patent law that courts have yet to decisively address. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the PTO, the laws and regulations governing patents could change in unpredictable ways and could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments could have a material adverse effect on our competitive position, business, financial condition and results of operations. For example, recent decisions raise questions regarding the award of PTA for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution, but, the complexity and uncertainty of European patent laws has also increased in recent years. For example, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a relatively new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a significant disadvantage in defending our intellectual property rights and in defending against claims that ZTlido, GLOPERBA, ELYXYB or any of our product candidates infringes or misappropriates third-party intellectual property rights. However, we may seek to use various post-grant administrative proceedings, including procedures created under the AIA, to invalidate potentially overly broad third-party rights. Even if we can defend our position, the cost of doing so may adversely affect our ability to grow, generate revenue or become profitable. In the course of the ongoing litigation or any future additional litigation to which we may be subject, we may not be able to protect our intellectual property at a reasonable cost, or at all. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal, contractual or intellectual property rights, which could have a significant adverse effect on our business, financial condition and results of operations.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize ZTlido, GLOPERBA and ELYXYB, or develop and commercialize one or more of our product candidates. For example, Takeda filed the GLOPERBA Patent Litigation against us and Scilex Pharma on November 6, 2023, alleging that our filing with the FDA of an application for approval of a proposed revision to the product label for our GLOPERBA product infringed the Colcrys Patents. Takeda sought an order that the effective date of any FDA approval of our labeling revision be no earlier than the expiration date of the Colcrys Patents, and such further and other relief as the court may deem appropriate. On March 7, 2024, we entered into a Settlement Agreement (the “Settlement Agreement”) with Takeda to resolve the action and entered into a license agreement with Takeda pursuant to which Takeda granted a non-exclusive license to us and our affiliates of certain patents owned by Takeda. The Settlement Agreement was subject to review by the Federal Trade Commission and the U.S. Department of Justice, neither of which objected during the review period. After the expiration of the review period, the U.S. District Court for the District of Delaware entered a final consent judgment on May 3, 2024. See the section of this Annual Report on Form 10-K titled “Legal Proceedings” for additional information regarding such proceedings. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, cease marketing ZTlido, GLOPERBA or ELYXYB, or developing our product candidates, limit our uses, pay royalties or redesign our infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of ZTlido, GLOPERBA or ELYXYB or our product candidates, if approved. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further commercialize ZTlido, GLOPERBA or ELYXYB, or develop and commercialize one or more of our product candidates, which could harm our business, financial condition and results of operations significantly.

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

The requirements for patentability and patent enforcement differ in many countries. Filing, prosecuting and defending patents on ZTlido, GLOPERBA, ELYXYB and all of our product candidates throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement in some countries is not as strong as that in the United States. These products may compete with ZTlido, GLOPERBA, ELYXYB or our product candidates, if approved, in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. If any of these events occur or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope or requests for PTA. If we or our partners, collaborators, licensees or licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and results of operations.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and potentially licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of ZTlido, GLOPERBA, ELYXYB or our product candidates. Generally, patents are granted a term of 20 years from the earliest claimed non-provisional filing date. In certain instances, patent terms can be adjusted and increased to recapture a portion of delay incurred by the PTO in examining the patent application. The scope of patent protection may also be limited. Without patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The time required to obtain marketing approval from the FDA or comparable non-U.S. regulatory authorities for a product candidate is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities, and its outcome is inherently uncertain. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. For example, following our March 2022 announcement of the final results from our Phase 3 trial for SEMDEXA, we believed that we had sufficient data to support the safety and efficacy of SEMDEXA, which would provide us with a pathway for a 505(b)(2) NDA submission. In November 2023, we had a Type C meeting with the FDA to discuss the requirements for filing a 505(b)(2) NDA for SEMDEXA. In the Type C meeting, the FDA indicated that it did not agree that the clinical data collected from the single Phase 3 CLEAR-1 trial was sufficient to support the safety and efficacy of SEMDEXA, given the risks associated with interventional procedures. The FDA requested that a confirmatory trial be conducted, noting the absence of any existing FDA-approved epidural steroid product for the treatment of sciatica. The FDA provided guidance regarding expectations for this additional trial needed prior to a 505(b)(2) NDA filing, including expectations for the size of the safety database and specific safety monitoring requirements. Specifically, the FDA requested that the confirmatory Phase 3 CLEAR-2 trial include a larger safety database to further validate the safety and efficacy of SEMDEXA. In February 2024, we had a Type D meeting with the FDA to preview the newly designed trial with the FDA, in order to reduce the potential need for any other additional confirmatory trials prior to a 505(b)(2) NDA filing. During the Type D meeting, the FDA provided further guidance with respect to the requirements needed to help best position us to be able to satisfy the requirements for a 505(b)(2) pathway approval. Our future success depends on our ability to develop, receive regulatory approval for, and introduce new products or product enhancements that will be accepted by the market in a timely manner.

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

We have limited experience submitting applications for marketing authorization to the FDA, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if our clinical trials are successful. There remains substantial uncertainty as to how, if at all, the current U.S. administration will seek or continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. State governments may also attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. This uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Furthermore, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo, which overturned the long-standing Chevron doctrine that required courts to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes, could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. The Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations and other impacts to the agency rule-making process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

Certain manufacturers in the market in which we compete distribute certain products without completing the FDA approval process. For example, we believe certain lidocaine topical patches, plaster or poultice products marketed OTC and without FDA approval, require approval and compete inappropriately with ZTlido. In December 2018, we filed a citizen’s petition asking the FDA to clarify its requirements and take enforcement action against such products. Furthermore, we believe the labeling and marketing of certain OTC lidocaine patches products are false and deceptive, which could cause significant damages to our business and a diminution of goodwill in our intellectual property. In addition, on March 7, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which included statutory provisions reforming FDA’s mechanisms for regulating OTC drugs. Under the CARES Act, the FDA considers a drug to be generally recognized as safe and effective (“GRASE”) if it meets certain requirements, including items such as the active ingredient, indication for use, dosage, route of administration, and labeling set forth in the OTC monograph and related rulemakings. Historically, the FDA was required to establish, revise, and amend an OTC monograph by notice-and-comment rulemaking, which was lengthy and resource-intensive. The CARES Act replaces the rulemaking process with a final administrative order process. Administrative orders may be initiated by the FDA or at the request of a drug manufacturer or any other person. After a period for public comment on the administrative order, the FDA is able to issue a final administrative order, rather than a regulation, permitting the drug to be marketed over the counter. In 2023, the FDA posted a final administrative order for external analgesic drug products for OTC human use. As this process is much more streamlined and less burdensome, this may benefit the manufacturers of lidocaine topical patches to obtain GRASE status from the FDA and thereby legally market these products over-the-counter and compete with ZTlido.

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

A fast-track product designation or other designation to facilitate product candidate development may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

A product sponsor may apply for fast-track designation from the FDA if a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition. The FDA has broad discretion whether or not to grant this designation. We have received fast track designation for SEMDEXA for the treatment of sciatica and SP-103 for the treatment of chronic neck pain. Even though SEMDEXA and SP-103 have received fast track designation, we may not experience a faster process, review or approval compared to conventional FDA procedures. A fast-track designation does not expedite clinical trials or mean that regulatory requirements are less stringent or provide assurance of ultimate marketing approval by the FDA. Instead, fast track designation provides opportunities for frequent interactions with FDA review staff, as well as eligibility for priority review, if relevant criteria are met, and rolling review of individual sections of an NDA submitted to the FDA as they become finalized. The FDA may rescind the fast-track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA may also withdraw any fast-track designation at any time.

Changes in funding for the FDA could hinder its ability to hire and retain key leadership and other personnel or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business, financial condition and results of operations.

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

Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business, financial condition and results of operations. For example, over the last several years, including for 43 days beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of manufacturing facilities in 2020. Additionally, the current administration announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. For example, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. If a prolonged government shutdown occurs, if funding for the FDA or other federal agencies (including their workforce) is reduced or if future global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, U.S. state laws and regulations relating to data privacy and security and consumer protection are constantly evolving. For example, the California Consumer Privacy Act (as amended by the California Privacy Rights Act, the “CCPA”) created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and PHI. The CCPA is enforced by the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations resulting in increased privacy and information security enforcement. Several other states have implemented similar consumer privacy laws that took effect in the past year or will take effect in the near future and states have implemented or are considering laws that specifically focus on the processing of personal data related to individuals’ health, including California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act. In addition, all 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. The state privacy laws vary from each other in many ways, which may complicate compliance efforts. The effects on our business of the state privacy laws and general consumer protection authorities are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to so comply. Privacy laws and regulations are constantly evolving and there are a number of legislative proposals at both the state and federal levels that could impose new obligations or limitations in areas affecting our business.

The FTC also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions. Additionally, the FTC’s Health Breach Notification Rule that clarified applies to health apps and other similar technologies and includes breach notification requirements, which adds complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported 4 business days after determining that an incident is material.

The U.S. Department of Justice issued a final rule entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” codified at 28 CFR part 202 (the “Bulk Transfer Rule”). The Bulk Transfer Rule prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to countries of concern, such as China, Russia, and Iran to prevent access by foreign adversaries. It restricts our ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

International data protection laws, including the EU’s and UK’s GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR imposes several data protection requirements in the EU, as well as fines for violations that can reach up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information, including the right to access, correct and delete their data. Such requirements may be subject to change in the near future as the European Commission announced proposed amendments to the GDPR in November 2025. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025, or the DUAA, was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation.

Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland and the UK, such as the United States. Such safeguards include the use of standard contractual clauses approved by the European Commission and the UK and Swiss Data Protection Authorities as well as the EU-U.S. Data Privacy Framework. If we are unable to implement a valid solution to transfer personal data from the EEA to the United States or other countries that have not been deemed to provide an essentially equivalent level of data protection, we may face increased exposure to regulatory action, substantial fines, or injunction orders to stop processing personal data from EEA, Swiss, or UK residents. Any inability to import personal data to the United States may also restrict our clinical trials activities in the EU; limit our ability to collaborate with contract research organizations as well as other service providers, contractors and other companies subject to EU data privacy and security laws; and require us to increase our data processing capabilities in the EU and the UK at a significant expense. Additionally, other countries outside of the EU have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business. The types of challenges we face in the EEA, Switzerland, and the UK will likely also arise in other jurisdictions that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity.

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

Our business may be impacted by actions of the current U.S. administration, including executive orders, policies, new legislation and judicial decisions.

Actions of the current U.S. administration may cause us to change our business operations, with an unknown impact to our stakeholders, including patients, healthcare providers and employees. Failure to comply with new administration actions could expose us to litigation or other government actions. There can be no assurance that our compliance with new administration actions will provide sufficient mitigation.

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

If we are found to have improperly promoted off-label uses of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, or if we are found to have improperly engaged in pre-approval promotion prior to the approval of such product candidates, we may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as ZTlido, GLOPERBA, ELYXYB, and our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. Physicians may use our products, and our product candidates if they receive marketing approval, for their patients in a manner that is inconsistent with the approved labels, if the physicians believe in their professional medical judgment they could be used in such manner. However, if we are found to have promoted any of our products for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against us. The FDA, Department of Justice or other regulatory authorities could also request that we enter into a consent decree or a corporate integrity agreement or corporate monitorship, or seek a permanent injunction against us under which specified promotional conduct is monitored, changed or curtailed. If we cannot successfully manage the promotion of ZTlido, GLOPERBA, ELYXYB, or our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition and results of operations.

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

Since its enactment, there have been ongoing efforts to modify the ACA and its implementing regulations. For example, tax legislation enacted at the end of 2017 included provisions that, effective January 1, 2019, eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage, or the so-called “individual mandate.” It is unclear how healthcare reform measures enacted by Congress or implemented by the current administration or efforts, if any, to modify the ACA or its implementing regulations, or portions thereof, will impact our business. Litigation and legislation over the ACA and other healthcare reform measures are likely to continue, with unpredictable and uncertain results. Further, additional legislative changes to and regulatory changes under or related to the ACA remain possible.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of, on average, 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2032, with the exception of a temporary suspension from May 1, 2020, through May 31, 2022, due to the COVID-19 pandemic. The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter into 2032. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. presidential executive orders, U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reform government program reimbursement methodologies for pharmaceutical products, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs, as addressed further in the risk factor below titled “If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs applicable to our product or product candidates, if approved, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. Furthermore, recently enacted legislation, future legislation and other healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.” While any proposed measures may require authorization through additional legislation to become effective, Congress and recent presidential administrations have each indicated an intent to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted or implemented in the future, any of which could limit the amounts that federal health care programs and commercial payers will pay for healthcare products and services, which could result in reduced demand for ZTlido, GLOPERBA, ELYXYB and our product candidates, if approved, or additional pricing pressures.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs applicable to our product or product candidates, if approved, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. Furthermore, recently enacted legislation, future legislation and other healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and may affect the prices we may set.

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

A failure to comply with reporting and payment obligations under the Medicaid Drug Rebate program and other governmental programs could negatively affect financial results. CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes under the ACA to the Medicaid Drug Rebate Program. The final regulation has increased and will continue to increase costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on the results of operations, particularly if CMS challenges the approach a manufacturer has taken in the implementation of the final regulation. Other regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program may have a similar impact. In addition, potential policy changes by the current administration may introduce additional uncertainty for our business, including changes to the level of scrutiny applied by the Health Resources and Services Administration (“HRSA”) to enforce non-compliance with the 340B program, new price restrictions on products we sell to Medicaid, Medicare or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. Any such policy shifts could significantly impact our business and operations.

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

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. Implementation of this regulation has affected manufacturer obligations and potential liability under the 340B program. Manufacturers are also required to report the 340B ceiling prices for covered outpatient drugs to HRSA, which then publishes them to 340B covered entities. Any charge by HRSA that a manufacturer has violated the requirements of the program or the regulation could negatively affect financial results. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that can be appealed to a federal court. An ADR proceeding could subject a manufacturer to onerous procedural requirements and could result in additional liability. Further, any additional future changes to the definition of average manufacturer price and the Medicaid rebate amount under the ACA or otherwise could affect our 340B ceiling price calculations and negatively affect results of operations. In recent years, two U.S. Courts of Appeals for the Third Circuit and District of Columbia Circuits (the “Third Circuit” and “D.C. Circuit,” respectively) have ruled that, under Section 340B, manufacturers are not required to provide the discounted drugs to an unlimited number of contract pharmacies, but can impose some contractual limitations on how products may be distributed. The Third Circuit also upheld the ADR rules. One other case is pending in the U.S. Court of Appeals for the Seventh Circuit. Various states have also enacted laws prohibiting manufacturers from placing conditions on covered entities’ use of contract pharmacies. At least two U.S. Courts of Appeals for the Fifth and Eighth Circuits have ruled in favor of state laws that prohibit drug manufacturers from interfering with how a 340B covered entity distributes 340B drugs to patients. Litigation continues related to the implementation of the 340B program.

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

Congress could also enact additional changes that affect our overall rebate liability and the information we report to the government as part of price reporting calculations. The IRA also requires the U.S. Department of Health and Human Services (“HHS”) to negotiate prices for a limited number of single-source brand-name drugs or biologics without generic or biosimilar competitors that are covered under Medicare Part D (starting in 2026) and Part B (starting in 2028). The number of drugs affected is limited to ten Part D drugs for 2026, another fifteen Part D drugs for 2027, another fifteen Part D and Part B drugs for 2028, and another twenty Part D and Part B drugs for 2029 and later years. On August 29, 2023, HHS announced the list of the ten drugs for which negotiations will occur. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, the prices of which are scheduled to become effective January 1, 2026. On January 17, 2025, HHS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025, the prices of which will be effective starting January 1, 2027. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Drugs that are less than 9 years (for small-molecule drugs) or 13 years (for biological products) from their FDA approval or licensure date are excluded from the negotiation process. Small biotech drugs, defined as those which account for 1% or less of Part D or Part B spending and account for 80% or more of spending under each part on that manufacturer’s drugs, are also excluded until 2029. CMS has issued initial guidance on the implementation of the provisions. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of march-in rights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not generally been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised although the current Administration has indicated a willingness to explore the use of such rights.

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

Any brand name we intend to use for our product candidates will require authorization from the FDA regardless of whether we have secured a formal trademark registration from the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner, or at all, which would limit our ability to successfully commercialize our product candidates.

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

Our operations are subject to certain anti-corruption laws, including the FCPA, and other anti-corruption laws that apply in countries where we conduct business, including performing clinical trials. The FCPA and other anti-corruption laws generally prohibit us and our employees and intermediaries from bribing, being bribed or making other prohibited payments to foreign government officials or other persons to obtain or retain business or gain some other business advantage. We, our commercial partners and our affiliates operate in a number of jurisdictions that pose a risk of potential FCPA violations, and we participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Business Combination) to April 2, 2026, our closing stock price ranged from $3.99 to $518.03. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

•
general political and economic conditions, including the wars in Ukraine and the Middle East, and regime change in Venezuela;
•
effects of natural or man-made catastrophic events;
•
effects of public health crises, pandemics and epidemics; and
•
other events or factors, many of which are beyond our control, such as the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions.

Further, the global equity markets in general have recently experienced extreme price and volume fluctuations, including as a result of the COVID-19 pandemic, economic uncertainty and increased interest rates, inflation, the government closure of Silicon Valley Bank and Signature Bank, and liquidity concerns at other financial institutions that may be unrelated to our operating performance. More recently, the escalating conflict with Iran and related military actions throughout the Middle East have caused significant uncertainty, including increased fuel prices and shipping channel disruptions, adding to disruptions to global economic conditions. Continued market fluctuations could result in extreme volatility in the price of our Common Stock, which could cause a decline in the value of our Common Stock. Price volatility of our Common Stock might worsen if the trading volume of our Common Stock is low. In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against the Company, could cause us to incur substantial costs and divert management’s attention and resources from our business. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our Common Stock.

We have not paid cash dividends in the past and we do not expect to pay cash dividends in the foreseeable future and there is no assurance that we will complete the previously declared stock dividend. Any return on investment may be limited to the capital appreciation, if any, of our Common Stock.

We have not paid cash dividends on our Common Stock, and we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Should we decide in the future to do so, as a holding company, our ability to pay dividends on our capital stock and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries, including Legacy Scilex. In addition, our ability to pay dividends may be limited by covenants in future outstanding indebtedness that we or our subsidiaries may incur. Since we do not intend to pay cash dividends, a stockholder’s ability to receive a return on such stockholder’s investment will depend on any future appreciation in the market value of our Common Stock. There is no guarantee that our Common Stock will appreciate or even maintain the price at which our stockholders have purchased it.

Future sales, or the perception of future sales, of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our Common Stock, the trading price of our Common Stock could decline, and it could impair our ability to raise capital through the sale of additional equity securities.

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

On March 10, 2023, the Federal Deposit Insurance Corporation (the “FDIC”) announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation and on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, and the FDIC was named receiver. Although we do not maintain any bank accounts with Silicon Valley Bank or Signature Bank, we regularly maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit. Any failure of a depository institution to return any of our deposits, or any other adverse conditions in the financial or credit markets affecting depository institutions, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

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

We may issue additional equity securities to fund future expansion and pursuant to equity incentive or employee benefit plans. We may also issue additional equity for other purposes. These securities may have the same rights as our Common Stock or, alternatively, may have dividends, liquidation or other preferences to our Common Stock. The issuance of additional equity securities, whether upon conversion of the Tranche B Notes into Common Stock or otherwise, will dilute the holdings of existing stockholders and may reduce the share price of our Common Stock.

Pursuant to the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”), which became effective on November 9, 2022, we are authorized to grant equity awards to our employees, directors and consultants. In addition, pursuant to the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”), which became effective on November 9, 2022, we are authorized to sell shares to our employees. Further, pursuant to the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”), which was adopted on January 17, 2023, we are authorized to grant equity awards to individuals as a material inducement to join the Company. A total of 222,117 shares of Common Stock (which number of shares accounts for the automatic annual increase on January 1, 2026), 217,302 shares of Common Stock (which number of shares accounts for the annual increase on January 1, 2026) and 40,000 shares of our Common Stock have been reserved for future issuance under the Equity Incentive Plan, the ESPP and the Inducement Plan, respectively. In addition, the Equity Incentive Plan and ESPP provide for annual automatic increases in the number of shares reserved thereunder, in each case, beginning on January 1, 2023. As a result of such annual increases, our stockholders may experience additional dilution, which could cause the price of our Common Stock to fall.

Pursuant to the Amended and Restated Registration Rights Agreement, dated as of November 10, 2022, by and among us, Vickers Venture Fund VI Pte Ltd, Vickers Venture Fund VI (Plan) Pte Ltd, Sorrento Therapeutics, Inc. and certain security holders set forth on the signature pages thereto (the “November 2022 Registration Rights Agreement”), which was entered into in connection with the Business Combination, certain stockholders of Vickers and Legacy Scilex can each demand that we register their registrable securities under certain circumstances and will each also have piggyback registration rights for these securities. In addition, we are required to file and maintain an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering such securities and certain of our other securities. We have filed a registration statement on Form S-1 (File No. 333-268603) which was initially declared effective by the SEC on December 27, 2022, in order to satisfy these obligations. The registration of these securities will permit the public sale of such securities, subject to certain contractual restrictions imposed by the November 2022 Registration Rights Agreement and the Merger Agreement. The presence of these additional shares of our Common Stock trading in the public market may have an adverse effect on the market price of our securities.

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

On November 21, 2024, we received a second letter from Nasdaq advising us that we were not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5250(c)(1) (“Listing Rule 5250(c)(1)”) as a result of our failure to file the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (the “2024 Q3 Form 10-Q”) in a timely manner. Listing Rule 5250(c)(1) requires listed companies to timely file all required periodic reports (the “Timely Reporting Requirement”) with the SEC. Under Nasdaq rules, we had 60 calendar days from receipt of such notice, or until January 20, 2025, to submit a plan to regain compliance with the Listing Rule. We regained compliance with Listing Rule 5250(c)(1) by filing the 2024 Q3 Form 10-Q on January 17, 2025.

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

We and/or our directors and officers may be subject to litigation or other actions as a result of or relating to our internal investigation and our failure to timely file the 2024 Q3 Form 10-Q with the SEC and an unfavorable outcome with respect to such matters could harm our business, financial condition and results of operations.

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

On March 27, 2020, President Trump signed into law the CARES Act, which included certain changes in tax law (including to the TCJA) intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Subsequently, former President Biden signed the IRA into law, which contained certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations, an excise tax of 1% on certain corporate stock buy-backs, and an excise tax with respect to certain drug sales for failing to offer a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation.

On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA, allowing for accelerated tax deductions for qualified property and research expenditures, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in calendar year 2025 and others implemented through calendar year 2027. The aggregate impact of the OBBBA remains uncertain.

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

As of December 31, 2025, we have 6,958,204 outstanding SPAC Warrants (as defined below), which are currently exercisable for an aggregate of up to 198,807 shares of our Common Stock (on a post-Reverse Stock Split basis) in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $402.50 per whole share (on a post-Reverse Stock Split basis). “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that, following the Scilex Business Combination and the Reverse Stock Split, entitle the holder of each whole warrant to purchase 1/35th of a share of Common Stock at a price of $402.50 per whole share (the “Public Warrants”), and (ii) the 6,840,000 warrants (which are currently exercisable for an aggregate of up to 195,429 shares of Common Stock, on a post-Reverse Stock Split basis) sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 (which are currently exercisable for an aggregate of up to 78,172 shares of Common Stock) were subsequently forfeited and 3,104,000 (which are currently exercisable for an aggregate of up to 88,686 shares of Common Stock, on a post-Reverse Stock Split basis) were transferred to Sorrento, in each case in connection with the Scilex Business Combination) (the “Private Warrants”).

As of December 31, 2025, we have outstanding (i) 3,803,447 February 2024 BDO Firm Warrants which are currently exercisable for an aggregate of up to 108,686 shares of our Common Stock, the exercise price of which is $59.50 per share; (ii) 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of our Common Stock, the exercise price of which is $74.38 per share; (iii) the Deposit Warrant, which is currently exercisable for an aggregate of up to 3,250,000 shares of our Common Stock, at an exercise price of $1.20 per share and (iv) 1,200,000 April 2024 RDO Placement Agent Warrants, which are currently exercisable for an aggregate of up to 34,286 shares of our Common Stock, the exercise price of which is $43.75 per share.

On October 8, 2024, we issued the October 2024 Noteholder Warrants to purchase an aggregate of 214,284 shares of Common Stock. On the same date, we also issued the October 2024 Placement Agent Warrants to purchase an aggregate of 104,848 shares of Common Stock, which became exercisable 180 days following the date of issuance. The current exercise price of both the October 2024 Noteholder Warrants and the October 2024 Placement Agent Warrants is $36.40 per share. On July 22, 2025, we entered into the Warrant Exchange Agreements with the Tranche B Investors, pursuant to which the October 2024 Noteholder Warrants to purchase up to 107,142 shares of Common Stock were surrendered in exchange for the Exchange Warrants to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $40.00 per share. Oramed waived its right to participate in the exchange.

On December 13, 2024, we issued the December 2024 RDO Pre-Funded Warrants to purchase an aggregate of 68,604 shares of Common Stock, which have been fully exercised as of the date of this Annual Report on Form 10-K. On the same date, we also issued the December 2024 RDO Common Warrants to purchase an aggregate of 1,642,871 shares of Common Stock and the StockBlock Warrants to purchase an aggregate of 131,472 shares of Common Stock, which became exercisable 180 days following the date of issuance. The exercise price of both the December 2024 RDO Common Warrants and the StockBlock Warrants is $22.72 per share and $25.81 per share, respectively.

On September 30, 2025, we issued the September 2025 Warrants to purchase an aggregate of 275,000 shares of Common Stock, which are currently exercisable for an aggregate of 275,000 shares of Common Stock, the exercise price of which is $20.00 per share.

On November 25, 2025, we issued a warrant (the “November 2025 Investor Warrant”) to purchase an aggregate of 1,356,594 shares of Common Stock, which are currently exercisable for an aggregate of 1,356,594 shares of Common Stock. On the same date, we also issued to StockBlock, Rodman & Renshaw LLC, or their respective designees warrants (the “November 2025 Placement Agent Warrants”) to purchase up to an aggregate of 72,352 shares of Common Stock, which are currently exercisable for an aggregate of 72,352 shares of Common Stock. The exercise price of both the November 2025 Investor Warrant and the November 2025 Placement Agent Warrants is $29.00 per share.

To the extent the SPAC Warrants, the February 2024 BDO Firm Warrants, the February 2024 BDO Representative Warrants, the Deposit Warrant, the Fee Warrant, the April 2024 RDO Placement Agent Warrants, the October 2024 Noteholder Warrants, the October 2024 Placement Agent Warrants, the December 2024 RDO Common Warrants, the StockBlock Warrants, the Exchange Warrants, the September 2025 Warrants, the November 2025 Investor Warrant and the November 2025 Placement Agent Warrants (collectively, the “Warrants”) are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See below risk factor, “The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the-money and may also expire worthless.”

The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the money and may also expire worthless.

As of December 31, 2025, the exercise price for our SPAC Warrants is $402.50 per whole share of Common Stock. On April 2, 2026, the closing price of our Common Stock on the Nasdaq Capital Market was $7.44. If the price of our shares of Common Stock remains below $402.50 per whole share, which is the exercise price of our SPAC Warrants, we believe our warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our SPAC Warrants will be in the money prior to their expiration and, as such, our SPAC Warrants may expire worthless.

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

In addition, as noted above, on April 2, 2026, the closing price of our Common Stock on the Nasdaq Capital Market was $7.44, making almost all of the Warrants out-of-the-money. If the price of our shares of Common Stock remains below the exercise prices of such warrants, we believe the holders of such warrants will be unlikely to cash exercise such warrants, resulting in little or no cash proceeds to us. There is no guarantee that such out-of-the-money warrants will be in the money prior to their expiration and, as such, may expire worthless.

We may redeem any unexpired SPAC Warrants prior to their exercise at a time that is disadvantageous to you, thereby making the SPAC Warrants worthless.

We have the ability to redeem outstanding SPAC Warrants (other than Private Warrants still held by the initial purchasers thereof) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per SPAC Warrant, provided that the closing price of our Common Stock equals or exceeds $630.00 per share (as adjusted for share subdivisions, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on each of the 20 trading days within any 30-trading-day period commencing after the SPAC Warrants become exercisable and ending on the third trading day prior to the date on which notice of redemption is given. If and when the SPAC Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding SPAC Warrants could force the holders thereof to: (i) exercise such SPAC Warrants and pay the exercise price therefor at a time when it may be disadvantageous for a holder to do so; (ii) sell such SPAC Warrants at the then-current market price when a holder might otherwise wish to hold such SPAC Warrants; or (iii) accept the nominal redemption price that, at the time the outstanding SPAC Warrants are called for redemption, is likely to be substantially less than the market value of such Warrants.

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

Risks Related to Cryptocurrency

Our cryptocurrency treasury strategy has not been tested.

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

Cryptocurrency refers to digital assets that are issued by and transmitted through an open-source protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. We believe that cryptocurrencies intrinsically linked to a blockchain system, and the value of which is derived from or is reasonably expected to be derived from the use of the blockchain system, such as bitcoin, are not securities, but neither the SEC nor any other U.S. federal or state regulator has formally taken such a position. Despite the Trump Administration’s Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective “protecting and promoting the ability of individual citizens and private sector entities alike to access and to maintain self custody of digital assets,” cryptocurrency has not yet been classified with respect to U.S. federal securities laws, although, as of the date of this Annual Report on Form 10-K, the CLARITY Act is under consideration by the U.S. Senate following its passage by the House of Representatives and would provide greater certainty around the characterization of cryptocurrencies in which we intend to invest. Therefore, while (for the reasons discussed below) we believe that bitcoin, Ethereum and other cryptocurrencies intrinsically linked to a blockchain system are digital commodities and not “securities” within the meaning of the U.S. federal securities laws, and registration of the Company as an investment company under the 1940 Act, is therefore not required under the applicable securities laws, we acknowledge that, in the absence of applicable legislation, a regulatory body or federal court may determine otherwise. Therefore, our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that cryptocurrency is a “security,” which would require us to register as an investment company under the 1940 Act.

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

As cryptocurrency and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of cryptocurrency. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, which could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency.

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

In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope cryptocurrency assets at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our cryptocurrency in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our cryptocurrency holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. The Company adopted ASU 2023-08 in 2025. The adoption did not have a material impact on the Company’s financial statements as the Company did not hold any crypto assets as of the adoption date. During the third quarter of 2025, the Company began holding crypto assets, which are accounted for in accordance with ASU 2023-08. See Note 6 for related disclosures.

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

We may use a significant portion of the net proceeds from any one or more future offerings by the Company to purchase additional cryptocurrency, the price of which has been, and will likely continue to be, highly volatile.

We may use a significant portion of the net proceeds from any one or more future offerings by the Company to purchase additional bitcoin, Ethereum, BNB, Doge, and/or other blockchain-linked cryptocurrencies in accordance with our treasury strategy. Cryptocurrency is a highly volatile asset. Cryptocurrency does not pay interest, but if management determines to stake the cryptocurrency tokens in treasury, rewards can be earned on cryptocurrency. The ability to generate a return on investment from the net proceeds from any offering by the Company will depend on whether there is appreciation in the value of Ethereum, bitcoin, BNB, Doge, and other blockchain-linked cryptocurrencies following our purchases of such cryptocurrency with the net proceeds from any future offering by the Company and whether the Company is successful in pursuing other strategies to create income streams or otherwise generate funds using its cryptocurrency holdings. Future fluctuations in Ethereum’s, bitcoin’s, BNB’s, Doge’s, and other blockchain-linked cryptocurrencies’ trading prices may result in our converting cryptocurrency purchased with the net proceeds from any offering into cash with a value substantially below the net proceeds from such an offering.

Cryptocurrency and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of various cryptocurrencies. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Asset Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and cryptocurrency specifically. The consequences of increased or different regulations of digital assets and digital asset activities could adversely affect the market price of cryptocurrency and in turn adversely affect the market price of our Common Stock. Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Cryptocurrency holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by significant volatility in price; limited liquidity and trading volumes compared to sovereign currencies markets; relative anonymity; a developing regulatory landscape; potential susceptibility to market abuse and manipulation; compliance and internal control failures at exchanges; and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our cryptocurrency at favorable prices or at all. Further, cryptocurrency which we hold with our custodians does not enjoy the same protection as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If we are unable to sell our cryptocurrency, enter into additional capital raising transactions using cryptocurrency as collateral, or otherwise generate funds using our cryptocurrency holdings, or if we are forced to sell our cryptocurrency at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We do not believe we are subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our cryptocurrency treasury strategy, our use of leverage, the manner in which our cryptocurrency is intended to be custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our cryptocurrency holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding cryptocurrency.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our cryptocurrency, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our cryptocurrency and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to cryptocurrency. Blockchain-based cryptocurrencies and the entities that provide services to participants in the cryptocurrency ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021, it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. In May 2025, Coinbase experienced a significant breach of sensitive customer data and the misappropriation of digital assets resulting from the bribery of overseas insiders, leading to substantial financial losses for affected customers and prompting Coinbase to make certain operational adjustments, including increasing investment in insider-threat detection and automated response systems and opening a new support hub in the United States, and adding stronger security controls and monitoring across all locations. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers.

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

Attacks upon systems across a variety of industries, including industries related to cryptocurrency, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine, Israel-Hamas and U.S.-Israel-Iran conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the cryptocurrency industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

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

Our cryptocurrency is currently in custody accounts with Biconomy PTE.LTD (Biconomy"). If our custodially-held cryptocurrencies are considered to be the property of Biconomy, or a future custodians’ estates in the event that Biconomy or any such custodian were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of Biconomy, or such custodian, inhibiting our ability to exercise ownership rights with respect to such cryptocurrencies and this may ultimately result in the loss of the value related to some or all of such assets. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, and the filing and subsequent settlement of a civil fraud lawsuit have highlighted the counterparty risks applicable to owning and transacting in digital assets. These bankruptcies, closures, liquidations and other events have likely negatively impacted the adoption rate and use of cryptocurrencies. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of cryptocurrencies, limit the availability to us of financing collateralized by such assets, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our cryptocurrencies. Even if we are able to prevent our cryptocurrencies from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our cryptocurrencies held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our listed securities.

Our strategy contemplates that we may seek to generate premium income by selling call options related to cryptocurrencies and, as such, we may be subject to counterparty risk.

Our cryptocurrency treasury strategy contemplates that we may pursue strategies to create income streams or otherwise generate funds using our cryptocurrency holdings (for example, generating premium income by selling call options related to cryptocurrencies). Options are bi-lateral agreements that expose the Company to counterparty risk. A counterparty (the other party to a transaction or an agreement) to a transaction with the Company may be unable or unwilling to make timely payments or otherwise honor its obligations. Further, there is a risk that no suitable counterparties will be willing to enter into, or continue to enter into, option contracts with the Company and, as a result, the Company may not be able to achieve its investment objectives.

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

Risks Related to Artificial Intelligence

The development, adoption, and use of artificial intelligence (“AI”) technologies are rapidly transforming the life sciences industry, enabling faster data analysis, personalized medicine, and advancements in genomic services and sample management through machine learning and predictive modeling. However, the use of AI technologies by us or our vendors presents risks and challenges that could adversely impact our business. For example, disruption or failure in AI functionality could adversely affect our business, cause delays or inaccuracies in our offerings, or harm our reputation. Additionally, AI algorithms may be flawed and datasets in AI training, development and/or operations may be insufficient, of poor quality, or embed unwanted forms of bias. Outputs of AI systems may include hallucinations, bias or other forms of discrimination. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI enhanced solutions. If the recommendations, forecasts, or analyses that AI-powered applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Further, if we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed.

If we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness and requiring additional investments that increase our costs. Laws and regulations regarding AI technologies are rapidly evolving as well, including in the areas of intellectual property, cybersecurity, privacy, and data protection. Some AI scenarios may also present ethical issues, for example, due to unintentional biases that may stem from the predictive nature of AI algorithms and we may enable or offer solutions that draw controversy due to their perceived and actual impact on society. We could suffer reputational or competitive damage in addition to regulatory scrutiny. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI technologies in our business.

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

Our Audit Committee receives quarterly presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, vulnerability assessments, third-party and independent reviews, the threat environment, and information security issues encountered by other public companies. In addition to these oversight activities, the Audit Committee and the Board play a pivotal role in ensuring the Company’s cybersecurity strategy aligns with its overall risk management framework. They are responsible for reviewing and approving major cybersecurity policies, monitoring the effectiveness of the Company’s risk mitigation efforts, and staying informed about significant incidents or threats that may impact business operations. The Board also ensures that management has the resources and authority needed to implement cybersecurity initiatives and provides guidance on prioritizing investments in information security.

The Senior Director of IT acts as the Incident Manager and meets regularly with our Incident Response Team, including members of Financial Risk Management, IT Security, legal counsel, Internal Control and Human Resources senior management to discuss the necessary measures to take prior to and during an incident. Management’s responsibilities extend to the day-to-day administration of cybersecurity policies, processes, and practices. This includes proactively monitoring for threats, conducting vulnerability assessments, responding to incidents, and providing regular training to employees. In the event of an incident, the Incident Manager collaborates closely with executive leadership, keeping them informed of the incident’s status and coordinating response actions. Management is also tasked with continuously improving the Company’s cybersecurity posture by learning from past incidents and adapting policies and procedures accordingly. Furthermore, management ensures compliance with recognized frameworks such as the NIST Cybersecurity Framework and oversees the engagement of third-party providers for independent risk assessments. The Board and the Audit Committee receive prompt updates from management regarding any cybersecurity risks that meet reporting thresholds and are briefed on lessons learned after the recovery phase, reinforcing their role in strategic oversight and accountability.

The Senior Director of IT, in collaboration with a team of IT professionals, legal counsel, Internal Control, and Human Resources,

implements programs designed to protect information systems from cybersecurity threats and manage material risks. With over 20 years of experience, the Senior Director of IT is responsible for overseeing the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time. Senior management monitors these activities and reports significant threats and incidents to the Audit Committee. Management’s operational responsibilities are complemented by the Board’s strategic oversight, ensuring that the Company stays ahead of evolving cybersecurity risks and maintains a comprehensive risk management strategy.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition as of December 31, 2025. For more information, please see the risk factor disclosures included in Item 1A of this Annual Report on Form 10-K. This ongoing assessment and communication between management and the Board ensures that cybersecurity risks are managed effectively and that both operational and strategic responses are aligned with the Company’s objectives.

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

Item 3. Legal Proceedings.

The information required by this Item is incorporated by reference to Note 13 titled “Commitments and Contingencies” and Note 16 titled “Subsequent Events” of the Notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “SCLX” and “SCLXW,” respectively.

Holders

As of April 2 2026, there were 120 holders of record of our Common Stock and two holders of record of our Public Warrants, which amount does not include participants of The Depository Trust Company or beneficial owners holding shares through nominee names.

Dividends

Except with respect to the stock dividend of Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share, announced in October 2024, which dividend lapsed, unpaid, by the terms of the Certificate of Designations for such series of preferred stock, we have never declared or paid any dividends on shares of our Common Stock. We anticipate that we will retain all of our future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board. It is the present intention of our Board to retain all earnings, if any, for use in our business operations and, accordingly, our Board does not anticipate declaring any dividends in the foreseeable future.

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

Unregistered Sales of Equity Securities

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the year ended December 31, 2025.

We did not repurchase any shares or other units of any class of our equity securities registered under Section 12 of the Exchange Act during the year ended December 31, 2025.

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

On April 15, 2025, we effected a reverse stock split of our Common Stock at a ratio of 1-for-35 (the “Reverse Stock Split”). Unless otherwise noted, the share and per share information in this Annual Report on Form 10-K reflects the effect of the Reverse Stock Split.

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018, in-licensed two commercial products in 2022 and 2023, and are developing our late-stage pipeline. Our commercial product, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), is a prescription lidocaine topical product approved by the “FDA” for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a third-party dedicated sales force of over 30 people, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We also in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We launched GLOPERBA in June 2024 and believe we are well-positioned to market and distribute the product. In January 2025, we in-licensed the rights to commercialize GLOPERBA outside of the U.S. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. In January 2025, we received approval from Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for ELYXYB for the acute treatment of migraine with or without aura in Canada.

Our development pipeline consists of three product candidates, (i) SP-102 (“SEMDEXA”) (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain or sciatica, which is in the second Phase 3 study initiated in September 2025, (ii) SP-103 (lidocaine topical system) 5.4% (“SP-103”), a Phase 2, next-generation, triple-strength formulation of ZTlido for the treatment of chronic neck pain associated with muscle spasms and for which we have completed a Phase 2 trial in acute low back pain (“LBP”), and (iii) SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride formulation for the treatment of fibromyalgia, for which Phase 1 trials were completed.

SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the first FDA-approved alternative to off-label epidural steroid injections, which are administered over 12 million times annually in the United States. We have completed a pivotal Phase 3 study with final results received in March 2022, which results reflected achievement of primary and secondary endpoints, and initiated the second Phase 3 study in September 2025. SP-103 has also been granted fast track designation by the FDA for LBP. We received our SP-103 Phase 2 top-line results in August 2023, and the trial achieved its objectives characterizing safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. The increase of lidocaine load in topical system by three times, compared with approved ZTlido, 5.4% vs. 1.8%, did not result in signs of systemic toxicity or increased application site reactions with daily applications over one month treatment. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study of ZTlido in patients with neck pain completed in the second half of 2023, which also has shown promising top-line efficacy and safety results. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of chronic neck pain associated with muscle spasms. SP-103 is a triple-strength lidocaine topical system designed to deliver a dose of lidocaine three times higher than any lidocaine topical product that we are aware of, either approved or in development. We are examining SP-103 as a treatment for chronic neck pain associated with muscle spasms, a condition with high unmet need which we expect could affect over 20 million patients in the United States as of 2023. On October 20, 2024, we announced the successful end of a Phase 2 meeting with the FDA, leading to an agreed path forward to a new drug application (including other marketing applications, an “NDA”) for our product candidate, SP-103.

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

Since our inception, we have invested substantial efforts and financial resources into acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate sufficient revenue to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $374.1 million and $72.8 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $921.8 million. As of December 31, 2025, we had cash and cash equivalents of approximately $5.0 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our consolidated financial statements and our independent registered public accounting firm report included elsewhere in this Annual Report on Form 10-K for additional information.

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

We have adopted a cryptocurrency treasury strategy in which we intend to invest in bitcoin, Ethereum and other blockchain-linked cryptocurrencies. We intend to accumulate such cryptocurrencies as a long-term treasury asset. Our goal is to acquire and grow our overall cryptocurrency position and utilize professional treasury strategies to both increase our cryptocurrency holdings, while driving revenue via a range of staking and related yield-generating activities. In the future, we plan to evaluate additional cryptocurrency holdings and transactions, including but not limited to strategic investments and/or acquisitions of operating companies that we view as aligned with our cryptocurrency treasury strategy.

On September 25, 2025, we entered into a Securities Purchase Agreement (the “Datavault SPA”) with Datavault AI Inc., a Delaware corporation (“Datavault”), pursuant to which Datavault agreed to issue and sell, and we agreed to purchase, 15.0 million shares (the “Datavault Shares”) of common stock of Datavault (“Datavault Common Stock”) in the initial closing which occurred on September 26, 2025 (the “Initial Datavault Closing”) and a pre-funded warrant (the “Datavault Pre-Funded Warrant”) to purchase 263,914,094 shares of Datavault Common Stock in a subsequent closing (the “Subsequent Closing”), for an aggregate purchase price of $150 million in Bitcoin (“BTC”) (based on the spot exchange rate for BTC as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the date of the Initial Datavault Closing, or September 25, 2025 (such rate, the “Spot Exchange Rate”)). Pursuant to the Datavault SPA, the Subsequent Closing was subject to the satisfaction of the condition that the stockholders of Datavault approve the issuance of the shares of Datavault Common Stock underlying the Datavault Pre-Funded Warrant. On November 24, 2025, Datavault obtained such stockholder approval at its annual meeting. On November 25, 2025, the Subsequent Closing was consummated with us transferring an amount of BTC (based on the Spot Exchange Rate) in satisfaction of the payment of the remainder of the aggregate purchase price to Datavault and Datavault issuing the Datavault Pre-Funded Warrant to us. On November 25, 2025, following the Subsequent Closing, we exercised the Datavault Pre-Funded Warrant in full for an aggregate exercise price of approximately $26.4 thousand, paid in cash.

Recent Developments

Vivasor Business Combination

On December 5, 2025 (the “VHC Transaction Date”), the Company entered into a Share Transfer Agreement with EAR SPV LLC, a Delaware corporation (“EAR SPV”) and Vivasor Holding Company (“VHC”), a privately held biotechnology company, pursuant to which, among other things, EAR SPV agreed to sell, and the Company agreed to buy, all 6,101,468 shares of VHC’s Series A-1 Preferred Stock, par value $0.00001 per share, held by EAR SPV, for an aggregate purchase price of $9.0 million (“VHC Business Combination”). The Company evaluated VHC under the VIE model in accordance with ASC 810 and accounted for the transaction as a business combination using the acquisition method of accounting in accordance with ASC 805. The identifiable assets acquired and liabilities assumed of VHC were recorded at their estimated fair values as of the VHC Transaction Date.

Q Scan Convertible Promissory Note

On January 29, 2026, we entered into a convertible promissory note (the “Q Scan Note”) with Quantum Scan Holdings, Inc. (“Q Scan”). Pursuant to the Q Scan Note, the Company loaned Q Scan an aggregate of $20 million. The Q Scan Note had a maturity date of October 29, 2026, and would commence accruing interest at a rate of 3.66% per annum commencing on April 29, 2026.

The Company and Q Scan entered into a common stock purchase agreement, dated January 29, 2026 (the “Q Scan Stock Purchase Agreement”). Pursuant to the Q Scan Stock Purchase Agreement, Q Scan agreed to sell to the Company, and the Company agreed to purchase from Q Scan, an aggregate of 193,021,436 shares of common stock of Q Scan (the “Q Scan Stock Purchase”) for an aggregate purchase price of approximately $27.5 million. The closing of the Q Scan Stock Purchase shall occur within five business days of written notice delivered by Q Scan to the Company. The Q Scan Stock Purchase Agreement contains customary representations, warranties and covenants of the Company and Q Scan.

Oramed Warrant

On February 19, 2026, we entered into a warrant agreement (the “Oramed Warrant”) with Oramed Pharmaceuticals, Inc. (“Oramed”) pursuant to which Oramed deferred its right to receive an amortization payment related to the Tranche B Notes in exchange for our issuance of a new warrant to purchase an aggregate of 100,000 shares of Common Stock (the “February 2026 Warrant”) at an initial exercise price of $20.00 per share. The deferred amortization payment was made to Oramed in November 2025. For more information, please see the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Tranche B Notes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Oramed Warrant.”

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

Goodwill Impairment

Goodwill impairment is recorded in connection with the impairment testing of our goodwill, and is performed at least annually and more frequently if changes in facts and circumstances indicate that the fair value of our reporting units may be less than their carrying amount. In connection with the preparation of our financial statements for the fourth quarters of 2025, we performed quantitative goodwill impairment tests which resulted in a total goodwill impairment of $73.4 million related to business combination with Vivasor. See Note 7 to our consolidated financial statements for additional information.

Intangible Amortization

Intangible amortization expense consists of the amortization expense of intangible assets recognized on a straight-line basis over the estimated useful lives of the assets. Our intangible assets, excluding goodwill, are composed of patent rights, acquired technology, acquired licenses and assembled workforce.

Legal Settlements

Legal settlements consist of gains on litigation settlements that were entered into during the first quarter of 2024. See Note 13 titled “Commitments and Contingencies” of the Notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Other (Income) Expense

(Gain) loss on Derivative Liability

(Gain) loss on derivative liability includes the remeasurement of the derivative warrant liability. See Note 5 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments includes the remeasurement of the (i) Oramed Note with $7.7 million principal amount outstanding as of December 31, 2025, (ii) non-refundable deposit in the aggregate principal amount of $10.0 million (the “FSF Deposit”) and satisfied in November 2024 by the delivery of the Additional Product to Endeavor, (iii) senior secured convertible notes issued in October 2024 in the principal amount of $50.0 million (the “Tranche B Notes”) with $17.9 million principal amount outstanding as of December 31, 2025, and (iv) purchased revenue liability associated with the Purchase and Sale Agreement (the “ZTlido Royalty Purchase Agreement”) that we entered into in October 2024 with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed and (v) purchased revenue liability associated with the Purchase and Sale Agreement (the “Gloperba-Elyxyb Royalty Purchase Agreement”) that we entered into in February 2025 with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed. See Note 5 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(Gain) loss on Debt Extinguishment

(Gain) loss on debt extinguishment related to (gain) loss related to debt extinguishment during the period. See Note 5 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Interest Expense, Net

Interest expense, net for the twelve months ended December 31, 2025, primarily consists of interest on Scilex-St. James Loans, Vivasor debts, interest on the balances due for government and commercial rebate programs, and interest related to the deferred consideration for GLOPERBA license acquired from Romeg in 2022. Government rebate programs include state Medicaid drug rebate programs and commercial rebate programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates for access to and position on that provider’s patient drug formulary. Interest expense, net for the twelve months ended December 31, 2024 consists of interest related to the loans in an aggregate principal amount of up to $30.0 million (the “Revolving Facility”) made available by eCapital Healthcare Corp. pursuant to a Credit and Security Agreement (the “eCapital Credit Agreement”) that “Scilex Pharma”, entered into on June 27, 2023.

(Gain) Loss on Foreign Currency Exchange

(Gain) Loss on foreign currency exchange relates to foreign exchange (gain) losses on payments made to our foreign supplier, “Itochu”, a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Unrealized (Gain) Loss on Digital Assets, net

Unrealized (Gain) Loss on digital assets related to unrealized (gain) losses on our digital assets held during the period. See Note 5 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Realized (Gain) Loss on Digital Assets, net

Realized (Gain) Loss on digital assets related to realized (gain) losses on our digital assets held during the period. See Note 5 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Equity and Equity method investments

Unrealized (Gain) Loss on Equity Investments, net

Unrealized (Gain) Loss on equity investments related to unrealized (gain) losses on our investment in Datavault held during the period, prior to obtaining significant influence. See Note 5 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Realized (Gain) Loss on Equity Investments, net

Realized (Gain) Loss on equity investments related to realized (gain) losses on our investment in Datavault held during the period, prior to obtaining significant influence. See Note 5 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

The Company utilizes the equity method to account for investments when the Company has the ability to exercise significant influence, but not control over the investees. In determining whether the Company has significant influence, the Company considers its ownership levels, whether it has the right to nominate board members, and whether it has the ability to participate in the policy-making process of the investee, among other criteria.

Investments granting significant influence are generally accounted for using the equity method unless the fair value option is elected.

Unrealized (Gain) Loss on Equity Method Investments, net

Unrealized (Gain) Loss on equity method investments (or “EMI”) related to unrealized (gain) losses on our investment in Datavault accounted for using the equity method. See Note 5 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Realized (Gain) Loss on Equity Method Investments, net

Realized (Gain) Loss on equity method investments (or “EMI”) related to realized (gain) losses on our investment in Datavault accounted for using the equity method. See Note 5 titled “Fair Value Measurements” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following tables summarize our results of operations for the years ended December 31, 2025, and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Changes
Statements of Operations Data:
Net revenue	$30,253	$56,590	$(26,337)
Net operating costs and expenses:
Cost of revenue	10,599	16,689	(6,090)
Research and development	20,710	9,641	11,069
Selling, general and administrative	266,884	119,016	147,868
Goodwill impairment	73,358	—	—
Intangible amortization	4,364	4,031	333
Legal settlements	345	(9,391)	9,736
Total net operating costs and expenses	376,260	139,986	162,916
Loss from operations	(346,007)	(83,396)	(189,253)
Other (income) expense, net:
(Gain) loss on derivative liability	22,693	(17,378)	40,071
Change in fair value of debt and liability instruments	25,351	4,782	20,569
Loss on debt extinguishment, net	7,351	—	7,351
Interest expense, net	11,459	1,963	9,496
Loss on foreign currency exchange	(86)	45	(131)
Unrealized loss on digital assets, net	12,180	—	12,180
Realized loss on digital assets, net	30,200	—	30,200
Unrealized (gain) on equity investment, net	(2,692)	—	(2,692)
Realized (gain) on equity investments, net	(19,218)	—	(19,218)
Unrealized (gain) on equity method investments carried at fair value, net	(54,760)	—	(54,760)
Realized (gain) on equity method investments carried at fair value, net	(4,657)	—	(4,657)
Realized (gain) on securities	199	—	—
Total other (income) expense, net	28,020	(10,588)	77,356
Loss before income taxes	(374,027)	(72,808)	(266,609)
Income tax expense (benefit)	26	(1)	27
Net loss	$(374,053)	$(72,807)	$(266,636)

Comparison of the Years Ended December 31, 2025, and 2024:

Net Revenue

The following table summarizes net revenue by product for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Increase (Decrease)
ZTlido
Net Revenue	$25,626	$52,094	$(26,468)
ELYXYB
Net Revenue	3,798	4,258	(460)
GLOPERBA
Net Revenue	151	238	(87)
Vivasor Contract Revenue
Net Revenue	678	—	678
Total Net Revenue	$30,253	$56,590	$(27,015)

Net revenue for the years ended December 31, 2025 and 2024 was $30.3 million and $56.6 million, respectively. The decrease of $26.3 million comprised of $26.4 million, $0.5 million and $0.1 million decrease in net product sales of ZTlido, ELYXYB and GLOPERBA, respectively, with GLOPERBA sales commencing in June 2024. The decrease in net sales of ZTlido and ELYXYB was driven by a decrease in gross sales of approximately 26% and 7%, respectively, as a result of a decrease in the sales volume and a decrease in sales rebate for inflation, partially offset by an increase in sales returns and a standard industry annual price increase, effective January 1, 2025.

Cost of Revenue

The following table summarizes cost of revenue by product for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Increase (Decrease)
ZTlido
Cost of Revenue	$4,586	$6,249	$(1,663)
Cost of Revenue - Royalties	4,432	9,854	(5,422)
Other Cost of Revenue	44	45	(1)
Total ZTlido	9,062	16,148	(7,086)
ELYXYB
Cost of Revenue	210	181	29
Cost of Revenue - Royalties	304	341	(37)
Total ELYXYB	514	522	(8)
GLOPERBA
Cost of Revenue	10	19	(9)
Total GLOPERBA	10	19	(9)
Vivasor Contract Revenue
Cost of Revenue - Services	1,013	—	1,013
Total Vivasor Contract Revenue	1,013	—	—
Total Cost of Revenue	$10,599	$16,689	$(7,103)

Cost of revenue for the years ended December 31, 2025 and 2024 was $10.6 million and $16.7 million, respectively. Cost of revenue for ZTlido decreased by $7.1 million due to decrease in gross product sales of approximately 25%, driven by decrease in sales demand.

Research and Development Expenses

The following table summarizes research and development expenses by project for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Increase (Decrease)
SP-102
Contracted R&D	$1,429	$1,160	$269
Personnel	922	467	455
Other	204	57	147
Total SP-102	2,555	1,684	871
SP-103
Contracted R&D	5,909	2,472	3,437
Personnel	1,174	1,317	(143)
Other	261	188	73
Total SP-103	7,344	3,977	3,367
SP-104
Contracted R&D	3	50	(47)
Personnel	119	292	(173)
Other	42	—	42
Total SP-104	164	342	(178)
GLOPERBA
Contracted R&D	385	687	(302)
Personnel	435	813	(378)
Other	643	116	527
Total GLOPERBA	1,463	1,616	(153)
ELYXYB
Contracted R&D	352	758	(406)
Personnel	1,175	1,068	107
Other	319	196	123
Total ELYXYB	1,846	2,022	(176)
R&D Discovery Project
Contracted R&D	1,086	—	1,086
Personnel	834	—	835
Other	5,417	—	5,417
Total Discovery Project	7,337	—	7,338
Total Research and Development Expenses	$20,710	$9,641	$11,070

Research and development expenses for the years ended December 31, 2025, and 2024 were $20.7 million and $9.6 million, respectively. The increase was primarily attributed to higher development costs related to SP-102 and additional expenses related to the development of KDS2010 by Scilex Bio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $266.9 million and $119.0 million, respectively. The increase of approximately $147.9 million was primarily due to a $148.7 million increase related to issuance costs for reverse recapitalization with Denali and other financing activities, a $18.6 million increase in advisory and financing expenses, a $4.0 million increase in contracted services, a $0.2 million increase in allowances for expected credit losses on accounts receivable, partially offset by a $5.7 million decrease in rebate expense related to future shipments of the Additional Product (as defined below) under the Satisfaction Agreement, a $1.0 million decrease in insurance costs, a $1.3 million decrease in legal fees, a $6.1 million decrease in personnel expense, a $4.1 million decrease in travel expenses, a $5.4 million decrease in marketing expenses.

Goodwill Impairment

In connection with preparing our financial statements for the year ended December 31, 2025, we evaluated the carrying value of goodwill for impairment in response to impairment indicators identified during our business combination with Vivasor. As such, we performed a quantitative goodwill impairment test on each of our newly consolidated subsidiary and as a result, we concluded that Vivasor had a carrying value that exceeded its estimated fair value. As a result, we recorded a goodwill impairment charge of $73.4 million during the year ended December 31, 2025, which was the entire goodwill balance for Vivasor. See Note 7 to our consolidated financial statements for additional information.

Intangible Amortization Expense

Intangible amortization expense for the years ended December 31, 2025 and 2024 was $4.4 million and $4.0 million, respectively. The increase of $0.4 million is related to the amortization of the Datavault acquired license (see Note 7 titled “Goodwill and Intangible Assets” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Legal Settlements Expense

Legal settlements for the years ended December 31, 2025 and 2024 were $0.3 million and $(9.4 million), respectively. The increased expense in 2025 compared to 2024 is primarily due to payments received by the Company from the litigation settlement that was entered into during the first quarter of 2024. See Note 13 titled “Commitments and Contingencies” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

(Gain) Loss on Derivative Liability

(Gain) loss on derivative liability for the years ended December 31, 2025 and 2024 were $22.7 million and ($17.4 million), respectively. The loss recognized during the year ended December 31, 2025 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants, the Exchange Warrants (as defined below), September 2025 Warrants and November 2025 Warrants (each as defined below). The gain recognized during the year ended December 31, 2024 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the years ended December 31, 2025 and 2024 was $25.4 million and $4.8 million, respectively. The loss recognized during the year ended December 31, 2025 was attributed to losses of $8.4 million for the Oramed Note, $2.4 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, $1.8 million for the purchased revenue liability pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement, totaling $4.4 million, a $12.9 million in change in fair value of the Tranche B Notes and a $0.3 million gain in change in fair value remeasurement gain related to the termination of the Tumim Purchase Agreement. The loss recognized during the year ended December 31, 2024, was attributed to losses of $4.4 million for the Convertible Debentures and $2.8 million for the Oramed Note. The Convertible Debentures were issued in March and April 2023 in an aggregate principal amount of $25.0 million, which were fully repaid during the first quarter of 2024. The Oramed Note was issued in September 2023 in the principal amount of $101.9 million, of which the principal amount of $28.2 million remained outstanding as of December 31, 2025. The FSF Deposit was received in June 2024 in the principal amount of $10.0 million and was satisfied in November 2024 by the delivery of the Additional Product (as defined below) to Endeavor. The Tranche B Notes were issued in October 2024 in the principal amount of $50.0 million, of which the principal amount of $17.5 million remained outstanding as of December 31, 2025. The Scilex-St. James Loans were received in December 2025 in the principal amount of $22.6 million, of which the principal amount $22.6 million remained outstanding as of December 31, 2025.

(Gain) loss on debt extinguishment, net

(Gain) loss on debt extinguishment, net for the years ended December 31, 2025 and 2024 was $7.4 million and nil, respectively. Loss recognized during the year ended December 31, 2025 was attributed to the loss associated with the exchange of October 2024 Warrant for the Exchange Warrants (as defined below), and exchange of April 2024 RDO Common Warrants and December 2024 RDO Common Warrants for the November 2025 Warrants (each as defined below).

Interest Expense, Net

Interest expense, net for the years ended December 31, 2025 and 2024 was $11.5 million and $2.0 million, respectively. Interest expense of $11.5 million primarily consists of interest on the balances due for government and commercial rebate programs. Interest expense of $2.0 million consists of interest related to the Revolving Facility.

Unrealized (Gain) Loss on Digital Assets, net

Unrealized loss on digital assets for the years ended December 31, 2025 and 2024 was $12.2 million, and nil, respectively. The unrealized loss during the twelve months ended December 31, 2025, was attributed to the unrealized loss on digital assets held, which had depreciated in value.

Realized (Gain) Loss on Digital Assets, net

Realized loss on digital assets for the years ended December 31, 2025 and 2024 was $30.2 million, and nil, respectively. The realized loss during the twelve months ended December 31, 2025, was attributed to the realized loss on digital assets sold, which had depreciated in value.

Unrealized (Gain) Loss on Equity Investments, net

Unrealized (gain) on equity investments for the year ended December 31, 2025 and 2024 was $2.7 million and nil, respectively. The unrealized (gain) during the twelve months ended December 31, 2025, was attributed to the unrealized (gain) on Datavault investment held that had appreciated in value.

Realized (Gain) Loss on Equity Investments, net

Realized (gain) on equity investments for the year ended December 31, 2025 and 2024 was $19.2 million and nil, respectively. The realized (gain) during the twelve months ended December 31, 2025, was attributed to the realized (gain) on Datavault investment sold that had appreciated in value.

Unrealized (Gain) Loss on Equity Method Investments, net

Unrealized (gain) on equity method investments for the year ended December 31, 2025 and 2024 was $54.8 million and nil, respectively. The unrealized (gain) during the twelve months ended December 31, 2025 was attributed to the unrealized (gain) on Datavault investment held that had appreciated in value.

Realized (Gain) Loss on Equity Method Investments, net

Realized (gain) on equity method investments for the year ended December 31, 2025 and 2024 was $4.7 million and nil, respectively. The realized (gain) during the twelve months ended December 31, 2025 was attributed to the realized (gain) on Datavault investment sold that had appreciated in value.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of approximately $5.0 million.

We have funded our operations in the years ended December 2025 and 2024 primarily through equity and debt financings pursuant to the A&R Yorkville Purchase Agreement, and the B. Riley Purchase Agreement, together as the “Standby Equity Purchase Agreements”) with B. Riley Principal Capital II, LLC (“B. Riley”), the Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), the Oramed Note and Tranche B Notes, various registered direct offerings and private placements and the Scilex-St. James Loans, as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. The following table summarizes the aggregate carrying value indebtedness of these issuances as of December 31, 2025, and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Oramed Note (outstanding principal balance and paid in kind interest: $28.2 million and $25.0 million as of December 31, 2025 and 2024, respectively)	$27,688	$12,161
Tranche B Notes (outstanding principal balance: $17.9 million and $38.0 million as of December 31, 2025 and 2024, respectively)	17,500	23,560
Promissory Notes	3,517	—
Purchased Revenue Liability	8,400	6,800
Deferred Consideration with Romeg	2,448	2,895
Scilex-St. James Loans (outstanding principal balance: $22.6 million and nil as of December 31, 2025 and 2024, respectively)	21,528	—
Vivasor Related Debt (outstanding principal balance: $47.0 million and nil as of December 31, 2025 and 2024, respectively)	46,967	—
Total indebtedness	$128,048	$45,416

The Oramed Note

As of December 31, 2025, the fair value of the Oramed Note outstanding was $28.2 million pursuant to the Scilex-Oramed SPA (see Note 8 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Tranche B Notes

As of December 31, 2025, the fair value of the Tranche B Notes outstanding was $17.5 million pursuant to the Tranche B Securities Purchase Agreement (see Note 8 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Promissory Notes

As of December 31, 2025, the carrying value of the Promissory Notes outstanding was $3.5 million pursuant to the Promissory Notes (see Note 8 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Purchased Revenue Liability

As of December 31, 2025, the fair value of the purchased revenue liability was $8.4 million pursuant to the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement (see Note 8 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Deferred Consideration

As of December 31, 2025, we have $2.4 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

Vivasor Related Debt

As of December 31, 2025, the aggregated outstanding principal balance of the Vivasor-related debt was $47.0 million pursuant to the Vivasor-related debt agreement (see Note 8 titled “Debt” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Scilex-St. James Loans

As of December 31, 2025, the carrying value of the Scilex-St. James Loans outstanding was $21.5 million pursuant to the Scilex-St. James Loan Agreement (see Note 8 titled “Debt” and Note 16 titled “Subsequent Events” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

ZTlido, ELYXYB and GLOPERBA Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi (together, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During each of the years ended December 31, 2025, and 2024, Scilex Pharma made royalty payments in the amount of $6.3 million and $8.3 million, respectively. As of December 31, 2025, and 2024, Scilex Pharma had ending balances of accrued royalty payables of $2.1 million and $4.0 million, respectively.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to the low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the year ended December 31, 2025, and 2024, we made royalty payments in the amount of $0.2 million and $0.3 million, respectively. As of December 31, 2025, and December 31, 2024, we had ending balances of accrued royalty payables of $0.2 million and $0.1 million.

In June 2022, we entered into the Romeg License Agreement with Romeg, which agreement was subsequently amended in January 2025, to acquire certain rights to GLOPERBA and the exclusive license to use the trademark “GLOPERBA®”. As consideration for the license under the Romeg License Agreement, we are obligated to make royalty payments on net sales of GLOPERBA that range from low-single digit to mid-single digit percentages based on annual net sales. During each of the years ended December 31, 2025, and 2024, we made royalty payments in the amount of $0.6 million.

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

At-the-Market Sales Agreement

On December 22, 2023, we entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by us effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, we were able to offer and sell (the “Offering”) shares of Common Stock up to $170,000,000 (the "ATM Shares"), through or to the Sales Agents as part of the Offering. We had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers at any time. The ATM Shares offered and sold in the Offering were issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares were offered by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents were entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We also agreed to reimburse the Sales Agents for certain expenses and provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act. During the year ended December 31, 2025, no sales of Common Stock had been made under the ATM Sales Agreement. During the year ended December 31, 2024, we sold 78,976 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $2.7 million.

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

StockBlock and its affiliate, Rodman & Renshaw LLC acted as exclusive placement agents (the “Placement Agents”) in connection with the April 2024 RDO. As compensation for such placement agent services, we paid the Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by us from the April 2024 RDO. We also reimbursed the Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. We also issued to the Placement Agents or their respective designees common warrants, substantially in the form of the April 2024 RDO Common Warrants, to purchase up to 34,286 shares of Common Stock (the “April 2024 RDO Placement Agent Warrants” and together with the “April 2024 RDO Common Warrants”, the “April 2024 RDO Warrants”), representing up to 8.0% of the total number of the April 2024 RDO Shares issued in the April 2024 RDO. The April 2024 RDO Placement Agent Warrants have an exercise price of $43.75 per share (which represents 125% of the combined offering price per share of Common Stock and the April 2024 RDO Common Warrant sold in the April 2024 RDO), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the April 2024 RDO.

The April 2024 RDO Shares, the April 2024 RDO Warrants, and the shares of Common Stock issuable upon exercise of such warrants were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024, and a prospectus supplement dated April 23, 2024. The April 2024 RDO closed on April 25, 2024.

Commitment Letter

On June 11, 2024, we entered into that certain Commitment Letter with FSF Lender, pursuant to which the FSF Lender committed to provide us a loan in the aggregate amount of $100 million (the “Commitment Amount”). The Commitment Amount shall be payable as follows: (i) $85 million no later than the date that is 70 days following the date on which we receive the FSF Deposit (the “Outside Date” and the funding of the initial $85 million, the “Initial Commitment Closing”) and (ii) the remaining $15 million within 60 days following the Initial Commitment Closing. Pursuant to the Commitment Letter, the FSF Lender provided us the non-refundable FSF Deposit in immediately available funds in the aggregate principal amount of $10 million on June 18, 2024 (the “Deposit Date”), which amount will be creditable towards the $85 million required to be funded by FSF Lender at the Initial Commitment Closing. On the Deposit Date, we issued to FSF Lender a warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) (the “Deposit Warrant”), with an exercise price of $1.20 per share. Subject to certain ownership limitations, the Deposit Warrant is immediately exercisable and will expire five years from the date of issuance.

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

Tranche B Notes

On October 8, 2024, we entered into the Tranche B Securities Purchase Agreement to refinance a portion of the Oramed Note and pay off certain other indebtedness. Pursuant to the Tranche B Securities Purchase Agreement, we agreed to issue and sell, in a registered offering directly to the Tranche B Noteholders: (i) the “Tranche B Notes”), which will mature on the two-year anniversary of the issuance date and will be convertible into shares of our Common Stock at a conversion price equal to $38.15 per share (which was automatically reduced to $36.40 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such notes) and (ii) warrants (the “October 2024 Noteholder Warrants”) to purchase up to 214,284 shares of our Common Stock directly to the Tranche B Noteholders.

We received in exchange for the issuance of the Tranche B Notes to the Tranche B Investors an aggregate amount in cash of $22,500,000, excluding fees and expenses payable by us. We received from Oramed in consideration for the Tranche B Notes issued to Oramed an exchange and reduction of the principal balance under the Oramed Note of $22,500,000.

The October 2024 Noteholder Warrants are immediately exercisable for cash at an exercise price equal to $38.15 per share of Common Stock (which was automatically reduced to $36.44 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such warrants) and will expire five years from the issuance date. The October 2024 Noteholder Warrants issued to the Tranche B Investors are initially exercisable for 107,142 shares of Common Stock in the aggregate. The October 2024 Noteholder Warrants issued to Oramed are initially exercisable for 107,142 shares of Common Stock.

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

In connection with the offering of the Tranche B Notes, we issued to StockBlock Securities LLC (“StockBlock”) and its affiliate, Rodman & Renshaw LLC (the “Placement Agents”) or their respective designees, (i) 2,197,802 shares of Common Stock (the “Placement Agent Shares”) and (ii) Placement Agent Warrants to purchase up to 104,848 shares of Common Stock (the “October 2024 Placement Agent Warrants”). The Placement Agent Shares were subject to a 120-day lock-up, which is now expired. In addition, during such 120-day period, the Placement Agents (whether directly or indirectly through their respective affiliates) shall be prohibited from hedging, pledging or similar transactions and from short-selling our securities, subject to certain exceptions. The October 2024 Placement Agent Warrants will have the same terms as the October 2024 Noteholder Warrants, except that the Placement Agents have agreed not to exercise the October 2024 Placement Agent Warrants for a period of 180 days following the date of issuance.

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

Oramed Warrant

Pursuant to the Tranche B Notes, we were required to make an amortization payment on October 1, 2025 (the “Second Amortization Payment”) to Oramed. On December 31, 2025, the Company enter into a commitment letter with Oramed to purchase 50,000 shares of common stock of Scilex, par value 0.0001 per share, with an exercise price of $20.00 per share (in each case subject to adjustment for recapitalizations, stock splits, stock dividends and similar types of transactions) and a verbal commitment for Oramed to purchase an additional 50,000 shares for a total of 100,000 shares of common stock of Scilex to which Oramed deferred its right to receive this amortization payment. On February 19, 2026, the Company issued to Oramed a new warrant to purchase an aggregate of 100,000 shares of Common Stock (the “February 2026 Warrant”) at an initial exercise price of $20.00 per share. The deferred amortization payment was made to Oramed in November 2025.

December 2024 Registered Direct Offering

On December 11, 2024, we entered into a securities purchase agreement (the “December 2024 RDO Purchase Agreement”) with the investors named therein, pursuant to which we agreed to sell and issue, in a registered direct offering (the “December 2024 RDO”): (i) an aggregate of 753,009 shares of Common Stock, (ii) pre-funded warrants to purchase up to 68,604 shares of Common Stock (the “December 2024 RDO Pre-Funded Warrants”) and (iii) common warrants to purchase up to 1,642,871 shares of Common Stock (the “December 2024 RDO Common Warrants” and together with the December 2024 RDO Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between us and StockBlock (the “StockBlock Warrants”), the “December 2024 RDO Warrants”). The combined offering price (a) per share of Common Stock and accompanying December 2024 RDO Common Warrants was $20.65 and (b) per Pre-Funded Warrant and accompanying December 2024 RDO Common Warrants was $20.6499. We received approximately $17.0 million in gross proceeds from the December 2024 RDO, before deducting offering fees and expenses. We intend to use the net proceeds from the December 2024 RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

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

Tumim Purchase Agreement

In July 2025, we entered into a common stock purchase agreement (the “Tumim Purchase Agreement”) and a related registration rights agreement (the “Tumim Registration Rights Agreement”) with Tumim Stone Capital, LLC (“Tumim”). Pursuant to the Tumim Purchase Agreement, we had the right but not the obligation, to sell, from time to time, to Tumim up to $100.0 million in aggregate gross purchase price of shares of Common Stock in our sole discretion, subject to certain conditions and limitations, during the term of 24 months. Through December 31, 2025, there were no sales of shares of Common Stock under the Tumim Purchase Agreement.

In connection with the Tumim Purchase Agreement, we incurred an obligation to issue 150,000 shares of Common Stock (“Commitment Shares Obligation”) to Tumim. The Commitment Shares Obligation was determined to be an equity-linked contract and met all the conditions for equity classification. We recognized an amount of $3.0 million in expense and in accrued expenses. As part of the termination, no shares were issued and instead Tumim was paid an aggregate of $2.7 million.

During the twelve months ended December 31, 2025, there were no sales of shares of Common Stock under the Tumim Purchase Agreement. As of December 31, 2025, Tumim Purchase Agreement has been terminated.

Warrant Exchange Agreements

On July 22, 2025, the Company entered into Warrant Exchange Agreements (each, a “Warrant Exchange Agreement” and collectively, the “Warrant Exchange Agreements”) with certain holders of the Company’s then-existing Tranche B warrants (such certain holders (excluding Oramed), the “Exchanging Warrant Holders”) to purchase shares of Common Stock (such Tranche B warrants held by the Exchanging Warrant Holders, the “Existing Tranche B Warrants”). Pursuant to the Warrant Exchange Agreements, the Company and the Exchanging Warrant Holders effected a voluntary securities exchange whereby the Exchanging Warrant Holders exchanged the Existing Tranche B Warrants, which were then exercisable for an aggregate of 107,142 shares of Common Stock at an exercise price of $36.40 per share, originally issued pursuant to the Tranche B Securities Purchase Agreement, for warrants to purchase an aggregate of 500,000 shares of Common Stock (the “Exchange Warrants”) at an exercise price of $40.00 per share (the “Exchange Warrant Exercise Price”).

Warrant Exercise Agreement

On September 30, 2025, we entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders of the December 2024 RDO Common Warrants, pursuant to which, among other things, such holders exercised the December 2024 RDO Common Warrants to purchase 179,236 shares and deferred, for a deferral fee of $7.72 per share being exercised, their right to receive an amortization payment scheduled to be paid by us on October 1, 2025 as set forth in the amortization schedule included in the Tranche B Notes in exchange for our agreement to issue new warrants to purchase an aggregate of 275,000 shares of Common Stock (the “September 2025 Warrants”) at an exercise price of $20.00 per share.

Warrant Inducement Agreement

On November 23, 2025, we entered into a warrant inducement agreement (the “Warrant Inducement Agreement”) with a certain institutional investor, pursuant to which the investor agreed to exercise (the “Exercise”) (i) a warrant to purchase shares of Common Stock issued to the investor on April 25, 2024, which was then exercisable for 428,572 shares and has an exercise price of $38.50 per share (the “Existing April 2024 Warrants”) and (ii) a warrant to purchase shares of Common Stock issued to the investor on December 13, 2024, which was then exercisable for 475,824 shares and has an exercise price of $22.72 per share (together with the Existing April 2024 Warrants, the “Existing Warrants”). As consideration for the Exercise, the Company agreed to (i) reduce the exercise price of the Existing Warrants to $22.51 per share and (ii) issue to the investor the “November 2025 Investor Warrant”) to purchase up to an aggregate of 1,356,594 shares of Common Stock with an exercise price of $29.00 per share (the “November 2025 Investor Warrant Exercise Price”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The November 2025 Investor Warrant shall be immediately exercisable and in certain circumstances may be exercised on a cashless basis. The November 2025 Investor Warrant shall expire five years from the date of its issuance. The November 2025 Investor Warrant Exercise Price shall be subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. Further, in connection with a warrant inducement agreement and pursuant to the terms of an engagement agreement by and between the Company and StockBlock, dated as of March 22, 2024 (as amended and supplemented from time to time, the “Engagement Agreement”), the Company has agreed to issue the placement agents or their designees, warrants to purchase up to an aggregate of 72,352 shares of Common Stock (the “November 2025 Placement Agent Warrants” and, together with the November 2025 Investor Warrant, the "November 2025 Warrants"). The Placement Agent Warrants have substantially the same terms of the November 2025 Warrant, including exercise price and expiration.

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

However, our ability to generate proceeds will depend on the market price of our Common Stock. In addition to the liquidity provided by revenue generating products, as of December 31, 2025, we would receive up to an aggregate of approximately $80.0 million from the exercise of the Private Warrants and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “ SPAC Warrants”) (at an exercise price of $402.50 per share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. If the price of our Common Stock remains below $402.50 per share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. To the extent any of the February 2024 BDO Firm Warrants, February 2024 BDO Representative Warrants, April 2024 RDO Placement Agent Warrants, Deposit Warrant, October 2024 Noteholder Warrants, October 2024 Placement Agent Warrants, December 2024 RDO Common Warrants, StockBlock Warrants, the Exchange Warrants, the September 2025 Warrants, the November 2025 Warrants and the February 2026 Warrants is exercised, we will receive additional proceeds.

We can give no assurances that we will be able to secure additional sources of funds to support our operations on acceptable terms, or at all, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. These conditions, among others, raise substantial doubt about our ability to continue as a going concern. If we raise additional funds by issuing equity or convertible debt securities or as we have done pursuant to the Oramed Note and the Tranche B Notes, it could result in dilution to our existing stockholders or increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur additional indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to ZTlido, GLOPERBA, ELYXYB, or our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and results of operations. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA or ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

We may also need to take certain other actions to allow us to maintain our projected cash and projected financial position including but not limited to, additional reductions in general and administrative costs, sales and marketing costs, suspension or winding down of clinical development programs for SP-102, SP-103 and SP-104 and other discretionary costs. Although we believe such plans, if executed and coupled with the above-described sources of liquidity, should provide us with financing to meet our needs, successful completion of such plans is dependent on factors outside of our control.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Cash Flow Data:
Net cash proceeds from operating activities	$3,816	$19,349
Net cash proceeds from (used for) investing activities	4,084	(2,675)
Net cash (used for) financing activities	(5,461)	(18,131)
Effect of exchange rate changes on cash	(760)	—
Net change in cash, cash equivalents and restricted cash	$1,679	$(1,457)

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.8 million, for the year ended December 31, 2025 compared to net cash provided by operating activities of $19.3 million for the same period in 2024.

Significant changes impacting net cash provided by operating activities for the year ended December 31, 2025 compared to the same period in 2024 were as follows:

•
Net loss of $374.1 million for the year ended December 31, 2025 compared to a net loss of $72.8 million for the year ended December 31, 2024.
•
A loss on derivative liability of $22.7 million for the year ended December 31, 2025 compared to a gain of $17.4 million for the prior year period, a difference of $40.1 million. The change is primarily due to change in fair value of derivative liability.
•
Transaction costs related to the Semnur Business Combination of $140.0 million for the year ended December 31, 2025 and nil for the prior year period, a difference of $140.0 million. The change is primarily due to the closing of the Semnur Business Combination that occurred in September 2025.
•
A loss on digital assets of $42.4 million for the year ended December 31, 2025 and nil for the prior year period, a difference of $42.2 million. The change is primarily due to the digital assets held, which had depreciated in value.

•
A loss on convertible debentures of $25.4 million for the year ended December 31, 2025 compared to a $4.8 for the prior year period, a difference of $28.3 million. The change is primarily due to change in fair value of debt and liability instruments.
•
A loss on equity method investment of $59.4 million for the year ended December 31, 2025 and nil for the prior year period, a difference of $446.1 million. The change is primarily due to the Datavault investment, which had depreciated in value.
•
A loss on debt extinguishment of $7.4 million for the year ended December 31, 2025 and nil for the prior year period, a difference of $7.4 million. The change is primarily due to the loss associated with the exchange of October 2024 Warrant for the Exchange Warrants (as defined below) and exchange of April 2024 RDO Common Warrants and December 2024 RDO Common Warrants for the November 2025 Warrants (each as defined below).
•
A gain on purchase of pre-funded warrants of $– million for the year ended December 31, 2025 compared to a $1.2 million gain for the prior year period, a difference of $472.0 million. The change is primarily due to gain on purchase of Datavault pre-funded warrants.
•
A gain on equity investment of $21.9 million for the year ended December 31, 2025 and nil for the prior year period, a difference of $21.9 million. The change is primarily due to the Datavault investment, which had appreciated in value.
•
Other non-cash reconciling items of approximately $33.1 million and $38.7 million for the year ended December 31, 2025 and 2024, respectively, a difference of approximately $5.4 million related to depreciation and amortization and non-cash operating lease cost, financing costs, allocated expense for financial instrument at fair value, in-process research and development expense and stock-based compensation and changes in operating assets and liabilities that provided $114.0 million of cash, partially offset by our net loss of $374.1 million, compared to changes in operating assets and liabilities that provided $64.8 million of cash, partially offset by our net loss of $72.8 million for the year ended December 31, 2024.

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash provided by investing activities was approximately $4.1 million and was primarily related to $39.6 million related to sale of Datavault shares, partially offset by $15.8 million related to purchase of Bitcoin with cash, $9.2 million related to cash paid to settle Datavault obligation, $1.0 million related to repayments on promissory note, $0.6 million payments of deferred consideration for Romeg intangible asset acquisition under the Romeg License Agreement, and $0.2 million related to purchase of Gloperba Ex-U.S. rights, in-process research and development assets.

For the year ended December 31, 2024, net cash used for investing activities was approximately $2.7 million and was related to $0.6 million payments of deferred consideration for Romeg intangible asset acquisition under the Romeg License Agreement, $2.0 million purchase of the Class B ordinary shares of Denali and $0.1 million purchase of a convertible promissory note from Denali (see Note 6 titled “Balance Sheet Components” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information).

Cash Flows from Financing Activities

For the year ended December 31, 2025, net cash used for financing activities was approximately $5.5 million and is primarily related to the repayment of an aggregate of $20.5 million of the Tranche B Notes, a $2.7 million payment for the termination of the Tumim Purchase Agreement, a $0.9 million payment of excise tax on stock repurchases, and a payment of $27.0 million cash consideration paid in connection with Penny Warrants repurchase, an aggregate of $3.2 million payment under the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement, $0.1 million in payment of debt issuance costs, a $1.7 million transaction costs paid in connection with issuance of Common Stock and exchange of April 2024 RDO Warrants and December 2024 RDO Warrants for November 2025 Warrants, $1.0 million transaction costs paid in connection with share repurchase, partially offset by $20.4 million in gross proceeds from the exercise of April 2024 RDO Warrants and December 2024 RDO Warrants, together, the Original Warrants, $10.2 million in proceeds from the exercise of December 2024 Warrants, $21.5 million in proceeds from borrowings pursuant to the Scilex-St. James Loan Agreement.

For the year ended December 31, 2024, net cash used for financing activities was approximately $18.1 million and is primarily related to the repayment of an aggregate of $184.6 million of borrowings under the Revolving Facility, the Oramed Note, the Convertible Debentures and the Tranche B Notes, the payment of an aggregate of $4.4 million of transaction costs related to the February 2024 BDO, the April 2024 RDO and the December 2024 RDO, the payment of an aggregate of $4.2 million of transaction cost related to the Tranche B Notes and the ZTlido Royalty Purchase Agreement, a $1.4 million payment of deferred transaction costs related to the Semnur Business Combination, a $0.5 million payment of excise tax on stock repurchases, and a payment of $0.3 million cash in consideration of the repurchase of a certain portion of the SPAC Warrants, partially offset by $95.5 million in gross proceeds from the Revolving Facility, an aggregate of $42.2 million in gross proceeds from the issuance of shares under the February 2024 BDO, April 2024 RDO, December 2024 RDO and the exercise of the February 2024 BDO Firm Warrants, an aggregate of $25.5 million in gross proceeds from issuance of Tranche B Notes and ZTlido Royalty Purchase Agreement, $10.7 million in proceeds from receiving the FSF Deposit, an aggregate of $2.7 million in proceeds from the Standby Equity Purchase Agreements and the ATM Sales Agreement and an aggregate of $2.1 million in proceeds from the exercise of stock options and warrants and purchases under the ESPP.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with “U.S. GAAP”. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates and judgments and base them on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There have been no material changes in our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except for the accounting treatment for the cryptocurrency assets, noncontrolling interests and equity method investment as discussed in Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Deductions from Revenues

The Company’s gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these product revenue deductions on net sales for a reporting period.

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

The allowance for product returns is determined based on historical return rates, product shelf life, and inventory levels within the distribution channel. This estimated rate is applied to gross sales to accrue the sales allowance. Discounts, typically 2% of sales, are offered to wholesalers for prompt payment. Upon receipt of actual product returns, the Company updates its balances accordingly, while continuing to refine its estimates based on historical trends.

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

Derivative Liability

Derivative liabilities are recorded on our consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expired, with changes in the fair value between reporting periods recorded as other income or expense. The warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants was valued using the Black-Scholes option pricing model, which is considered to be Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the Common Stock. The expected volatility assumption is a blend of our own stock volatility and historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants. The Company evaluated the Scilex-St. James Loan Agreement for embedded derivatives and identified certain features that required bifurcation because they are not clearly and closely related to the host instrument. The embedded derivatives relate to (i) default provisions that could require additional interest payments, and (ii) a provision which could require the settlement of the principal amount of the Scilex-St. James Loans through the Scilex-St. James Pledged Securities upon an uncured event of default. The Company determined that the fair value of these embedded derivatives was immaterial as of the issuance dates of the Scilex-St. James Loans and as of December 31, 2025.

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

Convertible Debentures, the Oramed Note, Tranche B Notes and Purchased Revenue Liability

We elected the fair value option to account for the Convertible Debentures in an aggregate principal amount of up to $25.0 million that were issued in March and April 2023, the Oramed Note in the principal amount of $101.9 million that was issued in September 2023, Tranche B Notes in the principal amount of $50.0 million that were issued in October 2024 and purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement. The Convertible Debentures, the Oramed Note, the Tranche B Notes and the purchased revenue liability are discussed in Note 8 titled “Debt” of the Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These instruments are measured at fair value on a recurring basis using Level 3 inputs. We employ the Binomial Lattice Model valuation technique to measure the fair value of the Convertible Debentures and Tranche B Notes, a Scenario-Based Method valuation technique to measure the fair value of the purchased revenue liability, and a discounted cash flow model to measure the fair value of the Oramed Note, respectively, with any changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, except for changes due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value.

Goodwill Impairment

We test for goodwill impairment at the reporting unit level. We consider our reporting units for goodwill impairment testing. When evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. Qualitative factors include macroeconomic conditions, industry and market conditions and overall company financial performance. If, after assessing the totality of events and circumstances, we determine that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, the quantitative impairment test is unnecessary. The quantitative impairment test, if necessary, involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, we conclude that no goodwill impairment has occurred. If the carrying value exceeds the fair value, we recognize an impairment charge in an amount equal to the excess, not to exceed the carrying value of the goodwill. Determining the fair value of a reporting unit when performing a quantitative impairment test involves the use of significant estimates and assumptions to evaluate the impact of operational and economic changes on each reporting unit. We estimate the fair value using the income and market valuation approaches. We apply a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples to which we compare include revenue and earnings before interest, taxes, depreciation, and amortization. We base fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We confirm the reasonableness of the valuation conclusions by comparing the indicated values of all the reporting units to the overall company value indicated by the stock price and outstanding shares as of the valuation date, or market capitalization.

Impairment test

During the fiscal fourth quarter of 2025, management determined that a triggering event had occurred as a result of business combination with Vivasor, and a further decrease in our stock price. Therefore, we performed an impairment test post consolidation of Vivasor, as of the last day of fiscal December 2025.

Based on the results of our year-end impairment test, we concluded that the carrying amount of goodwill for Vivasor exceeded the estimated fair value and we recorded a non-cash impairment charge of $73.4 million, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended December 31, 2025. As a result of this impairment charge, $73.4 million of the total goodwill carrying value of $73.4 million for Vivasor was impaired. The goodwill impairment was primarily driven by company-specific factors following the acquisition, including a more challenging capital markets environment for early-stage biotechnology companies, increased cost of capital, and updated expectations regarding the timing and probability of future development and financing activities, which together resulted in a decline in the estimated fair value of the reporting unit below its carrying amount. Based on our year-end impairment test, we concluded that, other than goodwill impairment for Vivasor, the rest of the goodwill balance was not impaired. See Note 7: Goodwill and Intangible Assets, to our consolidated financial statements found elsewhere in this Annual Report on Form 10-K, for additional details on the 2025 goodwill impairment. There were no goodwill impairment charges recorded during fiscal 2024.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate ICFR as defined in Rules 13a-15(f) under the Exchange Act. Our ICFR is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our ICFR as of December 31, 2025, based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our ICFR was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our ICFR.

Item 9B. Other Information.

During the fourth quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information contained in the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 10.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 12.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 13.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement, which we expect to file not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. To the extent that we do not file the 2026 Proxy Statement by such date, we will file an amendment to this Annual Report on Form 10-K that includes the information required by this Item 14.

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

2.8#

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

3.5

Certificate of Elimination of Series 1 Mandatory Exchangeable Preferred Stock of Scilex Holding Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 3, 2026).

3.6	Bylaws of Scilex Holding Company (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

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

4.10

Form of Tranche B Senior Secured Convertible Note issued by Scilex Holding Company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

4.11

Form of Warrant to Purchase Common Stock issued by Scilex Holding Company (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

4.12

Form of Placement Agent Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

4.13	Form of Pre-Funded Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.14	Form of Common Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.15	Form of StockBlock Warrant issued by Scilex Holding Company (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

Exhibit Number	Description
4.16

Amendment No. 1 to Common Stock Purchase Warrant, dated December 11, 2024, between Scilex Holding Company and the investor named therein (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 13, 2024).

4.17	Description of Securities of Scilex Holding Company (incorporated by reference to Exhibit 4.16 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 31, 2025).

4.18	Form of Exchange Warrant (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

4.19	Form of September 2025 Warrant (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 1, 2025).

4.20	Form of November 2025 Investor Warrant (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 24, 2025).

4.21	Form of November 2025 Placement Agent Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 24, 2025).

10.1*	Form of Indemnification Agreement of Scilex Holding Company (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

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

10.24

Third Amendment to Exclusive Distribution Agreement, dated as of October 1, 2021, by and among Scilex Pharmaceuticals Inc. and Cardinal Health 105, LLC (f/k/a Cardinal Health 105, Inc.) (incorporated by reference to Exhibit 10.29 of Amendment No. 4 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on September 13, 2022).

10.25^

Product Development Agreement, dated as of May 11, 2011, by and between Scilex Pharmaceuticals, Inc. (as successor to Stason Pharmaceuticals, Inc.), Oishi Koseido Co., Ltd. and Itochu Chemical Frontier Corporation (incorporated by reference to Exhibit 10.34 of Amendment No. 2 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on July 21, 2022).

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

10.33^

Second Amendment to Master Services Agreement, dated as of June 6, 2023, by and between Semnur Pharmaceuticals, Inc. and Lifecore Biomedical, LLC (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 31, 2025).

10.34

Novation Agreement re Master Services Agreement, dated as of June 15, 2022, by and among Scilex Holding Company, Tulex Pharmaceuticals Inc. and Aardvark Therapeutics, Inc. (incorporated by reference to Exhibit 10.42 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.35#

Master Services Agreement, dated as of November 23, 2020, by and between Aardvark Therapeutics Inc. and Tulex Pharmaceuticals Inc. as assumed by Scilex Holding Company on May 12, 2022, as novated to Scilex Holding Company, pursuant to the Novation Agreement re Master Services Agreement, dated as of June 15, 2022, by and among Scilex Holding Company, Tulex Pharmaceuticals Inc. and Aardvark Therapeutics, Inc. (incorporated by reference to Exhibit 10.43 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.36#^

License and Commercialization Agreement, dated as of June 14, 2022, by and between Scilex Holding Company and RxOmeg Therapeutics LLC, a/k/a Romeg Therapeutics, LLC (incorporated by reference to Exhibit 10.44 of Amendment No. 1 of Vickers’s Form S-4 (File No. 333-264941), filed with the SEC on June 27, 2022).

10.37#^

First Amendment to License and Commercialization Agreement, dated as of January 16, 2025, by and between Scilex Holding Company and RxOmeg Therapeutics LLC, a/k/a Romeg Therapeutics, LLC (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 31, 2025.

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

10.39

Registration Rights Agreement, dated September 21, 2023, by and between Scilex Holding Company and Oramed Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.40#

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
10.42#

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

10.43

Subsidiary Guarantee Amendment, dated October 8, 2024, made by certain of the Company’s subsidiaries in favor of the holders of that certain Tranche A Note (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.44

Amended and Restated Security Agreement, dated October 8, 2024, by and among Scilex Holding Company, the Subsidiaries of the Company party thereto, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.45#

Stock Purchase Agreement, dated September 21, 2023, by and between Scilex Holding Company and Sorrento Therapeutics, Inc. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.46

Assignment, Assumption and Release Agreement, dated September 21, 2023, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and Scintilla Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2023).

10.47#

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

10.49#

Underwriting Agreement, dated February 29, 2024, among Scilex Holding Company, Rodman & Renshaw LLC and StockBlock Securities LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 5, 2024).

10.50*

Severance and Change of Control Agreement, dated as of November 8, 2023, by and between Jaisim Shah and Scilex Holding Company (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on November 14, 2023).

10.51*

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

10.53

Settlement Agreement, dated February 29, 2024, by and between Scilex Pharmaceuticals Inc., Sorrento Therapeutics, Inc. and Virpax Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on May 13, 2024).

10.54

Form of Securities Purchase Agreement, dated April 23, 2024, by and between Scilex Holding Company and the purchaser party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on April 25, 2024).

10.55

Commitment Side Letter, dated June 11, 2024, by and between Scilex Holding Company and FSF 33433 LLC. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on June 12, 2024).

10.56^

Sponsor Support Agreement, dated as of August 30, 2024, by and among Denali Capital Acquisition Corp. and each of the Persons set forth on Schedule I attached thereto. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

Exhibit Number	Description
10.57#

Company Stockholder Support Agreement, dated as of August 30, 2024, by and among Scilex Holding Company, Semnur Pharmaceuticals, Inc. and Denali Capital Acquisition Corp. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.58#

Sponsor Interest Purchase Agreement, dated as of August 30, 2024, by and between Denali Capital Global Investments LLC and Scilex Holding Company (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.59#

Contribution and Satisfaction of Indebtedness Agreement, dated as of August 30, 2024 by and between Scilex Holding Company and Semnur Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 3, 2024).

10.60

Stockholder Agreement, dated as of August 30, 2024, by and between Denali Capital Acquisition Corp. and Scilex Holding Company (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No.001-39852), filed with the SEC on September 3, 2024).

10.61

Satisfaction Agreement, dated as of September 17, 2024, by and among Endeavor Distribution LLC, FSF 33433 LLC and Scilex Holding Company. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 18, 2024).

10.62

Letter Agreement, dated as of September 20, 2024, by and between Oramed Pharmaceuticals Inc. and Scilex Holding Company. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 23, 2024).

10.63

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

10.65#

Purchase and Sale Agreement, dated October 8, 2024, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.66#

Security Agreement, dated October 8, 2024, by and among Scilex Pharmaceuticals Inc., and the purchasers signatory thereto (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 8, 2024).

10.67

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

10.69

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

Exhibit Number	Description
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

10.76

Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, Nomis Bay Ltd, BPY Limited, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 3, 2025)).

10.77

Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc., SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 3, 2025).

10.78

Deferral and Consent under Tranche B Senior Secured Convertible Note, dated January 2, 2025, by and among Scilex Holding Company, 3i, LP, SCLX Stock Acquisition JV LLC and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 3, 2025).

10.79#^

First Amendment to License and Commercialization Agreement, dated as of January 16, 2025, by and between Scilex Holding Company and RxOmeg Therapeutics LLC, a/k/a Romeg Therapeutics, LLC (incorporated by reference to Exhibit 10.37 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 31, 2025.

10.80

Amendment to Senior Secured Note, dated January 21, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc. and SCLX Stock Acquisition JV LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on January 22, 2025).

10.81

Purchase and Sale Agreement, dated February 28, 2025, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.82

Security Agreement, dated February 28, 2025, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.83

Subordination Agreement, dated February 28, 2025, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc., Acquiom Agency Services LLC and other signatories thereto (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.84

License Agreement (Gloperba), dated February 28, 2025, by and between Scilex Holding Company, Scilex Pharmaceuticals Inc. and RoyaltyVest Ltd. (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

10.85

Amendment No. 1 to Purchase and Sale Agreement, dated February 28, 2025, by and among Scilex Holding Company, Scilex Pharmaceuticals Inc., Oramed Pharmaceuticals Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on March 3, 2025).

Exhibit Number	Description
10.86

License Agreement (ZTlido), dated February 22, 2025, by and between Scilex Pharmaceuticals Inc. and RoyaltyVest Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 27, 2025).

10.87

Parent Guarantee for Lidocaine License Agreement, dated February 22, 2025, by and between Scilex Holding Company and RoyaltyVest Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 27, 2025).

10.88#

Consent under Securities Purchase Agreement and Senior Secured Promissory Note, dated April 16, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.75 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-276245 and 333-280882), filed with the SEC on May 7, 2025).

10.89#

Consent under Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated April 16, 2025, by and among Scilex Holding Company, Nomis Bay Ltd, BPY Limited and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.76 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-276245 and 333-280882), filed with the SEC on May 7, 2025).

10.90#

Consent under Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated April 16, 2025, by and among Scilex Holding Company, Oramed Pharmaceuticals Inc. and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.77 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-276245 and 333-280882), filed with the SEC on May 7, 2025).

10.91#

Consent under Securities Purchase Agreement and Tranche B Senior Secured Convertible Note, dated April 16, 2025, by and among Scilex Holding Company, 3i, LP and Acquiom Agency Services LLC (incorporated by reference to Exhibit 10.78 of our Post-Effective Amendment No. 1 to Form S-3 on Form S-1 (File No. 333-276245 and 333-280882), filed with the SEC on May 7, 2025).

10.92

Scilex Holding Company Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on May 12, 2025).

10.93#

Warrant Exchange Agreement, dated July 22, 2025, by and between Scilex Holding Company and Nomis Bay Ltd (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.94#

Warrant Exchange Agreement, dated July 22, 2025, by and between Scilex Holding Company and BPY Limited (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.95#

Warrant Exchange Agreement, dated July 22, 2025, by and between Scilex Holding Company and 3i, LP (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.96^

Option Agreement for the Repurchase of Warrants, dated July 22, 2025, by and between Scilex Holding Company and Oramed Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 23, 2025).

10.97^

Consulting Agreement, dated September 22, 2025, between Scilex Holding Company and Inform LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2025).

10.98#

Securities Purchase Agreement, dated September 23, 2025, by and among Scilex Holding Company, Scilex, Inc., Semnur Pharmaceuticals and Biconomy PTE.LTD (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2025).

10.99#

Securities Purchase Agreement, dated September 25, 2025, by and between Scilex Holding Company and Datavault AI Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on September 26, 2025).

10.100#

Warrant Exercise Agreement, dated as of September 30, 2025, by and among the Company, BYP Limited and Nomis Bay Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 1, 2025).

Exhibit Number	Description
10.101#

License Agreement, dated November 3, 2025, by and between Scilex Holding Company and Datavault AI Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 4, 2025).

10.102

Warrant Inducement Agreement, dated as of November 23, 2025, by and between the Company and Armistice Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 24, 2025).

10.103

Non-Recourse Loan and Securities Pledge Agreement, dated December 1, 2025, by and between Scilex Holding Company and The St. James Bank & Trust Company Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 5, 2025).

10.104

Amendment to Non-Recourse Loan and Securities Pledge Agreement, dated December 8, 2025, by and between Scilex Holding Company and The St. James Bank & Trust Company Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 12, 2025).

10.105

Non-Recourse Loan and Securities Pledge Agreement, dated December 15, 2025, by and between SCLX Stock Acquisition JV LLC and The St. James Bank & Trust Company Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on December 17, 2025).

10.106

Warrant Agreement, dated as of February 19, 2026, by and between the Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 20, 2026).

19.1	Scilex Holding Company Insider Trading Policy (incorporated by reference to Exhibit 19.1 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 12, 2024).

21.1+	List of Subsidiaries of the Registrant.

23.1+	Consent of BPM LLP, independent registered public accounting firm.

24.1+	Power of Attorney (included on the signature page hereto).

31.1+	Certification of Henry Ji, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Henry Ji, Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Scilex Holding Company Clawback Policy (incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K (File No. 001-39852), filed with the SEC on March 12, 2024).

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

April 10, 2026	Scilex Holding Company

	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D. Chief Executive Officer, President, Chairperson and Director (Principal Executive Officer)

April 10, 2026

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer, Chief Operating Officer, Secretary and Director (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, each of Henry Ji, Ph.D. and Stephen Ma, acting alone or together with another attorney-in-fact, as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Henry Ji, Ph.D.	Chief Executive Officer, President, Chairperson and Director	April 10, 2026
Henry Ji, Ph.D.	(Principal Executive Officer)

/s/ Stephen Ma	Chief Financial Officer, Chief Operating Officer, Secretary and Director	April 10, 2026
Stephen Ma	(Principal Financial and Accounting Officer)

/s/ Dorman Followwill	Director	April 10, 2026
Dorman Followwill

/s/ Jay Chun	Director	April 10, 2026
Jay Chun, M.D., Ph.D.

/s/ Yue Alexander Wu	Director	April 10, 2026
Yue Alexander Wu, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of

Scilex Holding Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scilex Holding Company and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Walnut Creek, California

April 10, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,955	$3,272
Marketable securities	6,026	—
Accounts receivable, net	15,244	26,442
Inventory	4,789	2,436
Prepaid expenses and other current assets	7,344	9,397
Total current assets	38,358	41,547
Property and equipment, net	13,599	708
Operating lease right-of-use asset	14,818	2,225
Intangibles, net	59,088	32,453
Investments	1,000	2,420
Equity method investment, at fair value	127,040	—
Equity method investment, at fair value (pledged as collateral)	32,363	—
Digital assets	64,711	—
Goodwill	13,481	13,481
Other long-term assets	523	119
Total assets	$364,981	$92,953
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$86,266	$52,620
Accrued payroll	3,270	1,505
Accrued rebates and fees	231,756	162,517
Accrued expenses	66,414	2,841
Current portion of deferred consideration	407	447
Debt, current	83,262	34,876
Promissory notes	3,517	—
Purchased revenue liability, current	3,764	4,115
Current portion of operating lease liabilities	1,733	714
Other current liabilities	3,263	—
Total current liabilities	483,652	259,635
Long-term portion of deferred consideration	2,041	2,448
Debt, net of issuance costs	22,480	845
Purchased revenue liability, net of current portion	4,636	2,685
Derivative liabilities	50,599	18,303
Operating lease liabilities, net of current portion	13,151	1,523
Other long-term liabilities	174	155
Total liabilities	576,733	285,594
Commitments and contingencies (See Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized
Series A, 29,057,097 shares issued and outstanding as of each of December 31, 2025 and December 31, 2024	—	—
Series 1, 5,000,000 shares declared as a stock dividend, not yet distributed as of December 31, 2025; and December 31, 2024	1	1
Common stock, $0.0001 par value, 740,000,000 shares authorized; 8,491,267 shares issued and 7,033,004 shares outstanding as of December 31, 2025; 6,951,622 shares issued and 5,235,377 shares outstanding as of December 31, 2024	1	1
Additional paid-in capital	796,721	454,614
Accumulated other comprehensive income	(5,803)	6,317
Accumulated deficit	(921,786)	(563,052)
Treasury stock, at cost; 1,458,263 shares as of December 31, 2025 and 1,716,245 as of December 31, 2024	(76,915)	(90,522)
Total stockholders’ deficit before noncontrolling interests	(207,781)	(192,641)
Noncontrolling interests	(3,971)	—
Total stockholders’ deficit	(211,752)	(192,641)
Total liabilities and stockholders’ deficit	$364,981	$92,953

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for net loss per share amounts)

	Year Ended December 31,
	2025	2024
Net revenue	$30,253	$56,590
Net operating costs and expenses:
Cost of revenue	10,599	16,689
Research and development	20,710	9,641
Selling, general and administrative	266,884	119,016
Goodwill impairment	73,358	—
Intangible amortization	4,364	4,031
Legal settlements	345	(9,391)
Total net operating costs and expenses	376,260	139,986
Loss from operations	(346,007)	(83,396)
Other (income) expense, net:
(Gain) loss on derivative liability	22,693	(17,378)
Change in fair value of debt and liability instruments	25,351	4,782
Interest expense, net	11,459	1,963
Loss on foreign currency exchange	(86)	45
Loss on debt extinguishment, net	7,351	—
Unrealized loss on digital assets, net	12,180	—
Realized loss on digital assets, net	30,200	—
Unrealized (gain) on equity investment, net	(2,692)	—
Realized (gain) on equity investments, net	(19,218)	—
Unrealized (gain) on equity method investments carried at fair value, net	(54,760)	—
Realized (gain) on equity method investments carried at fair value, net	(4,657)	—
Realized (gain) on securities	199	—
Total other (income) expense, net	28,020	(10,588)
Loss before income taxes	(374,027)	(72,808)
Income tax expense (benefit)	26	(1)
Net loss	(374,053)	(72,807)
Net loss attributable to noncontrolling interests	(15,319)	—
Net loss attributable to common stockholders before deemed dividend	(358,734)	(72,807)
Deemed dividend	(43,753)	—
Net loss attributable to common stockholders	$(402,487)	$(72,807)
Net loss per share attributable to common stockholders — basic	$(36.48)	$(7.24)
Net loss per share attributable to common stockholders — diluted	$(36.48)	$(8.05)
Weighted average number of shares during the period — basic	11,034	10,061
Weighted average number of shares during the period — diluted	11,034	10,145

Comprehensive loss:
Net loss attributable to common stockholders	$(358,734)	$(72,807)
Other comprehensive income:
Foreign currency translation adjustment	(756)	—
Changes in fair value attributable to instrument-specific credit risk	(11,364)	6,317
Total other comprehensive income	(12,120)	6,317
Comprehensive loss attributable to common stockholders	$(370,854)	$(66,490)

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY / (DEFICIT)

(In thousands)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Interest	Equity (Deficit)
Balance, December 31, 2023	29,057	$—	4,574	$1	$407,828	$—	$(490,245)	1,716	$(90,522)	$—	$(172,938)
Shares issued under the Standby Equity Purchase Agreements and under the ATM Sales Agreement	—	—	81	—	2,671	—	—	—	—	—	2,671
Shares issued under the February 2024 BDO	—	—	168	—	3,769	—	—	—	—	—	3,769
Shares issued under the April 2024 RDO	—	—	429	—	5,919	—	—	—	—	—	5,919
April 2024 RDO Placement Agent Warrants and February 2024 BDO Representative Warrants	—	—	—	—	956	—	—	—	—	—	956
Retainer shares issued	—	—	286	—	1	—	—	—	—	—	1
Fee Warrant issued in connection with the Commitment Letter	—	—	—	—	310	—	—	—	—	—	310
Repurchase of warrants	—	—	—	—	(298)	—	—	—	—	—	(298)
Common stock issuable under the SIPA	—	—	—	—	345	—	—	—	—	—	345
Placement Agent Shares and October 2024 Placement Agent Warrants	—	—	63	—	3,792	—	—	—	—	—	3,792
Conversion of Tranche B Notes into common stock	—	—	263	—	9,256	—	—	—	—	—	9,256
Shares issued under December 2024 RDO	—	—	753	—	328	—	—	—	—	—	328
StockBlock Warrants issued in connection with the December 2024 RDO	—	—	—	—	1,265	—	—	—	—	—	1,265
Stock dividend declared, not yet distributed	5,000	1	—	—	(1)	—	—	—	—	—	—
Issuance of common stock upon warrants exercise	—	—	321	—	2,311	—	—	—	—	—	2,311
Shares issued under ESPP	—	—	10	—	246	—	—	—	—	—	246
Stock options exercised	—	—	4	—	227	—	—	—	—	—	227
Stock-based compensation	—	—	—	—	15,689	—	—	—	—	—	15,689
Other comprehensive income	—	—	—	—	—	6,317	—	—	—	—	6,317
Net loss	—	—	—	—	—	—	(72,807)	—	—	—	(72,807)
Balance, December 31, 2024	34,057	1	6,952	1	454,614	6,317	(563,052)	1,716	(90,522)	—	(192,641)
Treasury Stock transferred to Tranche B Investors for Tranche B Notes deferral	—	—	—	—	(5,353)	—	—	(143)	7,535	—	2,182
Treasury Stock paid for Gloperba Ex-US License	—	—	—	—	(808)	—	—	(22)	1,174	—	366
Treasury Stock transferred to Oramed for the Oramed Note maturity extension	—	—	—	—	(3,523)	—	—	(93)	4,898	—	1,375

Acquisition of controlling interest in Scilex Bio	—	—	—	—	1,816	—	—	—	—	1,944	3,760
Reverse recapitalization - Semnur Business Combination	—	—	—	—	127,245	—	—	—	—	(1,716)	125,529
Sale of 12.5 million New Semnur Common	—	—	—	—	200,685	—	—	—	—	(685)	200,000
Exercise of April 2024 and December 2024 RDO warrants and issuance of November 2025 Warrants	—	—	905	—	19,767	—	—	—	—	—	19,767
Exercise of December 2024 RDO Warrants in exchange for Tranche B Notes deferral	—	—	179	—	3,527	—	—	—	—	—	3,527
Non-Controlling interest in Vivasor net assets at date of acquisition	—	—	—	—	—	—	—	—	—	11,805	11,805
Issuance of common stock upon exercise of December 2024 RDO Warrants	—	—	450	—	10,237	—	—	—	—	—	10,237
Payments in lieu of fractional shares or Reverse Stock Split	—	—	—	—	(1)	—	—	—	—	—	(1)
Option fee and repurchase of Penny Warrants	—	—	—	—	(27,000)	—	—	—	—	—	(27,000)
Shares issued under ESPP	—	—	5	—	23	—	—	—	—	—	23
Stock-based compensation	—	—	—	—	15,492	—	—	—	—	—	15,492
Other comprehensive income	—	—	—	—	—	(12,120)	—	—	—	—	(12,120)
Net loss	—	—	—	—	—	—	(358,734)	—	—	(15,319)	(374,053)
Balance, December 31, 2025	34,057	$1	8,491	$1	$796,721	$(5,803)	$(921,786)	1,458	$(76,915)	$(3,971)	$(211,752)

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss including noncontrolling interest	$(374,053)	$(72,807)
Adjustments to reconcile net loss to net cash proceeds from operating activities:
Depreciation and amortization	4,623	4,046
Amortization of debt issuance costs and debt discount	409	316
Non-cash operating lease cost	812	718
Stock-based compensation	15,492	15,689
Fair value of Gloperba-Elyxyb RPA liability expensed	500	—
Fair value of treasury Stock expensed - Tranche B and Oramed Note	3,557	—
Fair value of September 2025 warrants expensed - Tranche B modification	3,091	—
(Gain) loss on derivative liability	22,693	(17,378)
Loss on extinguishment of derivative liability	7,350	—
Goodwill impairment	73,358	—
Financing costs and allocated expense for financial instruments at fair value	—	17,297
In-process research and development expense	5,426	—
Transaction costs expensed related to Semnur Business Combination	140,000	—
Change in fair value of debt and liability instruments	25,351	4,782
Change in fair value of equity investments	(2,692)	—
Change in fair value of digital assets	12,180	—
Change in fair value of equity method investment, net	(54,759)	—
Realized (gain) loss on investment, net	(19,218)	—
Realized (gain) loss on digital assets, net	30,200	—
Realized (gain) loss on equity method investment, net	(4,657)	—
Realized Gains & Losses on Securities	199	—
Allowances for expected credit losses	—	1,186
Other	(13)	661
Changes in operating assets and liabilities:
Accounts receivables, net	13,837	(6,267)
Inventory	1,799	1,462
Prepaid expenses and other	3,300	(479)
Other long-term assets	(3)	(30)
Accounts payable	13,121	7,419
Accrued payroll	(1,095)	(1,176)
Accrued expenses	14,601	(8,167)
Accrued rebates and fees	69,239	72,859
Operating lease liability	(857)	(758)
Other long-term liabilities	25	(24)
Net cash proceeds from operating activities	3,816	19,349
Investing activities
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(600)	(600)
Purchase of equity securities	—	(2,000)
Cash paid for in-process research and development, net	(200)	(75)
Cash paid to settle Datavault Obligation	(9,230)	—
Purchases of Bitcoin with cash	(15,837)	—
Purchase of property and equipment	(133)	—
Exercise of prefunded warrant	(27)	—
Purchase of preferred shares of Vivasor	(9,000)	—
Sale of Datavault AI Inc. shares for cash, net	39,606	—
Repayments on promissory note	(962)	—
Payment made for PA OPS investment	(1,000)	—
Vivasor Cash Acquired	1,517	—
Purchase of convertible promissory note from Denali	(50)	—
Net cash proceeds from (used for) investing activities	4,084	(2,675)
Financing activities
Proceeds from issuance of shares under Standby Equity Purchase Agreements and ATM Sales Agreement	—	2,671
Proceeds from issuance of Revolving Facility	—	95,438
Proceeds from issuance of FSF Deposit	—	10,000
Proceeds from issuance of Tranche B Notes and purchased revenue liability	—	25,000
Repayment of Revolving Facility	—	(112,791)
Repayment of Oramed Note	—	(64,200)
Cash consideration paid in connection with warrant repurchase	—	(300)
Cash assumed in Semnur Business Combination	35	—
Repayment of Convertible Debentures	—	(4,375)
Repayment of Tranche B Notes	(20,532)	(3,283)
Payments of debt issuance costs	(71)	(4,172)
Cash consideration paid in connection with the repurchase of Penny Warrants	(27,000)	—

Payments on purchased revenue liability	(3,179)	—
Transaction costs paid in connection with share repurchase	(996)	—
Proceeds from exercise of April 2024 RDO Warrants and December 2024 RDO Warrants	20,358	—
Transaction costs paid in connection with issuance of common stock and exchange of April 2024 RDO Warrants and December 2024 RDO Warrants for November 2025 Warrants	(1,745)	—
Payments for the termination of Tumim Purchase Agreement	(2,700)	—
Proceeds from issuance of Scilex-St. James Loans	21,528	—
Excise tax paid in connection with share repurchase	(860)	(450)
Proceeds from issuance of shares under direct offerings	—	41,967
Payments of direct offering issuance costs	—	(4,370)
Payments of deferred transaction costs related to Semnur Business Combination	—	(1,379)
Proceeds from exercise of December 2024 RDO Warrants for Common Stock	10,237	—
Proceeds from stock options and warrants exercised and ESPP	23	2,113
Payments for Vivasor debt	(558)	—
Payments in lieu of fractional shares for Reverse Stock Split	(1)	—
Net cash (used for) financing activities	(5,461)	(18,131)
Effect of exchange rate changes on cash	(756)	—
Net change in cash and cash equivalents	1,683	(1,457)
Cash, cash equivalents and restricted cash at beginning of period	3,272	4,729
Cash, cash equivalents and restricted cash at end of period	$4,955	$3,272
Supplemental disclosure:
Cash paid for interest	$935	$1,561
Non-cash investing and financing activities
Issuance costs related to direct offerings included in accrued expenses and account payables	$—	$1,845
Net liabilities assumed in Semnur Business Combination	$12,822	$—
Derecognition of Scilex's equity investment in Denali in connection with Semnur Business Combination	$2,470	$—
Exercise of December 2024 RDO Warrants in exchange for settlement of Tranche B Notes principal and interest	$2,689	$—
Purchase of equity investment in Datavault AI Inc in exchange for Bitcoin	$8,069	$—
Bitcoin acquired in exchange for shares of Semnur Stock	$200,000	$—
Additions to intangible assets included in accrued expenses	$1,000	$—
Fee Warrants issued and exercised in connection with the Commitment Letter	$—	$610
Settlement of FSF Deposit	$—	$13,000
Deferred transaction costs related to Semnur Business Combination included in accrued expenses and account payable	$—	$4,602
Conversion of Oramed Note into Tranche B Notes	$—	$25,000
Conversion of Tranche B Notes into common stock	$—	$9,256
Debt issuance costs included in accrued expenses	$—	$3,063
Placement Agent Shares and October 2024 Placement Agent Warrants	$—	$3,792
StockBlock Warrants issued in connection with the December 2024 RDO	$—	$1,265
Datavault Licenses acquired but not yet paid	$30,000	$—
Purchase of Bitcoin in exchange for Scilex-St. James Loans	$9,395	$—
Excise tax in connection with share repurchase included in accrued expenses	$—	$860
Purchase and exercise of prefunded warrant for Datavault shares in exchange for Bitcoin	$110,043	$—
Issuance of warrants as financing costs in connection with issuance of common stock and exchange of liability classified instruments	$862	$—
Vivasor debt forgiveness	$(2,469)	$—
Vivasor net assets consolidated	$—	$—
Net impact of the issuance of November 2025 Warrants and exchange of liability classified instruments	$6,248	$—

See accompanying notes to audited consolidated financial statements

SCILEX HOLDING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its consolidated subsidiaries, the “Company”) is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has eight subsidiaries, of which the following five are wholly owned: Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), SCLX DRE Holdings LLC, and SCLX Stock Acquisition JV LLC (“SCLX JV”), Scilex BVI Limited (“Scilex BVI”); and the following three subsidiaries are controlled by Scilex: Scilex Bio, Inc. (“Scilex Bio”) and Semnur Pharmaceuticals, Inc. (“Semnur”) and Vivasor Holding Company (“Vivasor”). The business combination with Vivasor started in December 2025. The business combination with Vickers (the “Business Combination”) was closed in November 2022.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The consolidated financial statements include 100% of the accounts of the wholly owned and majority owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary. The proportion of profit and loss and changes in equity allocated to the shareholders of the Company and the non-controlling interests are determined on the basis of existing ownership interest. All intercompany balances and transactions have been eliminated.

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

The Company consolidates its VIEs under the VIE model if the Company is considered the primary beneficiary due to (i) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with the applicable GAAP.

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

Reverse Stock Split

On April 3, 2025, the Board of Directors of the Company (the “Board”) approved a reverse stock split of the Common Stock at a ratio of 1-for-35 (the “Reverse Stock Split”), which was effected on April 15, 2025. As a result of the Reverse Stock Split, every 35 shares of pre-Reverse Stock Split Common Stock was combined into one share of post-Reverse Stock Split Common Stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded down to the nearest whole share. Stockholders who would have otherwise received a fractional share of Common Stock pursuant to the Reverse Stock Split, received cash-in-lieu of the fractional share. All Common Stock amounts and references have been retroactively adjusted for all figures presented to reflect the Reverse Stock Split unless specifically stated otherwise. The Company also adjusted the amounts for shares of Common Stock reserved for issuance upon the exercise of outstanding warrants, outstanding stock options and shares reserved under the Company’s stock-based compensation plans, except for the outstanding Penny Warrants and the Deposit Warrant (each as defined below), which do not contain antidilution provisions and therefore were not adjusted in connection with the Reverse Stock Split, to the extent they were outstanding at the time of the Reverse Stock Split. As a result, a deemed dividend of $43.8 million was recognized, representing the increase in value to Penny Warrant holders. The Company has an accumulated deficit, as a result, the deemed dividend was not recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying consolidated balance sheet. The non-cash deemed dividend has been included as an increase to the net loss allocated to common shareholders, and thus increase the net loss per share for both basic and diluted net loss per share.

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

Customer and Supplier Concentration Risk

The Company had four and three customers during the years ended December 31, 2025 and 2024, respectively, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 98% and 86% of the Company’s revenue for the years ended December 31, 2025 and 2024, respectively, individually ranging from 12% to 33% and 23% to 34%, respectively. As of December 31, 2025 and 2024, four and three customers represented 96% and 95% of the Company’s outstanding accounts receivable, respectively, individually ranging between 10% and 35% and 30% and 33% for respective periods. Additionally, during the years ended December 31, 2025 and 2024, the Company purchased ZTlido, ELYXYB and GLOPERBA inventories from its sole supplier, Itochu Chemical Frontier Corporation (“Itochu”), Contract Pharmaceuticals Ltd. Canada (“CPL”) and Ferndale Laboratories, Inc., respectively. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers and limits its credit exposure by setting credit limits. During the years ended December 31, 2025 and 2024, the Company had allowances for expected credit losses of nil and $1.2 million, respectively.

Digital Assets

In September 2025, the Company adopted a cryptocurrency treasury strategy and began acquiring Bitcoin. We account for all digital assets held as crypto assets, a subset of indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. We have ownership of and control over our digital assets and are held in custody accounts and are not considered cash equivalents. The digital assets are initially recorded at cost on a first-in, first-out basis and are subsequently remeasured on the consolidated balance sheets at fair value at each reporting period.

We determine and record the fair value of our digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level I inputs). Realized and unrealized gains and losses are recorded to Other (income) expense, net in our consolidated statement of operations and comprehensive loss.

Noncontrolling Interests

The Company consolidates entities in which it has a controlling financial interest, including variable interest entities (VIEs) where it is the primary beneficiary. Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable to the Company and are presented separately in the consolidated balance sheets and statements of operations and comprehensive loss. Profit or loss and changes in equity attributable to noncontrolling interests are allocated based on ownership percentages as well as the preferential rights and obligations associated with the respective equity class of noncontrolling interests.

Datavault Investment

On September 25, 2025, we entered into a Securities Purchase Agreement (the “Datavault SPA”) with Datavault AI Inc., a Delaware corporation (“Datavault”), pursuant to which Datavault agreed to issue and sell, and we agreed to purchase, 15.0 million shares (the “Datavault Shares”) of common stock of Datavault (“Datavault Common Stock”) in the initial closing which occurred on September 26, 2025 (the “Initial Datavault Closing” and the date of such closing, the “Initial Datavault Closing Date”) and a pre-funded warrant (the “Datavault Pre-Funded Warrant”) to purchase 263,914,094 shares of Datavault Common Stock in a subsequent closing (the “Subsequent Datavault Closing”), for an aggregate purchase price of $150 million in Bitcoin (“BTC”) (based on the spot exchange rate for BTC as published by Coinbase.com at 8:00 p.m. (New York City time) on the trading day immediately prior to the date of the Initial Datavault Closing Date, or September 25, 2025. (such rate, the “Spot Exchange Rate”)). On November 25, 2025, the Subsequent Datavault Closing was consummated with us transferring an amount of BTC (based on the Spot Exchange Rate) in satisfaction of the payment of the remainder of the aggregate purchase price to Datavault and Datavault issuing the Datavault Pre-Funded Warrant to us. Also on November 25, 2025, following the Subsequent Datavault Closing, we exercised the Datavault Pre-Funded Warrant in full for an aggregate exercise price of approximately $26.4 thousand, paid in cash. The Company has the ability to nominate two out of nine board seats, and holds approximately 37% of Datavault’s outstanding voting shares as of December 31, 2025, and the Company believes it is able to exercise significant influence over Datavault. As such, following the exercise of the Datavault Pre-Funded Warrants, the Company accounts for its investment in Datavault under the equity method under Accounting Standards Codification (“ASC”) 323, Investments - Equity Method and Joint Venture as of this date.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the consolidated balance sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, restricted cash, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. Equity method investment and digital assets are also recorded at fair value in our consolidated balance sheets.

The valuation of the derivative warrant liability for the Private Warrants, the February 2024 BDO Firm Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants the Exchange Warrants, the September 2025 Warrants and the November 2025 Warrants (each as defined below) is outlined in Note 5, utilizing the Black-Scholes option pricing model. The Company has chosen the fair value option for the Oramed Note, FSF Deposit, and Tranche B Notes (each as defined below), with the valuation methodologies detailed in Note 8. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Cash, Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value. The Company considers marketable securities as current investments if the maturity date is less than or equal to one year from the balance sheet date. The Company considers marketable securities as non-current investments if the maturity date is in excess of one year from the balance sheet date.

Restricted cash as of December 31, 2025 and December 31, 2024 is nil, because Scilex Pharma paid off the outstanding amount of all obligations and indebtedness under the eCapital Credit Agreement in October 2024, which agreement was terminated thereafter.

Cash equivalents were immaterial as of December 31, 2025 and 2024.

Accounts Receivable, Net

Accounts receivable are presented net of allowances for expected credit losses and prompt payment discounts. Accounts receivable consists of trade receivables from product sales to customers, which are generally unsecured. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for expected credit losses within accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for expected credit losses. As of December 31, 2025 and 2024, the Company recorded nil and $1.2 million, allowances for credit losses on its accounts receivable, respectively. As of December 31, 2025 and 2024, allowances for prompt payment discounts were $0.4 million and $0.6 million, respectively.

Inventory

The Company determines inventory cost on a first-in, first-out basis, with the exception of the Vivasor entity which determines inventory cost using the average cost method. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow- moving. The Company reserves for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and expiration dates for on-hand inventory. Inventory costs resulting from these adjustments are recognized as cost of sales in the period in which they are incurred. When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, the Company capitalizes pre-launch inventory costs prior to regulatory approval. As of December 31, 2025 and 2024, the Company’s inventory was composed of equal parts of raw material and finished goods.

Property and Equipment, Net

Property and equipment are carried at cost less accumulated depreciation. Property and equipment for the Vivasor entity was fair valued on the date of the acquisition under acquisition accounting. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are generally five to seven years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the term of the respective lease on a straight-line basis. The cost of repairs and maintenance is expensed as incurred.

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

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite life, represents the excess cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. The Company has two reporting unit. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test.

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

Valuation of Purchased In-Process Research and Development, Goodwill, and Other Intangible Assets

When we acquire another company, the purchase price is allocated, as applicable, between in-process research and development, other identifiable intangible assets, tangible assets, liabilities assumed and goodwill as required by generally accepted accounting principles in the U.S. Purchased in-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to in-process research and development and other intangible assets requires us to make significant estimates. The amount of the purchase price allocated to purchased in-process research and development and other intangible assets is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For purchased in-process research and development, these methodologies include consideration of the risk of the project not achieving commercial feasibility.

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including in-process research and development, of the acquired businesses, net of the fair value of liabilities assumed. Goodwill is tested for impairment annually, or more frequently if changes in circumstance or the occurrence of events suggest an impairment exists. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment tests are considered critical due to the amount of goodwill recorded on our consolidated balance sheets and the judgment required in determining fair value amounts, including projected future cash flows.

The purchase price allocation in connection with the purchase of Vivasor is preliminary and subject to adjustment. As the Company continues to evaluate the fair value of assets acquired, including in-process research and development (IPR&D), adjustments may result in a reallocation between goodwill and identified intangible assets. Any such measurement period adjustments will be recorded in accordance with ASC 805, with corresponding offsets to goodwill, and will be finalized no later than one year from the acquisition date.

Contingent Consideration

The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with applicable milestones, discount rates and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the consolidated statements of operations and comprehensive loss. Other than contingent consideration that is accounted for in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, and Topic 815, Derivatives and Hedging, contingent consideration arrangements assumed in an asset acquisition will be measured and accrued when such contingency is resolved.

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

Debt assumed in connection with the Vivasor, Business Combination was recorded at fair value at the acquisition date. Subsequent to initial recognition, such debt is carried at amortized cost, with any difference between fair value and contractual amounts accreted or amortized to interest expense over the remaining term of the instrument using the effective interest method.

The Oramed Note, FSF Deposit, Tranche B Notes

The Company has elected the fair value option to account for the FSF Deposit and the Tranche B Notes (each as defined in Note 2 “Liquidity and Going Concern” below) and the Oramed Note (as defined in Note 5 “Fair Value Measurements” below) that were issued in June 2024, October 2024, and September 2023, respectively, as discussed further in Note 8. The Company recorded these financial instruments at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to these financial instruments were expensed as incurred. The weighted-average interest rates for the short-term loans, including these financial instruments, were 12.35% and 6.67% for the years ended December 31, 2025 and 2024, respectively.

Scilex-St. James Loans

The Company accounted for Scilex-St. James Loans using amortized cost model. Transaction fees paid to the lender are treated as debt discounts which are recorded as reduction to the principal of the notes. The debt discounts are amortized over the contractual term of the notes, using the effective interest method, and recorded as interest expense in the consolidated statements of operations and comprehensive loss.

Purchased Revenue Liability

The purchased revenue liability is associated with the Purchase and Sale Agreement that the Company entered into in October 2024 with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed (the “ZTlido Royalty Purchase Agreement”) and the Purchase and Sale Agreement that the Company entered into in February 2025 with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed (the “Gloperba-Elyxyb Royalty Purchase Agreement”, and together with the ZTlido Royalty Purchase Agreement, the “Royalty Purchase Agreements”) (Note 8). The Company elected the fair value option to account for the purchased revenue liability (as described in Note 5 “Fair Value Measurements” below). The Company recorded the these Royalty Purchase Agreements at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the purchased revenue liability were expensed as incurred.

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

The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2025 and 2024, the Company maintained a full valuation allowance against its deferred tax assets.

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

Revenue Recognition

The Company’s revenue is primarily generated from product sales within the United States. The Company does not incur significant direct costs to obtain contracts with its customers.

Revenue from product sales is comprised of sales of ZTlido, ELYXYB and GLOPERBA. The Company’s performance obligation with respect to sales of ZTlido, ELYXYB and GLOPERBA is satisfied at a point-in-time, when control is transferred upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the product, physical possession of the product has been transferred to the customer, the customer has significant risks and rewards of ownership of the product, and the Company has a present right to payment at that time. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of December 31, 2025 and 2024 were not material.

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

Deductions from Revenues

The Company’s gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, rebates, sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these product revenue deductions on net sales for a reporting period.

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

The allowance for product returns is determined based on historical return rates, product shelf life, and inventory levels within the distribution channel. This estimated rate is applied to gross sales to accrue the sales allowance.

Discounts

Discounts, typically 2% of sales, are offered to wholesalers for prompt payment. Upon receipt of actual product returns, the Company updates its balances accordingly, while continuing to refine its estimates based on historical trends.

Co-Payment Assistance

Patients who have commercial insurance or pay cash and meet certain eligibility requirements may receive co-payment assistance. The Company accrues for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. Co-payment assistance is presented as accrued rebates and fees under current liabilities within the Company’s consolidated balance sheets.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for our 2025 annual period prospectively. See Note 14 for the revised disclosures consistent with the new standard.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU No. 2023-08 are intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The amendments are effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. We adopted ASU 2023-08 in 2025, and it did not have a material impact on the Company’s financial statements when adopted, as the Company did not hold any crypto assets as of the adoption date. During the third quarter of 2025, the Company began holding crypto assets, which are accounted for in accordance with ASU 2023-08. See Note 6 for related disclosures.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on its consolidated financial statements.

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

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by us effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, the Company was able to offer and sell (the “Offering”) shares of Common Stock up to $170.0 million (the “ATM Shares”), through or to the Sales Agents as part of the Offering. The Company had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers thereunder at any time. As of December 31, 2025, no sales of Common Stock had been made under the ATM Sales Agreement. As of December 31, 2024, the Company sold 78,976 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $2.7 million.

On June 11, 2024, the Company entered into that certain Commitment Side Letter (the “Commitment Letter”) with FSF 33433 LLC (“FSF Lender”), pursuant to which FSF Lender committed to provide the Company a loan (the “FSF Loan”) in the aggregate amount of $100.0 million (the “Commitment Amount”). The Commitment Amount shall be payable as follows: (i) $85.0 million no later than the date that is 70 days following the date on which the Company receives the FSF Deposit (as defined below) (the “Outside Date” and the funding of the initial $85.0 million, the “Initial Commitment Closing”) and (ii) the remaining $15.0 million within 60 days following the Initial Closing (the funding of the second $15.0 million, the “Second Closing”). Pursuant to the Commitment Letter, FSF Lender was required to provide the Company a non-refundable deposit in immediately available funds in the aggregate principal amount of $10.0 million (the “FSF Deposit” and the date on which such funds are fully received, the “Deposit Date”), which amount will be creditable towards the $85.0 million required to be funded by FSF Lender at the Initial Commitment Closing. The Company received the FSF Deposit on June 18, 2024, and issued to FSF Lender a warrant to purchase up to an aggregate of 3,250,000 shares of the Common Stock (the “Deposit Warrant”), with an exercise price of $1.20 per share. The exercise price and number of shares of Common Stock issuable upon the exercise of the Deposit Warrant may be subject to certain adjustments in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction, as described in the Deposit Warrant. The Deposit Warrant is immediately exercisable and will expire five years from the date of issuance.

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

On October 7, 2024, the Company entered into a securities purchase agreement (the “Tranche B Securities Purchase Agreement”) with certain institutional investors (collectively, the “Tranche B Investors”) and Oramed Pharmaceuticals Inc. (“Oramed”, and together with the Tranche B Investors, the “Tranche B Noteholders”), to issue and sell, in a registered offering by the Company directly to the Tranche B Noteholders, a new tranche B of senior secured convertible notes of the Company in the aggregate principal amount of $50.0 million (the “Tranche B Notes”) which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a conversion price equal to $36.40 per share. In exchange for the issuance of the Tranche B Notes to the Tranche B Investors, the Company has received an aggregate amount in cash of $22,500,000, excluding fees and expenses payable by the Company. In consideration for the Tranche B Notes issued to Oramed, the Company has received from Oramed an exchange and reduction of the principal balance under the Oramed Note (as defined below) of $22,500,000.

On December 1, 2025, the Company entered into a Non-Recourse Loan and Securities Pledge Agreement (the “Scilex-St. James Loan Agreement”) to issue loans (the “Scilex-St. James Loans”) with St. James Bank & Trust Company Ltd., a corporation existing under the laws of the Bahamas (“St. James”), in up to an aggregate principal amount of $50.0 million, which may be advanced in one or more tranches. The Scilex-St. James Loans are non-recourse loans, which are collateralized by the shares of Datavault common stock held by the Company, wherein St. James will act as the custodian over these collateralized shares.

On December 8, 2025, the Company and St. James executed an amendment to the "Scilex-St. James Loan Agreement (the “Scilex-St. James Loan Amendment”). The Scilex-St. James Loan Amendment, among other things, increased the maximum amount borrowable under the Scilex-St. James Loan Agreement from $50.0 million to $100.0 million, and increased the number of shares of Datavault common stock collateralizing the Scilex-St. James Loans to 85,838,800 shares.

On December 19, 2025, (the “Initial Scilex-St. James Loan Closing Date”), St. James funded $10.0 million of principal of the Scilex-St. James Loans (the “Scilex-St. James Loan Tranche 1”), net of a $0.8 million financing fees, collateralized by 17,361,111 shares of Datavault Common Stock, at a collateral price per share of $0.96. The Company has received proceeds of the Scilex-St. James Loan Tranche 1 and aggregate amount of $9.2 million in cash, excluding fees and expenses payable by the Company.

On December 22, 2025 (the “Scilex-St. James Tranche 2 Closing Date”), St. James funded and the Company received in cash $12.6 million of principal of the Scilex-St. James Loans (the “Scilex-St. James Tranche 2”), collateralized by 21,841,689 shares of Datavault Common Stock, excluding fees and expenses payable by the Company.

As of December 31, 2025, the Company’s negative working capital was $445.3 million, including cash and cash equivalents of approximately $5.0 million. During the year ended December 31, 2025, the Company had operating losses of $346.0 million and cash flows outflows from operations of $3.8 million. The Company had an accumulated deficit of $921.8 million as of December 31, 2025.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of December 31, 2025 and December 31, 2024, the contingent consideration associated with the Development Milestone Payment was $0.2 million, recorded in the other long-term liabilities.

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

As of each of December 31, 2025 and 2024, the Company had ending balances of accrued royalty payables of $0.2 million, which was recorded as accrued expenses under current liabilities on the consolidated balance sheets. During the years ended December 31, 2025 and 2024, the Company made royalty payments in the amount of $0.2 million and $0.3 million, respectively. As of December 31, 2025, a regulatory milestone payment of $1.0 million had been accrued.

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

As of December 31, 2025, and December 31, 2024, the Company had deferred offering costs of approximately nil and $6.0 million, respectively, related to the Semnur Business Combination. Because the transaction was completed without cash consideration, these costs were recognized as an expense in the Company’s consolidated statements of operations upon closing.

Vivasor Business Combination

On December 5, 2025 (the “VHC Transaction Date”), the Company entered into a Share Transfer Agreement with EAR SPV LLC, a Delaware corporation (“EAR SPV”) and Vivasor Holding Company (“VHC”), a privately held biotechnology company, pursuant to which, among other things, EAR SPV agreed to sell, and the Company agreed to buy, all 6,101,468 shares of VHC’s Series A-1 Preferred Stock, par value $0.00001 per share, held by EAR SPV, for an aggregate purchase price of $9.0 million (“VHC Business Combination”).

The Company evaluated VHC under the VIE model in accordance with ASC 810 and concluded that VHC is a VIE because it lacked sufficient equity at risk to finance its activities without additional subordinated support. Due to the Company’s power to direct key activities through its eligible majority board representation and its significant economic exposure through its 30.8% equity interest, it was determined that the Company was the primary beneficiary of VHC. As a result, the Company consolidated VHC as of the VHC Transaction Date. The Company will reassess its primary beneficiary status and VIE conclusion for VHC upon the occurrence of any reconsideration events.

The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with ASC 805. The identifiable assets acquired and liabilities assumed of VHC were recorded at their estimated fair values as of the VHC Transaction Date. Any excess of the purchase consideration over the fair value of net identifiable assets acquired was recorded as goodwill. Acquisition-related expenses were not material for the year ended December 31, 2025.

The purchase price allocation is preliminary and subject to adjustment. As the Company continues to evaluate the fair value of assets acquired, including in-process research and development (“IPR&D”), fair value of inventory and receivables, adjustments may result in a reallocation between goodwill and identified tangible and intangible assets. Any such measurement period adjustments will be recorded in accordance with ASC 805, with corresponding offsets to goodwill, and will be finalized no later than one year from the acquisition date.

The fair value estimates for the assets acquired and liabilities assumed were based upon valuations using information known and knowable as of the date of this filing. Changes to these assumptions and estimates could cause an impact to the valuation of assets acquired including goodwill. The Company is in the process of finalizing the purchase price allocation. Accordingly, the allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and subject to adjustment during the measurement period, which may not exceed one year from the VHC Transaction Date.

The fair value of the total purchase consideration for the VHC Business Combination was $71.3 million, subject to purchase price adjustment and was comprised of the following (in thousands):

Purchase Consideration	Fair Value
Cash consideration	$9,000
Upside consideration – Aardvark shares claw back	3,111
Debt assumed (short-term and long-term)	47,415
69.2% noncontrolling interest in VHC	11,805
Total purchase consideration	$71,331

The purchase consideration includes the cash paid for the equity interest in VHC, the fair value of debt assumed at acquisition, the upside consideration payable to Sorrento Therapeutics, Inc. (“Sorrento”) based on a percentage of proceeds from the Aardvark Therapeutics, Inc. (“Aardvark”) equity investment, and the fair value of the noncontrolling interests. The 69.2% noncontrolling interest in VHC was measured at fair value using an option pricing model backsolve methodology with a discount for lack of control of 23.1%. The 7.0% noncontrolling interest relates to Sorrento’s retained interest in certain VHC subsidiaries pursuant to the Asset Purchase Agreement dated March 8, 2024 between Sorrento and VHC.

The preliminary allocation of the VHC Business Combination purchase consideration to the estimated fair value of the net assets acquired and liabilities assumed at the VHC Transaction Date was as follows (in thousands):

Liabilities presented below exclude assumed debt and upside consideration, which are presented as components of the purchase consideration above.

Fair Value
Assets acquired:
Cash and cash equivalents	$1,517
Marketable securities	6,223
Accounts receivable	5,122
Prepaid expenses and other current assets	1,234
Inventory	4,135
Property, plant and equipment	13,023
Right-of-use assets	13,405
Other long-term assets	404
Total assets acquired	45,063

Liabilities assumed:
Accounts payable	17,587
Accrued expenses	14,802
Operating lease liabilities	13,405
Other current liabilities	1,296
Total liabilities assumed	47,090

Total identifiable net liabilities	-2,027
Goodwill	73,358

Total purchase consideration	$71,331

Goodwill of $73.4 million represents the excess of the purchase consideration over the fair value of the net identifiable assets acquired and liabilities assumed. Goodwill is primarily attributable to the assembled workforce, expected synergies from combining the operations of VHC with those of the Company, and the platform VHC provides for the Company’s strategy to pursue in-license opportunities in the biotechnology industry. Goodwill recognized in the transaction is not deductible for income tax purposes. As of December 31, 2025, based on the results of both qualitative and quantitative goodwill impairment tests performed, the Company concluded that the carrying amount of the goodwill associated with the VHC Business Combination was impaired, and therefore recognized a total goodwill impairment charge of $73.4 million for the year then ended (see Note 7).

Goodwill will not be amortized but will be tested for impairment at least annually or more frequently if events or changes in circumstances indicate that it may be impaired.

Property, plant and equipment was valued at $13.0 million using a combination of the cost and market approaches, resulting in a net step-down of $1.1 million from historical net book value. Marketable securities of $6.2 million represent the Company’s indirect interest in publicly traded shares of Aardvark, measured at the closing market price as of the VHC Transaction Date. Debt assumed of $47.4 million was measured at fair value using discounted cash flow analyses reflecting the Company’s incremental borrowing rate, which resulted in a fair value reduction of $13.2 million from book value.

The Company elected to apply pushdown accounting in accordance with ASC 805-50, recording the fair value adjustments at the VHC entity level.

For the twelve months ended December 31, 2025, net loss from Vivasor attributable to the noncontrolling interest was $11.8 million.

Consulting Agreement — Acea Therapeutics, Inc.

Acea Therapeutics, Inc. (“Acea Therapeutics”) is a biopharmaceutical company in which Henry Ji, Ph.D., the Executive Chairperson of the Board of Directors of the Company and a subsidiary of Vivasor, holds a greater than 50% ownership interest. As a result of Dr. Ji’s position as Executive Chairperson of the Company and his greater than 50% ownership interest in Acea Therapeutics, Acea Therapeutics is considered a related party of the Company for purposes of ASC 850, Related Party Disclosures, and Item 404 of Regulation S-K.

During the year ended December 31, 2025, the Company engaged Acea Therapeutics to provide regulatory strategy consulting services in connection with the Company's development and commercialization activities in the People’s Republic of China. The consulting services provided by Acea Therapeutics included advisory support with respect to the regulatory processes, submissions, and related strategic guidance required for the Company’s product candidates under the National Medical Products Administration (“NMPA”) and other applicable Chinese regulatory authorities.

During the year ended December 31, 2025, the Company paid an aggregate of $5.6 million in consulting fees to Acea Therapeutics under this arrangement. All fees were paid in full during the fiscal year ended December 31, 2025.

4. License Agreements

GLOPERBA License Agreement

On June 14, 2022, the Company entered into a License and Commercialization Agreement with RxOmeg Therapeutics LLC (a/k/a Romeg Therapeutics, LLC) (“Romeg”) for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, which was amended by that First Amendment to License and Commercialization Agreement, dated as of January 16, 2025 (such agreement, as amended, the “Romeg License Agreement”). Under the Romeg License Agreement, among other things, Romeg granted the Company (1) a license, with the right to sublicense, under the patents and know-how specified therein to (a) commercialize a pharmaceutical product comprising liquid formulations of colchicine for the prophylactic treatment of gout in adult humans (the “Initial Licensed Product”) in the United States (including its territories) (the “Romeg U.S. Territory”), (b) develop other products comprising the Initial Licensed Product as an active pharmaceutical ingredient (together with the Initial Licensed Product, the “Licensed Products”) and commercialize any such products in the Romeg U.S. Territory and (c) manufacture Licensed Products anywhere in the world, solely for commercialization in the Romeg U.S. Territory; (2) an exclusive license, with right to sublicense, to use the trademark “GLOPERBA” and logos, designs, translations, and modifications thereof (collectively, the “Licensed Trademark”) in connection with the commercialization of the Initial Licensed Product solely in the Romeg U.S. Territory; and (3) pursuant to the amendment thereto, a license, with the right to (a) sublicense under the know-how and, if any, patents existing worldwide other than the Romeg U.S. Territory (the “Romeg Ex-U.S. Territory”), as specified therein, to develop, manufacture and commercialize Licensed Products in the Romeg Ex-U.S. Territory and (b) to use the Licensed Trademark in connection with the commercialization of the Licensed Products in the Romeg Ex-U.S. Territory. The Initial Licensed Product, GLOPERBA, was approved and made available in the United States in 2020.

As consideration for the license under the Romeg License Agreement, the Company agreed to pay Romeg (1) an up-front license fee of $2.0 million, (2) upon the Company’s achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (3) certain royalties in the mid-single digit percentage based on annual net sales of the Licensed Products attributable to sales of the Licensed Products occurring in the Romeg U.S. Territory during the Romeg U.S. Territory Royalty Term, with a quarterly minimum royalty of $150,000, and (4) pursuant to the amendment thereto, (a) certain royalties at rates in the low-single digit percentage, based on annual net sales of the Licensed Products attributable to sales of License Products in the Romeg Ex-U.S. Territory during the Romeg Ex-U.S. Territory Royalty Term and (b) a one-time, non-refundable, non-creditable payment of $700,000. Pursuant to the amendment agreement, we also transferred to Romeg 22,267 shares of our Common Stock.

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. During each of the years ended December 31, 2025, and 2024, the Company made royalty payments in the amount of $0.6 million. No contingent consideration was recognized as a liability or included in the fair value of the assets as of December 31, 2025 or December 31, 2024.

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

Datavault License Agreement

On November 3, 2025, the Company entered into a license agreement with Datavault (the “Datavault License Agreement”).

Under the Datavault License Agreement, among other things, Datavault granted the Company a worldwide, exclusive, non-transferable license, with the right to sublicense, under the patents and know-how specified therein to among other things, research, develop, make, have made, use, sell, have sold, offer for sale, import, export, register, market, promote, advertise, commercialize and distribute the Proprietary Materials (as defined in the Datavault License Agreement), including a suite of patents related to Datavault’s data platforms and any products created therefrom within the Target Market (as defined below).

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

As consideration for the license under the Datavault License Agreement, the Company agreed to pay Datavault (a) a non-refundable license fee of $10.0 million, payable in four equal installments of $2,500,000 on or before the last day of each fiscal quarter, beginning on December 31, 2025, (b) subject to achievement of certain net sales for the Licensed Product (as defined therein), up to an aggregate of $2,550,000,000, and (c) a five-percent (5%) royalty on net sales of the Product (as defined therein) during the applicable royalty term under the Datavault License Agreement.

The Datavault License Agreement contains customary reciprocal indemnification obligations for Datavault and the Company and customary representations and warranties.

The Company has not recognized any sales relating to the Licensed Product. Accordingly, the Company has not recognized any additional liabilities under the Datavault License Agreement, other than the $10.0 million license fee, all of which remains payable as of December 31, 2025.

Vivasor Datavault License Agreement

On December 20, 2025, Vivasor, Inc. entered into a license agreement with Datavault (the “Vivasor-Datavault License Agreement”).

Pursuant to the Vivasor-Datavault License Agreement, Datavault granted the Company a worldwide, exclusive, non-transferable license, with the right to sublicense, under certain patents and know-how to, among other things, research, develop, make, have made, use, sell, have sold, offer for sale, import, export, market, promote, commercialize and distribute products incorporating the licensed technology (the “Vivasor Licensed Product”) within a defined target market.

The “Vivasor Target Market” includes medical imaging and scanning applications, including magnetic resonance imaging (MRI), computed tomography (CT), X-ray (radiography), positron emission tomography (PET), mammography, fluoroscopy, nuclear medicine and three-dimensional scanning technologies utilizing high-performance computing, including quantum-based scanning technologies.

The Vivasor-Datavault License Agreement continues for the life of the patents underlying the licensed technology, after which the license becomes fully paid-up, perpetual, irrevocable and royalty-free. The Vivasor-Datavault License Agreement is subject to earlier termination upon the occurrence of certain customary events, including (i) insolvency of either party, (ii) an uncured material breach and (iii) failure by the Company to make required payments when due, subject to applicable cure periods.

As consideration for the license, Vivasor, Inc. agreed to pay Datavault (i) a non-refundable license fee of $20.0 million, payable within 120 days of the invoice date, (ii) sales-based milestone payments of up to an aggregate of $2.55 billion upon achievement of specified net sales thresholds, and (iii) a royalty equal to five percent (5%) of net sales of Licensed Products.

The Vivasor-Datavault License Agreement contains customary reciprocal indemnification obligations for Datavault and Vivasor and customary representations and warranties.

The Company has not recognized any sales relating to the Vivasor Licensed Product. Accordingly, the Company has not recognized any liabilities under the Vivasor-Datavault License Agreement, other than the $20.0 million license fee, all of which remains payable as of December 31, 2025.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	December 31, 2025
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity method investment, at fair value	$159,403	$159,403	$—	$—
Marketable securities	6,026	6,026	—	—
Digital assets	64,711	64,711	—	—
Total assets	$230,140	$230,140	$—	$—
Liabilities
Oramed Note	$27,688	$—	$—	$27,688
Tranche B Notes	17,500	—	—	17,500
Purchased revenue liability	8,400	—	—	8,400
Derivative liabilities	50,599	—	—	50,599
Contingent consideration short-term	3,013	3,013	—	—
Other long-term liabilities	174	—	—	174
Total liabilities measured at fair value	$107,374	$3,013	$—	$104,361

	December 31, 2024
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Oramed Note	$12,161	$—	$—	$12,161
Tranche B Notes	23,560	—	—	23,560
Purchased revenue liability	6,800	—	—	6,800
Derivative liabilities	18,303	—	—	18,303
Other long-term liabilities	155	—	—	155
Total liabilities measured at fair value	$60,979	$—	$—	$60,979

Equity method investment

As described in Note 1 above and Note 6 below, upon the additional closing under the Datavault SPA, the Company accounted for investment in Datavault Common Stock in accordance with the equity method. The Company determines the fair value of its Datavault investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value.

Digital assets

As of December 31, 2025, the Company determines the fair value of its digital asset investment by taking the averages of publicly available price of Bitcoin on multiple platform as of the balance sheet date multiplied by the number of Bitcoin the Company holds. There are no non-observable inputs in determining the fair value.

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed in the principal amount of $101.9 million (the “Oramed Note”) (see Note 8). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of such note recorded in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of December 31, 2025 and 2024 was determined to be $27.7 million and $12.2 million, respectively, by applying a discount rate of 21.00% and 128.82%, respectively. For the years ended December 31, 2025 and 2024, the Company recorded a loss of $8.4 million and $3.6 million in change in fair value of the Oramed Note, respectively. For the years ended December 31, 2025 and 2024, the change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was $7.1 million and $6.3 million, respectively. During the year ended December 31, 2024, the Company reclassified $5.0 million from accumulated other comprehensive income to the consolidated statement of operations. This reclassification was related to the principal payments and partial conversion of the Oramed Note balance into the Tranche B Notes (see Note 8).

Tranche B Notes

In October 2024, the Company entered into the Tranche B Securities Purchase Agreement to issue and sell the Tranche B Notes in the principal amount of $50.0 million (see Note 8). The Company elected the fair value option to account for the Tranche B Notes with any changes in the fair value of such notes recorded in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Tranche B Notes are measured at fair value on a recurring basis using the Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the Tranche B Notes. The fair value as of December 31, 2025 and 2024, was determined to be $17.5 million and $23.6 million. For the year ended December 31, 2025 and 2024, the Company recorded a loss of $12.9 million and a gain of $6.6 million in change in fair value of the Tranche B Notes in the consolidated statement of operations. For the year ended December 31, 2025 and 2024, the change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was $4.3 million and nil, respectively.

Purchased Revenue Liability

In October 2024, the Company entered into the ZTlido Royalty Purchase Agreement with the “ZTlido Royalty Investors” and Oramed (see Note 8). In February 2025, the Company also entered into “the Gloperba-Elyxyb Royalty Purchase Agreement”) with the “Gloperba-Elyxyb Royalty Investors” and Oramed (see Note 8). The Company elected the fair value option for the purchased revenue liability with changes in fair value recorded as change in fair value of debt and liability instruments in the consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a Scenario-Based Method valuation technique to measure the fair value of the purchased revenue liability. The aggregate fair value of both agreements as of December 31, 2025 and 2024, was determined to be $8.4 million and $6.8 million, respectively. For the year ended December 31, 2025 and 2024, the Company recorded a loss of $4.4 million and $0.9 million, respectively, in change in fair value of the purchased revenue liability in the consolidated statement of operations.

Derivative Liabilities

As of December 31, 2025, the following warrants to purchase Common Stock that are included in derivative liabilities were outstanding: 1,000,000 Private Warrants, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock, 3,250,000 Deposit Warrant, which are currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock, 3,750,000 October 2024 Noteholder Warrants, which are currently exercisable for an aggregate of up to 107,142 shares of Common Stock, and 18,809,454 December 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 537,298 shares of Common Stock, 500,000 Exchange Warrants, 275,000 September 2025 Warrants and 1,356,594 November 2025 Warrants. As of December 31, 2025, the fair value of derivative warrant liabilities related to these warrants was $50.6 million.

The Company recorded a loss of $22.7 million for the year ended December 31, 2025, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, Deposit Warrant, the October 2024 Noteholder Warrants, December 2024 RDO Common Warrants, the Exchange Warrants, the September 2025 Warrants and November 2025 Warrants (each as defined below). The Company recorded a gain of $17.4 million for the year ended December 31, 2024, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the October 2024 Noteholder Warrants, and December 2024 RDO Common Warrants.

The Company evaluated the Scilex-St. James Loans for embedded derivatives and identified certain features that required bifurcation because they are not clearly and closely related to the host instrument. The embedded derivatives relate to (i) default provisions that could require additional interest payments, and (ii) a provision which could require the settlement of the principal amount of the Notes through the Pledged Securities upon an uncured event of default. The Company determined that the fair value of these embedded derivatives was immaterial as of the issuance dates of the Notes and as of December 31, 2025.

The following table includes a summary of the derivative liabilities measured at fair value during the years ended December 31, 2025 and 2024 (in thousands):

Fair Value
Ending Balance as of December 31, 2024	$18,303
Change in fair value measurement	22,693
Issuance of September 2025 Warrants	3,091
Issuance of November 2025 Warrants	6,248
Tranche B deferral modification	(839)
Change in fair value related to the October 2024 Noteholder Warrants exchanged for Exchange Warrants	1,103
Ending Balance as of December 31, 2025	$50,599

Warrant Liability Measurement

The derivative warrant liability was valued using the Black-Scholes option pricing model, which is considered to be Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrant is the expected volatility of the Common Stock. The expected volatility assumption is based on the Company’s historical volatility, historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants (see Note 10).

A summary of the inputs used in valuing the derivative warrant liabilities as of December 31, 2025 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)	Exchange Warrants	September 2025 Warrants	November 2025 Warrants
Exercise price	$402.50	$59.50	$1.20	$36.40	$22.72	$22.72	$40.00	$20.00	$29.00
Term, in years	1.86	3.18	3.47	3.77	3.95	1.45	3.77	3.95	4.90
Volatility	98.0%	81.0%	76.0%	79.0%	78.0%	93.0%	79.0%	74.0%	80.0%
Risk-free rate	3.44%	3.53%	3.56%	3.59%	3.60%	3.45%	3.59%	3.60%	3.69%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

A summary of the inputs used in valuing the derivative warrant liabilities as of December 31, 2024 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	April 2024 RDO Common Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)
Exercise price	$402.50	$59.50	$38.50	$1.20	$36.40	$22.72	$22.72
Term, in years	2.86	418.00	4.32	4.47	4.77	4.95	2.45
Volatility	109.0%	81.0%	80.0%	73.0%	77.0%	76.0%	95.0%
Risk-free rate	4.22%	4.29%	4.30%	4.30%	4.32%	4.33%	4.21%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 9.2%. As of December 31, 2025 and 2024, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

There were no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024.

6. Balance Sheet Components

Investment

Convertible Promissory Note

On August 9, 2024, Denali Capital Acquisition Corp. (“Denali”) issued a convertible promissory note (the “Convertible Promissory Note”) in the total principal amount of up to $180,000 to the Company. The Convertible Promissory Note was issued with an initial principal balance of $15,063.70, with the remaining $164,936.30 drawable at Denali’s request and upon the consent of the Company prior to the maturity of the Convertible Promissory Note. The Convertible Promissory Note matures upon the earlier of (i) the effective date of the consummation of Denali’s initial business combination or (ii) the date of the liquidation of Denali. Any future drawdown of the remaining $164,936.26 principal amount available under the Convertible Promissory Note are expected to fund future one-month extensions as necessary to provide additional time for Denali to complete a business combination. At the option of the Company, upon consummation of an initial business combination, the Convertible Promissory Note may be converted in whole or in part into additional Class A ordinary shares of Denali, at a conversion price of $10.00 per ordinary share (the “Conversion Shares”). The terms of the Conversion Shares will be identical to those of the private placement shares that were issued to Denali Capital Global Investments, LLC in connection with Denali’s initial public offering (the “Denali IPO”). In the event that Denali does not consummate an initial business combination, the Convertible Promissory Note will be repaid only from funds held outside of the trust account established in connection with the Denali IPO or will be forfeited, eliminated or otherwise forgiven. No interest shall accrue on the unpaid principal balance of the Convertible Promissory Note. As of December 31, 2024, the balance of the Convertible Promissory Note was $75.3 thousand as a result of additional draws after the initial amount. On September 22, 2025, the Company’s majority owned subsidiary Semnur completed the Semnur Business Combination Agreement (see Note 3). Pursuant to the Semnur Business Combination, Legacy Semnur assumed all liabilities of Denali, including writing off its $2,000,000 cash consideration investment in Denali and its existing promissory notes and its liability for its deferred underwriting costs associated with the Semnur Business Combination. Simultaneously upon the closing of the Semnur Business Combination, the agreements for these existing liabilities were terminated and new promissory notes and discharge payment agreements were signed with the holders (see Note 8).

PA OPS Investment Agreement

In August 2025, Scilex Bio entered into an Investment Commitment Agreement (the “Investment Agreement”) with PA OPS Investor LLC (“Investor LLC”). Pursuant to the terms of the agreement, the Company committed to providing $2.5 million (the "Committed Amount") in future funding, contingent upon Investor LLC successfully identifying and acquiring an appropriate target company ("Target") for investment using the Committed Amount by December 31, 2025. Although the arrangement was legally structured as if the Investor LLC had extended a $2,500,000 loan (the “Loan”) to Scilex at an annual interest rate of 4.03%, no cash was exchanged between the Investor LLC and the Company on Day 1. Accordingly, the Company concluded that, in substance, the transaction does not represent a loan. In August 2025, the LLC acquired the Target which consists of certain assets of a nursing home. However, as the Company is yet to provide the full funding of the Committed Amount, the Company has no ownership interest in the LLC or in the nursing home as of December 31, 2025. On December 31, 2025, the Company made $1.0 million in cash (the "Funding") payment to Investor LLC out of the Committed Amount of $2.5 million, this funding was treated as a partial repayment of the Loan, therefore, no equity ownership was granted to Scliex, as the Target has already been acquired, the Funding is no longer subject to a refund. The Company recorded the Funding in equity investment in the Company balance sheet at cost, net of any impairment, as the Funding was provided close to the balance sheet date, there were no indicators of impairment as of December 31, 2025.

Equity Method Investments, at fair value

Datavault Securities Purchase Agreement

On September 25, 2025, the Company entered into the Datavault SPA with Datavault, pursuant to which Datavault agreed to issue and sell, and the Company agreed to purchase, 15.0 million shares of Datavault Common Stock and the Datavault Pre-Funded Warrant to purchase 263,914,094 shares of Datavault Common Stock for an aggregate purchase price of $150.0 million.

On the Initial Datavault Closing Date, the Company acquired 15,000,000 shares of Datavault Common Stock at a purchase price of $0.5378 per share, for an aggregate consideration of approximately $8.1 million, which was settled in Bitcoin and accounted for as an equity investment in equity securities.

On November 25, 2025, the Company exercised the Datavault Pre-Funded Warrant in full for an aggregate exercise price of approximately $26.4 thousand to purchase 263,914,094 shares of Datavault Common Stock (such shares, the “Datavault Pre-Funded Warrant Shares”) in exchange for an aggregate of approximately $141.9 million, to be settled in Bitcoin. The exercise of the Datavault Pre-Funded Warrant increased the Company’s percentage ownership in Datavault to approximately 48.0% and provided the Company with the right to nominate two of the nine members of the board of directors. Although no appointments have been made, the Company has determined that it has obtained the ability to exercise significant influence over its investment. Therefore, the Company began accounting for its investment under the equity method of accounting and elected to apply the fair value option, with changes in the fair value recognized in unrealized gains and losses on equity investment in the period in which they occur. The fair value option has been elected as the Company believes it best reflects the underlying economics of this investment.

During the months of October 2025 and prior to the Company exercise of Datavault Pre-Funded Warrant in November 2025, the Company sold a total of 13,389,235 shares of Datavault Common Stock for gross proceeds of $26.4 million, which resulted in realized gains in the amount of $19.2 million accounted for using equity investment. After the Company exercised of Datavault Pre-Funded Warrant in November 2025, the Company sold a total of 21,079,599 shares of Datavault Common Stock for gross proceeds of $13.6 million, which resulted in realized gains in the amount of $4.7 million accounted for using equity method investment.

There have been no transactions between the Company and Datavault other than those arising from the Datavault License Agreements (see Note 4 for more details) and purchases of Bitcoin from Datavault during the year amounting to $25.2 million (See Below Digital Assets for more details).

The fair value measurement of the Company’s investment in Datavault is based on quoted prices in an active market and valued at the closing price reported at the end of each period and thus represents a Level 1 measurement on the fair value hierarchy. The Company recognized a $19.2 million loss accounted for using equity security investment measured at fair value. Upon exercise of the Datavault Pre-funded Warrants on November 25, 2025, the Company recognized $4.7 million gain using equity method, for the year ended December 31, 2025.

As of December 31, 2025 and 2024, the carrying value of the Company investment in Datavault's common stock is $159.4 million and nil, and is recorded in non-current Equity method investment in the consolidated balance sheets.

The Company's ownership of Datavault Common Stock was approximately 37% and nil as of December 31, 2025 and December 31, 2024, respectively.

Summarized Financial Information

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheets

Balance Sheet
Datavault AI Inc.
	December 31, 2025	December 31, 2024
ASSETS
Current assets:	$142,873	$6,439
Total assets	$274,704	$100,625
LIABILITIES
Current liabilities:	$26,881	$4,113
Total liabilities	$36,730	$14,899

Statement of Operations

Income Statement
Datavault AI Inc.
	December 31,
	2025	2024
Loss from operations	$32,475	$21,138
Net loss	$78,994	$51,409

Digital Assets

On September 23, 2025, the Company entered into a securities agreement with Biconomy PTE Ltd (“Biconomy”), pursuant to which the Company sold to Biconomy an aggregate of 12,500,000 Semnur Common Shares held by the Company for proceeds of $200.0 million in Bitcoin. As noted above, the Company used $150.0 million to purchase stock on Datavault payable in Bitcoin. During the twelve month ended December 31, 2025, the Company purchased Bitcoin from Datavault amounting to $25.1 million.

The table below summarizes the amounts shown on our consolidated balance sheet as of December 31, 2025 (in thousands except units of digital assets):

	December 31, 2025
	Units	Cost Basis	Fair Value
Bitcoin	737	$76,891	$64,711
Total Digital assets	737	$76,891	$64,711

The following table summarizes the activity in the Company’s digital assets (in thousands) for the period indicated:

Year ended December 31, 2025
Bitcoin
Additions	$225,233
Disposition	(148,340)
Unrealized loss on digital assets	(12,182)
Ending balance at fair value	$64,711

The Company recorded a $30.2 million realized gain for the year ended December 31, 2025 upon dispositions.

Property and Equipment, Net

Property and equipment, net, consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Construction in progress	$909	$689
Furniture	139	17
Computers and equipment	75	16
Leasehold improvements	3,746	50
Machinery and lab equipment	8,192	—
Land and Buildings	859	—
Property and equipment, gross	13,920	772
Less: Accumulated depreciation	(321)	(64)
Property and equipment, net	$13,599	$708

The Company recognized depreciation expense of $258.9 thousand and $14.0 thousand for the years ended December 31, 2025 and 2024, respectively.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued professional service fees	$356	$667
Accrued sales and marketing costs	—	876
Accrued research and development costs	13,058	315
Accrued tax payable	50	876
Accrued advisor fees related to Semnur business Combination	14,000	—
Accrued Datavault licenses	30,000	—
Accrued interests	6,862	—
Accrued others	2,088	107
Accrued expenses	$66,414	$2,841

Accrued Rebates and Fees

Gross-to-Net Revenue Adjustments

Gross revenue is directly impacted by the Company’s gross-to-net revenue adjustments for sales rebates, discounts, coupons, fees, returns, and chargebacks.

For the year ended December 31, 2025 and 2024, gross revenue was $125.8 million and $167.4 million, respectively, while net revenue was $30.3 million and $56.6 million, respectively. The gross-to-net revenue adjustment of approximately $96.3 million and $110.8 million for the years ended December 31, 2025 and 2024, respectively, was primarily attributable to the following:

	December 31,	December 31,
	2025	2024
Gross-to-Net Revenue Adjustments
Sales rebates	$(67,755)	$(77,364)
Service fees	(12,900)	(16,753)
Estimated sales returns, discounts, co-payment assistance and coupon	(9,881)	(9,154)
Chargebacks	(5,726)	(7,577)
Total	$(96,262)	$(110,848)

The accruals for Medicare, Medicaid and related state program and contractual rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

	December 31,	December 31,
	2025	2024
Other current liabilities:
Accrued rebates	$220,693	$152,920
Other accruals	11,063	9,597
Total accrued rebates and fees	$231,756	$162,517

As of December 31, 2025, the Company’s accrued rebates and fees liability was $231.8 million, compared to $162.5 million as of December 31, 2024. The increase of approximately $69.3 million year-over-year was mainly due to the fact that the Company made only limited disbursements to counterparties during 2025 as its focus was to deploy its cash resources to repay Company debt. The rebates balance of $220.7 million primarily consists of government disbursements (Medicare and Medicaid) and commercial insurance disbursements. The other accrual balance of $11.1 million consists of service fees, returns, and coupons. Year-over-year the accrued rebates balance increased by approximately $67.8 million while the other accrual and fees balance increased by approximately $1.5 million.

7. Goodwill and Intangible Assets

As of December 31, 2025 and 2024, the Company had recorded goodwill of $13.5 million. During Q4 2025, the Company recorded a goodwill impairment loss of $73.4 million, attributable to business combination with Vivasor in December 2025. At December 31, 2025, based on the results of both qualitative and quantitative impairment tests performed, the Company concluded that the carrying amount of the goodwill associated with the Vivasor Business Combination exceeded its fair value, thereby resulting in a full write-off of the associated goodwill balance. No goodwill impairment was recognized for the year ended December 31, 2024.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives, ranging from 5.8 to 12.4 years. A summary of the Company’s identifiable intangible assets as of December 31, 2025 and 2024 is as follows (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	19,946	$12,684
Acquired technology	22,940	10,650	12,289
Acquired licenses	35,711	1,596	34,115
Assembled workforce	500	500	—
Total intangible assets	$91,781	$32,692	$59,088

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	$17,770	$14,860
Acquired technology	21,940	9,143	12,797
Acquired licenses	5,711	915	4,796
Assembled workforce	500	500	-
Total intangible assets	$60,781	$28,328	$32,453

As of December 31, 2025, the weighted average remaining life for identifiable intangible assets was 7.5 years. Aggregate amortization expense was $4.3 million and $4.0 million for the years ended December 31, 2025 and 2024, respectively. Patent rights, acquired technology and acquired licenses are amortized over a 15-year period, other than Datavault acquired licenses, which are amortized over a 7-year period. Assembled workforce is amortized over a five-year period.

Estimated future amortization expense related to intangible assets as of December 31, 2025 is as follows (in thousands):

Amount
2026	$8,368
2027	$8,368
2028	$8,368
2029	$8,368
2030	$8,368
Thereafter	$17,248
Total	$59,088

8. Debt

Scilex-St. James Loan Agreement and Amendment

On December 1, 2025, the Company entered into the Scilex-St. James Loan Agreement with St. James, pursuant to which St. James agreed to loan the Company an aggregate principal amount of up to $50 million in one or more tranches. The timing and amount of any particular tranche of the Scilex-St. James Loans shall be determined at the sole discretion of St. James and St. James shall notify the Company in advance of its intention to fund a particular tranche.

The Scilex-St. James Loans will accrue interest at the rate of the 12-month Secured Overnight Financing Rate plus 2.0% per annum, with such interest due and payable on the earlier of Maturity Date and the date of an event of default. The “Maturity Date” of the Scilex-St. James Loans is the fourth anniversary of the closing date of the first tranche of the Scilex-St. James Loans and may be extended by up to 12 months at the request of the Company. The Company is also required to pay a fee of 0.25% of the principal amount of each tranche.

Pursuant to the terms of the Scilex-St. James Loan Agreement, the Company agreed to pledge approximately 39,202,800 shares of common stock of Datavault held by Scilex (the “Scilex-St. James Pledged Securities”) in favor of St. James as security for the Company’s satisfaction of its obligations thereunder. The Scilex-St. James Pledged Securities are held in a securities account that the Company has opened with St. James.

The Scilex-St. James Loan Agreement contains certain events of default, including, without limitation: a decrease in the closing price of the Scilex-St. James Pledged Securities of more than 20%, provided that such decrease is not cured within three days by delivering additional securities into the securities account or depositing cash into a bank account with St. James as security for the Scilex-St. James Loans; a decrease in the average trading volume of the Scilex-St. James Pledged Securities for any three consecutive trading days of more than 20% relative to the average trading volume of the 30 trading day period immediately preceding the closing of a tranche of the Scilex-St. James Loans; or the Scilex-St. James Pledged Securities are delisted from the national securities exchange on which they are currently listed. If an event of default occurs and is not cured within the specified cure period under the terms of the Scilex-St. James Loan Agreement, then St. James has certain remedies under the Scilex-St. James Loan Agreement, in addition to any remedies provided at law or in equity, including, without limitation, the interest rate of the Scilex-St. James Loans will increase by an additional 5.0% per annum and the Scilex-St. James Loan Agreement will terminate automatically with St. James entitled to foreclose upon or otherwise dispose of the Scilex-St. James Pledged Securities.

The Scilex-St. James Loan Agreement also contains positive and negative covenants, representations and warranties and indemnification provisions that are customary for transactions of this type.

On December 8, 2025, the Company and St. James entered into an amendment to the Scilex-St. James Loan Agreement (the “Scilex-St. James Loan Amendment”) pursuant to which the total aggregate principal amount available under the Scilex-St. James Loan Agreement was increased to $100.0 million. Additionally, the amount of Scilex-St. James Pledged Securities was increased to 85,838,800 shares of common stock of Datavault. All other terms of the Scilex-St. James Loan Agreement will continue in full force and effect unamended.

On December 19, 2025, the Company borrowed a principal amount of $10.0 million (i.e., the Scilex-St. James Loan Tranche 1), which was collateralized by 17,361,111 shares of the Scilex-St. James Pledged Securities. Net proceeds were $9.2 million after transaction fees paid to the lender. The net proceeds were paid directly to a vendor of its equity method investee Datavault to settle the investee’s obligation (the “Datavault Obligation”) on the same day.

On December 31, 2025, in exchange for the settlement of the Datavault Obligation, Datavault repaid the Company $9.4 million, which was settled in Bitcoin.

On December 22, 2025, the Company borrowed an additional principal amount of $12.6 million (i.e., Scilex-St. James Loan Tranche 2) which was collateralized by 21,841,689 shares of the Scilex-St. James Pledged Securities. On December 26, 2025, the fair value of the Scilex-St. James Pledged Securities declined, requiring the Company to provide an additional 7,116,816 shares of the Scilex-St. James Pledged Securities.

As of December 31, 2025, the Company received from the original Scilex-St. James Loan Agreement, the first and second tranche, an aggregate of $22.6 million and pledged 49,628,160 shares of common stock of Datavault. The remained available for borrowing under the Scilex-St. James Loan Agreement was $18.0 million, based on the fair value of the Scilex-St. James Pledge Securities and subject to customary covenant conditions as of December 31, 2025.

The principal amounts under both the Scilex-St. James Loan Tranche 1 and the Scilex-St. James Loan Tranche 2 are due in full on December 19, 2029. Voluntary prepayments may be made 20 months after the closing date without penalty. Interest under both tranches accrues at a fixed per‑annum rate of 5.46%, which equals to the 12‑month Term SOFR plus 2%, payable upon maturity.

The Company evaluated the Scilex-St. James Loan Agreement for embedded derivatives and identified certain features that required bifurcation because they are not clearly and closely related to the host instrument. The embedded derivatives relate to (i) default provisions that could require additional interest payments, and (ii) a provision which could require the settlement of the principal amount of the Notes through the Scilex-St. James Pledged Securities upon an uncured event of default. The Company determined that the fair value of these embedded derivatives was immaterial as of the issuance dates of the Scilex-St. James Loans and as of December 31, 2025.

SCLX JV-St. James Loan Agreement

On December 15, 2025, SCLX JV entered into a Non-Recourse Loan and Securities Pledge Agreement (the “SCLX JV-St. James Loan Agreement”) with St. James, pursuant to which St. James agreed to loan SCLX JV an aggregate principal amount of up to $100.0 million in one or more tranches (the “SCLX JV-St. James Loan”). The timing and amount of any particular tranche of the SCLX JV-St. James Loan shall be determined at the sole discretion of St. James and St. James shall notify SCLX JV in advance of its intention to fund a particular tranche.

The SCLX JV-St. James Loan will accrue interest at the rate of the 12-month Secured Overnight Financing Rate, with such interest due and payable on the earlier of Maturity Date and the date of an event of default. The “Maturity Date” of the SCLX JV-St. James Loan is the eighth anniversary of the closing date of the first tranche of the SCLX JV-St. James Loan and may be extended by up to 12 months at the request of SCLX JV. SCLX JV is also required to pay a fee of 0.25% of the principal amount of each tranche.

Pursuant to the terms of the SCLX JV-St. James Loan Agreement, SCLX JV agreed to pledge such number of shares of common stock of the Company currently held by SCLX JV equal to 70% of the aggregate principal amount of the SCLX JV-St. James Loan, calculated in accordance with the terms set forth in the SCLX JV-St. James Loan Agreement (the “SCLX JV-St. James Pledged Securities”), and together with the Scilex-St. James Pledged Securities, the “St. James Pledged Securities” in favor of St. James as security for SCLX JV’s satisfaction of its obligations thereunder. The SCLX JV-St. James Pledged Securities will be held in a securities account that SCLX JV or its affiliates will open with St. James.

The SCLX JV-St. James Loan Agreement contains certain events of default, including, without limitation: a decrease in the closing price of the SCLX JV-St. James Pledged Securities of more than 20%, provided that such decrease is not cured within three days by delivering additional securities into the securities account or depositing cash into a bank account with St. James as security for the SCLX JV-St. James Loan; a decrease in the average trading volume of the SCLX JV-St. James Pledged Securities for any three consecutive trading days of more than 20% relative to the average trading volume of the 30 trading day period immediately preceding the closing of a tranche of the SCLX JV-St. James Loan; or the SCLX JV-St. James Pledged Securities are delisted from the national securities exchange on which they are currently listed. If an event of default occurs and is not cured within the specified cure period under the terms of the SCLX JV-St. James Loan Agreement, then St. James has certain remedies under the SCLX JV-St. James Loan Agreement, in addition to any remedies provided at law or in equity, including, without limitation, that the interest rate of the SCLX JV-St. James Loan will increase by an additional 5.0% per annum and the SCLX JV-St. James Loan Agreement will terminate automatically with St. James entitled to foreclose upon or otherwise dispose of the SCLX JV-St. James Pledged Securities.

As of December 31, 2025, no amounts were outstanding under the SCLX JV-St. James Loan Agreement.

The Oramed Note

On September 21, 2023, the Company entered into a securities purchase agreement with Oramed (the “Scilex-Oramed SPA”), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, matures on March 21, 2025. It is payable in six principal installments, with the first installment of $5.0 million payable on December 21, 2023, the second installment in the principal amount of $15.0 million payable on March 21, 2024, the next three installments each in the principal amount of $20.0 million payable on each of June 21, 2024, September 21, 2024, and December 21, 2024, and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) 4% and (y) Term SOFR (as defined in the Oramed Note) and (2) 8.5%, payable in-kind on a monthly basis. Pursuant to the Oramed Note, since the outstanding principal of the Oramed Note was not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3.1 million has been earned with respect to the Oramed Note, which shall be due and payable on the date the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus 15% or (ii) the maximum rate permitted under applicable law. Voluntary prepayments made before the one-year anniversary of the closing date of the Scilex-Oramed SPA must include a make-whole amount equal to 50% of the additional interest that would accrue on the principal amount so prepaid from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, repayment is required at a mandatory default rate of 125% of the principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring use of 70% of net cash proceeds from any Cash Sweep Financing (as defined in the Oramed Note) or advances under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal after the earlier of April 1, 2024, or full repayment of Acceptable Indebtedness (as defined in the Oramed Note). Following each of the April 2024 RDO (as defined below and as described under Note 10), the receipt of the FSF Deposit (as described below) and the sale of shares of Common Stock pursuant to the ATM Sales Agreement, the Company made a mandatory prepayment of $9,578,835, $7,000,000 and $1,760,796, respectively, to Oramed, which equals 70% of the net cash proceeds the Company received from the April 2024 RDO, the FSF Deposit and sale of shares of Common Stock pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

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

The parties further agreed, upon receipt of the Specified September Payment by Oramed, (i) that notwithstanding the minimum Liquidity (as defined therein) requirements set forth in Section 7(b)(x) of the Oramed Note, the Company and its Subsidiaries (as defined therein) shall be required to maintain the following minimum liquidity during the specified time periods instead: from and after September 19, 2024, until the Maturity Date, $0, and (ii) to extend the due date of the $20,000,000 amortization payment from September 23, 2024, to September 30, 2024. Oramed further agreed to extend such due date to October 8, 2024, on which date a consent and amendment letter was signed with Oramed (“Oramed Consent and Amendment”) under which: (i) the Company made a payment of $12,500,000 to Oramed in lieu of the payment due on September 23, 2024, using the proceeds from the issuance of the Tranche B Notes, and (ii) the remaining payments under the Oramed Note were amended as follows: installment payment of $15,000,000 payable on December 21, 2024, which payment was made on December 13, 2024, and the remaining principal balance, accrued interest and fees payable on the Maturity Date. On January 21, 2025, the Company and Oramed agreed to extend the Maturity Date under and as set forth in the Oramed Note from March 21, 2025 to December 31, 2025. In consideration of such extension, SCLX JV agreed to deliver to Oramed an aggregate of 92,857 shares of Common Stock held by SCLX JV, with a fair value of $1.4 million on the date of delivery, which was recorded as financing costs within the selling, general and administrative expenses in the Company’s consolidated statements of operations.

On July 22, 2025, the Company entered into an option agreement (the “Option Agreement”) with Oramed. Pursuant to the Option Agreement, Oramed granted an option (the “Option”) to the Company to repurchase certain Penny Warrants, held by Oramed, in two tranches (the “Warrant Repurchase”) for an aggregate purchase price of $27.0 million (the “Warrant Repurchase Amount”), subject to the terms and conditions set forth therein. In consideration of the Option, the Company agreed to pay $1.5 million (the “Option Payment Amount”) to Oramed in two equal installments, occurring on or before August 8, 2025, and December 16, 2025, respectively. Provided that the Company has made the applicable option payment on or before such dates, the Company shall be entitled to purchase the Penny Warrants as follows: (i) on or before September 30, 2025, it may repurchase 3,130,000 Penny Warrants for $13.0 million, and (ii) on or before December 31, 2025, it may repurchase 3,370,000 Penny Warrants for $14.0 million. Additionally, if the Company effects the Warrant Repurchase and has paid the Option Payment Amount and the Warrant Repurchase Amount in full, then the maturity date of the Oramed Note shall be extended to March 31, 2026, and any make-whole payment due thereunder upon prepayment shall be waived. The modification of the terms of the Oramed Note was accounted for as debt extinguishment and the Option was determined to be an embedded feature of the Oramed Note and was reflected into the remeasurement of Oramed Note liability as of December 31, 2025.

In September 2025 and December 2025, the Company fully exercised its option purchasing an aggregate of 6,500,000 Penny Warrants. As Oramed is a shareholder, the Company accounted for the excess fair value over the repurchase price as a deemed contribution from Oramed, which was recorded within Additional Paid-in Capital.

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations and comprehensive loss at the end of each reporting period. As of December 31, 2025 and 2024, the fair value of the Oramed Note was $27.7 million and $12.2 million, which is classified as debt, current in the consolidated balance sheet.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

December 31,
2025
Ending Balance as of December 31, 2024	$12,161
Change in fair value of Oramed Note – recorded in the consolidated statements of operations	8,413
Change in fair value of Oramed Notes - due to instrument-specific credit risk recorded as a component of other comprehensive income	7,114
Ending Balance as of December 31, 2025	$27,688

Aggregate principal for the Company’s outstanding debt was $28.2 million as of December 31, 2025.

Commitment Letter

On June 11, 2024, the Company entered into the Commitment Letter with FSF Lender, pursuant to which FSF Lender committed to provide the Company the FSF Loan in the aggregate amount of $100.0 million. The Commitment Amount should be payable as follows: (i) $85.0 million no later than the Outside Date, which is 70 days following the date on which the Company received the FSF Deposit and (ii) the remaining $15.0 million within 60 days following the Initial Commitment Closing.

Pursuant to the Commitment Letter, FSF Lender provided the Company a non-refundable FSF Deposit in immediately available funds in the aggregate principal amount of $10.0 million on the Deposit Date, which amount would be creditable towards the $85.0 million required to be funded by FSF Lender at the Initial Commitment Closing. The Company received the FSF Deposit on June 18, 2024, and issued to FSF Lender the Deposit Warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (subject to adjustment for any stock dividend, stock split, or similar transaction), with an exercise price of $1.20 per share. The Deposit Warrant was immediately exercisable and would expire five years from the date of issuance. If the Initial Commitment Closing did not occur on or prior to the Outside Date, the FSF Deposit should automatically convert into an unsecured loan on the first day after the Outside Date. Within five days after such automatic conversion occurs, the Company should issue a promissory note (the “Unsecured Promissory Note”) to FSF Lender to evidence such unsecured loan, which note should be unsecured, had a maturity date of five years after the date of the Unsecured Promissory Note and was prepayable without premium or penalty. The Unsecured Promissory Note should bear interest, payable quarterly in arrears, in an amount equal to the Unsecured Applicable Interest Amount (as defined in the Commitment Letter) for such period based on the actual number of days elapsed while principal is outstanding.

It was contemplated by the Commitment Letter that the Company and FSF Lender would enter into definitive documents with respect to the FSF Loan on terms to be mutually agreed in good faith. If such definitive documents were entered into on or before the Outside Date, the Company agreed to issue to FSF Lender (i) at the Initial Commitment Closing, a warrant to purchase up to an aggregate of 24,375,000 shares (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) of Common Stock (the “Initial Commitment Closing Warrant”), and (ii) at the Second Closing, a warrant to purchase up to an aggregate of 4,875,000 shares (subject to adjustment for any stock dividend, stock split, reverse stock split or similar transaction) of Common Stock (the “Second Closing Warrant”), each to have an exercise price of $1.20 per share. The Initial Commitment Closing Warrant and the Second Closing Warrant would expire five years from the date of issuance. To evidence the FSF Loan, the Company agreed to issue to FSF Lender a Senior Secured Promissory Note (the “Secured Promissory Note”), which shall have a maturity date of five years after the date of issuance. The Secured Promissory Note shall bear interest, payable quarterly in arrears, in an amount equal to the Secured Applicable Interest Amount (as defined in the Commitment Letter) for such period, based on the actual number of days elapsed, while principal is outstanding, subject to certain conditions.

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

In exchange for the issuance of the Tranche B Notes to the Tranche B Investors, the Company has received an aggregate amount in cash of $22,500,000, excluding fees and expenses payable by the Company. In consideration for the Tranche B Notes issued to Oramed, the Company has received from Oramed an exchange and reduction of the principal balance under the Oramed Note of $22,500,000.

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

On January 2, 2025, the Company entered into a deferral and consent letter with each of (i) Nomis Bay Ltd and BPY Limited (the “Nomis Bay Consent”), (ii) Oramed (the “Oramed Consent”) and (iii) 3i, LP (the “3i Consent” and, collectively with the Nomis Bay Consent and the Oramed Consent, the “Tranche B Consents”), respectively, pursuant to which the Tranche B Noteholders agreed to defer the Company’s obligation to make the First Amortization Payment until January 31, 2025, and then further to October 8, 2026. In consideration of such deferral, (i) SCLX JV delivered to the Tranche B Noteholders an aggregate of 142,855 shares of Common Stock held by SCLX JV, with a fair value of $2.2 million on the date of delivery, which was recorded as financing costs within the selling, general and administrative expenses in the Company’s consolidated statements of operations, (ii) the Company paid an aggregate of $1.1 million in respect of a portion of the First Amortization Payment and related make-whole interest, and (iii) the Company entered into the Gloperba-Elyxyb Royalty Purchase Agreement (as described below).

On July 22, 2025, the Company entered into Warrant Exchange Agreements (each, a “Warrant Exchange Agreement” and collectively, the “Warrant Exchange Agreements”) with certain holders of the Company’s then-existing Tranche B warrants (such certain holders (excluding Oramed), the “Exchanging Warrant Holders”) to purchase shares of Common Stock (such Tranche B warrants held by the Exchanging Warrant Holders, the “Existing Tranche B Warrants”). Pursuant to the Warrant Exchange Agreements, the Company and the Exchanging Warrant Holders, in reliance on Section 3(a)(9) of the Securities Act, effected a voluntary securities exchange whereby the Exchanging Warrant Holders exchanged the Existing Tranche B Warrants, which are currently exercisable for an aggregate of 107,142 shares of Common Stock at an exercise price of $36.40 per share, originally issued pursuant to the Tranche B Securities Purchase Agreement, for warrants to purchase an aggregate of 500,000 shares of Common Stock (the “Exchange Warrants”) at an exercise price of $40.00 per share (the “Exchange Warrant Exercise Price”). The Exchange Warrants shall be immediately exercisable, but may only be exercised on a cash basis on or after the earlier of (i) the date that is 90 days following the Closing Date (as defined in the Warrant Exchange Agreements), and (ii) the initial date after the date of the Warrant Exchange Agreements that a registration statement is effective and available for the issuance of the shares of Common Stock underlying the Exchange Warrants to the holders of the Exchange Warrants (or the resale of shares of Common Stock underlying the Exchange Warrants); provided, however, the Exchange Warrants may only be exercised on a cashless basis if there is no registration statement to cover the issuance of the shares of Common Stock underlying the Exchange Warrants or the resale of such shares. The Exchange Warrants shall have an expiration date of October 8, 2029. The Company recognized a loss in the amount of $1.1 million in relation to this exchange transaction. As of December 31, 2025, there were 500,000 Exchange Warrants outstanding.

The terms of the Exchange Warrants are generally identical to the terms of the Existing Tranche B Warrants, other than with respect to the number of shares issuable upon exercise thereof and the Exchange Warrant Exercise Price and certain other matters. The Exchange Warrant Exercise Price of the Exchange Warrants is subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. The Exchange Warrant Exercise Price is also subject to full-ratchet adjustment (down to the Exchange Warrant Exercise Price Floor (as defined below)) in connection with a subsequent offering at a per share price less than the exercise price then in effect. The Exchange Warrants also permit a voluntary adjustment to the Exchange Warrant Exercise Price, subject to certain conditions set forth therein, including compliance with the Nasdaq Listing Rules and having obtained the prior written consent of the required holders as described therein. The Exchange Warrant Exercise Price cannot be lower than $36.40 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events, the “Exchange Warrant Exercise Price Floor”), unless shareholder approval is obtained to allow the Exchange Warrants to be exercised at a price lower than the Exchange Warrant Exercise Price Floor in accordance with the Nasdaq Listing Rules. The Company is under no obligation to seek or obtain such shareholder approval.

The following table provides a summary of the changes in the balance and the estimated fair value of the Tranche B Notes (in thousands):

December 31,
2025
Beginning Balance as of December 31, 2024	$23,560
Repayment of Tranche B Notes principal and interest	(23,221)
Change in fair value of Tranche B Notes	12,911
Change in fair value of Tranche B Notes - due to instrument-specific credit risk recorded as a component of other comprehensive income	4,250
Ending Balance as of December 31, 2025	$17,500

Aggregate principal for the Company’s outstanding debt was $17.9 million as of December 31, 2025.

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

Immediately prior to the closing of the Semnur Business Combination, Denali, Sponsor and the Company entered a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which the Sponsor received $1.1 million in cash and a promissory note from Denali for $0.8 million (the “Sponsor Note”). The Sponsor Note shall be payable in six monthly installments of $134.0 thousand beginning on October 1, 2025, and ending on March 1, 2026.

Immediately prior to the closing of the Semnur Business Combination, Denali and FutureTech Capital LLC (“FutureTech”) entered a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which FutureTech received $340.0 thousand in cash and a promissory note from Denali for $1.0 million (the “FutureTech Note”). The FutureTech Note shall be payable in six monthly installments of $170.0 thousand beginning on October 1, 2025, and ending on March 1, 2026.

At closing of the Semnur Business Combination, Denali, the Denali underwriters and the Company entered Satisfaction and Discharge of Indebtedness Agreements, pursuant to which the Denali underwriters received $350.0 thousand in cash and promissory notes from Denali for a total of $2.7 million (the “Denali Underwriter Notes”). The Denali Underwriter Notes shall be payable in nine monthly installments of $300.0 thousand beginning on October 1, 2025, and ending on June 1, 2026, with the last monthly payment being $250 thousand.

As of December 31, 2025, the Company had total current promissory notes of $3.5 million, all which are due in less than a year.

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

Out of the outstanding promissory notes, the Company did not make certain scheduled installment payments during the fourth quarter of 2025 on the Sponsor Note (monthly installments of $134 thousand) and the Denali Underwriter Note for U.S. Tiger Securities, Inc. (monthly installments of $150 thousand). As of December 31, 2025, the Sponsor Note had an outstanding principal balance of $0.8 million and accrued interest of approximately $20 thousand at 10% per annum (calculated monthly). The Company has not received a notice of default and expects to make the payments in April 2026.

ACEA Hangzhou-Agilent Bio Loan Agreement

In connection with the Company’s acquisition of 30.1% of the outstanding shares of Vivasor (see Note 3), the Company includes in its consolidated financial statements a loan agreement entered into on August 15, 2018 between Hangzhou ACEA Pharmaceutical Research Co., Ltd (“ACEA Hangzhou”), a subsidiary of Vivasor, and Aisen Biological (Hangzhou) Co., Ltd. (“Aisen”), pursuant to which Aisen provided 194.6 million in Chinese Yuan (“RMB”) in funding to ACEA Hangzhou over multiple years from 2013 through 2018 (the “Agilent Loan Agreement”). Aisen was subsequently acquired by Agilent Technologies, Inc. on November 18, 2018, through which the loan agreement was assumed by Agilent Technologies, Inc.

The Agilent Loan Agreement documents cumulative advances made by Aisen to ACEA Hangzhou in the following amounts (denominated in RMB): 2013 – RMB 9.0 million; 2014 – RMB 10.8 million; 2015 – RMB 19.5 million; 2016 – RMB 38.9 million; 2017 – RMB 73.0 million; and 2018 – RMB 43.4 million. The proceeds of the loan are designated for the ACEA Hangzhou’s operating activities, and ACEA Hangzhou is restricted from changing the use of funds without Aisen’s consent.

The contractual term of each loan tranche is ten years from the date of funding. Each loan tranche bears interest at an annual rate beginning in the sixth year following each advance. The Agilent Loan Agreement provides for a five-year interest-free period from the date of each loan tranche, after which interest accrues at an annual rate of 5.39%. Interest is calculated and settled on an annual basis, with settlement occurring by December 31 of each applicable year. Based on the contractual repayment schedule, initial interest payments begin in years ranging from 2019 through 2024 depending on the year of the original advance, with principal repayments due between 2023 and 2028.

The Agilent Loan Agreement includes customary provisions permitting Aisen to monitor the ACEA Hangzhou’s operations, financial condition, and use of proceeds, including the right to request financial information and participate in significant financing, restructuring, or liquidation events.

During the year ended December 31, 2018, ACEA Hangzhou repaid RMB 10 million, which repaid the full amount of the 2013 loan tranche and RMB 1 million of the 2014 loan tranche. ACEA Hangzhou has not repaid any other principal balances outstanding with Aisen through the year ended December 31, 2025.

Aisen retains the right to demand early repayment of all or part of the outstanding loan balance, which is outside of the control of the Company. Therefore, the entire loan balance outstanding has been presented within current liabilities.

As part of purchase accounting for the Acquisition, the Company recorded the assumed loan, including accrued interest of $4.6 million, at its estimated fair value of $25.7 million as of December 5, 2025. The fair value was determined using a discounted cash flow approach that reflects the contractual repayment terms, including the interest-free period, and a market-based discount rate commensurate with the credit risk of the borrower. The difference between the contractual principal amount of $30.7 million as of December 5, 2025 and the initial fair value resulted in a discount of $5.0 million, which is being accreted to interest expense over the remaining term of each tranche using the effective interest method. For any tranches that were past due, these will be accreted and paid in the next 12 months.

As of December 31, 2025, the carrying amount of the loan was $21.5 million, net of an unamortized discount of $4.8 million. The accrued interest balance was $4.7 million as of December 31, 2025, and is presented separately under the accrued expenses caption. For the year ended December 31, 2025, the Company recognized interest expense of $0.3 million related to the Agilent Loan Agreement, which includes $0.2 million of non-cash accretion of the discount recognized at the acquisition date. For the period from the acquisition date to December 31, 2025, the Company recognized foreign currency transaction loss of $0.2 million related to the remeasurement of the RMB-denominated loan.

Other Vivasor Borrowings

Vivasor entity contains multiple financing arrangements with various lenders that are each individually immaterial. These borrowings have substantially similar economic characteristics, including denomination in RMB, interest rates ranging from 0% - 6.00% and maturities between currently due to 2030.

As part of purchase accounting for the acquisition of Vivasor, the Company recorded the assumed other borrowings, including accrued interest of $1.9 million, at their estimated fair value of $21.7 million as of December 5, 2025. The fair value was determined using a discounted cash flow approach that reflects the contractual repayment terms, including the interest-free periods, and market-based discount rates commensurate with the credit risk of the borrower. The difference between the contractual principal and accrued interest amounts of $25.1 million and the initial fair values resulted in a discount of $3.4 million, which is being accreted to interest expense over the remaining term of the borrowings using the effective interest method. For any financing arrangements that were past due, these will be accreted and paid in the next 12 months.

During the period from the acquisition date to December 31, 2025, the Company negotiated non-cash settlement of certain debt obligations resulting in a decrease to the debt balance of $2.6 million. Non-cash settlements primarily consisted of the provision of services to certain counterparties in satisfaction of outstanding obligations and the issuance of equity. The Company evaluated these transactions to determine whether they represented modifications or extinguishments of debt. To the extent such arrangements resulted in the legal release of the Company’s obligations, the associated liabilities were derecognized. There was no gain recognized with the settlement and extinguishment of these borrowings as the fair value.

As of December 31, 2025, the carrying amount of the borrowings was $17.5 million, net of unamortized discounts of $3.2 million. The accrued interest balance was $2.1 million as of December 31, 2025, and is presented separately in accrued expenses. For the period from the acquisition date to December 31, 2025, the Company recognized interest expense of $0.7 million related to the other borrowings, which includes $0.3 million of non-cash accretion of the discount recognized at the acquisition date. For the period from the acquisition date to December 31, 2025, the Company recognized foreign currency transaction loss of $0.1 million related to the remeasurement of the RMB-denominated loans.

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

The Company elected the fair value option for the ZTlido Royalty Purchase Agreement and records the changes in the fair value within the consolidated statements of operations and comprehensive loss at the end of each reporting period. As of December 31, 2025 and 2024, the fair value of the ZTlido Royalty Purchase Agreement was $6.1 million and $6.8 million, respectively, recorded as a purchased revenue liability on the consolidated balance sheet. The Company incurred $0.2 million of issuance costs in connection with the ZTlido Royalty Purchase Agreement, which were included in the consolidated statement of operations for the year ended December 31, 2024.

The following table summarizes the purchased revenue liability activity related to ZTlido Royalty Purchase Agreement during the year ended December 31, 2025 (in thousands):

December 31,
2025
Ending Balance as of December 31, 2024	$6,800
Repayment of purchased revenue liability	(3,139)
Change in fair value of purchased revenue liability	2,439
Ending Balance as of December 31, 2025	$6,100

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

The Company elected the fair value option for the Gloperba-Elyxyb Royalty Purchase Agreement and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. As of each of February 28, 2025, and December 31, 2025, the fair value of the Gloperba-Elyxyb Royalty Purchase Agreement was $0.5 million and $2.3 million, recorded as a purchased revenue liability on the consolidated balance sheet.

December 31,
2025
Beginning Balance as of February 28, 2025	$500
Repayment of purchased revenue liability	(41)
Change in fair value of purchased revenue liability	1,841
Ending Balance as of December 31, 2025	$2,300

The following table shows the outstanding principal balance of the Company's debt, by contractual maturity, as of December 31, 2025 (in thousands):

Due in 2026	$76,229
Due in 2027	10,855
Due in 2028	6,626
Due in 2029	847
Due in 2030 and thereafter	6,239
Total principal payments	$100,796

9. Sorrento Stock Purchase Agreement and Equity line of credit

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

Pursuant to the terms of the Scilex-Oramed SPA, the Company issued the Oramed Note (see Note 8), which replaced Sorrento’s outstanding obligations to Oramed, warrants to purchase up to an aggregate of 4,500,000 shares of Common Stock (the “Closing Penny Warrant”) with an exercise price of $0.01 per share and restrictions on exercisability, and warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock (the “Subsequent Penny Warrants” and together with the Closing Penny Warrant, the “Penny Warrants”), each with an exercise price of $0.01 per share and each with restrictions on exercisability. Additionally, the Company agreed to transfer to Oramed 4,000,000 SPAC Warrants, which were acquired by the Company under the Sorrento SPA. There was no change in the terms for the warrants transferred to Oramed as a result of the transactions described above. The remaining consideration for the Purchased Securities was composed of a credit bid for all amounts of principal and accrued but unpaid interest outstanding under the Junior DIP Facility in an aggregate principal amount of $20.0 million, a $10.0 million cash payment, and the assumption and assignment of certain obligations of Sorrento for legal fees and expenses amounting to approximately $12.3 million.

The Company allocated the total consideration between the repurchased instruments by allocating to the repurchased Private Warrants their full value, with the remaining consideration allocated to the Common Stock, Series A Preferred Stock, and Public Warrants based on their relative fair values as of September 21, 2023.

Before the closing of the Sorrento SPA transactions and in connection with the transactions contemplated by the Sorrento SPA, the Company formed two entities: (a) Scilex DRE Holdings LLC (“Holdco”), a single purpose entity that is the Company’s direct wholly owned subsidiary and (b) Scilex Stock Acquisition Joint Venture LLC, a single purpose bankruptcy-remote entity that is the Company’s indirect wholly owned subsidiary (“SCLX JV”), which was formed to hold the Purchased Securities. Holdco was formed to hold all the equity interests in SCLX JV. Holdco and SCLX JV are parties to the Security Agreement and Subsidiary Guarantee (see Note 8).

Series A Preferred Stock

Pursuant to the terms of the Sorrento SPA, the Company repurchased all of the outstanding Series A Preferred Stock. The Series A Preferred Stock was classified in permanent equity and did not have any bifurcated features. Therefore, the repurchase of the Series A Preferred Stock by the Company was treated as a redemption of shares, with the excess of the redemption price paid over the carrying value of the shares treated as a deemed dividend. The fair value of Series A Preferred Stock as of the repurchase date of September 21, 2023, was $52.6 million. The Company derecognized the carrying value of $3,000 of the Series A Preferred Stock, with $52.3 million in excess amount allocated as the reduction in additional paid-in capital. Although considered redeemed for accounting purposes, the shares of Series A Preferred Stock remain outstanding as they are held as collateral for the Oramed Note.

Treasury Stock

The Common Stock that has been repurchased by the Company under the Sorrento SPA is not intended for constructive retirement, and is being held as collateral for the Oramed Note. In accordance with treasury stock accounting guidance, the consideration allocated to Common Stock is presented under a separate caption of Treasury Stock as a reduction of equity.

Penny Warrants

The exercise price of the Penny Warrants is $0.01 per share, subject to adjustments provided therein. The exercise price and number of shares of Common Stock issuable upon the exercise of the Penny Warrants may be subject to certain adjustments in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction, as described in the Penny Warrants. Oramed may exercise the Penny Warrants by means of a “cashless exercise.” The Closing Penny Warrant and the Subsequent Penny Warrants utilize the same form of warrant.

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

On July 22, 2025, the Company entered into the Option Agreement with Oramed, pursuant to which the Company fully exercised its’ repurchase option and holds Penny Warrants. See Note 9 for the additional discussion of the Option Agreement and the Warrant Repurchase.

Excise Tax

In December 2022, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued guidelines on the implementation of the new code section added by the Inflation Reduction Act of 2022, which imposes a 1% excise tax on the total fair market value of stock repurchases during the tax year, subject to adjustments. Pursuant to the terms of the Sorrento SPA, the Company repurchased the Purchased Securities from Sorrento. The total fair market value of the Purchased Securities was offset by the fair market value of the shares issued during the year ended December 31, 2023. The Company has accrued $1.3 million of the excise tax liability during the year ended December 31, 2023, which was recorded as accrued expenses under current liabilities on the consolidated balance sheet. During the year ended December 31, 2025 and December 31, 2024, the Company made a total of $0.9 million and 0.5 million payments for the excise tax, respectively. As of December 31, 2025, the remaining balance of the excise tax liability recorded as accrued expenses was $33.5 thousand.

Equity Line of Credit

On July 22, 2025, the Company entered into that certain common stock purchase agreement (the “Tumim Purchase Agreement”), by and between the Company and Tumim Stone Capital, LLC (“Tumim”), the Company had the right, but not the obligation, to sell to the Tumim up to the lesser of: (a) $100,000,000 of newly issued shares of Common Stock (“Commitment Amount”) and (b) the Exchange Cap (as defined below), from time to time, at the Company’s sole discretion (each such sale, a “VWAP Purchase”) by delivering an irrevocable written notice to Tumim (each such notice, a “VWAP Purchase Notice”). The Company was permitted to deliver a VWAP Purchase Notice to Tumim during the period commencing on the Commencement Date (as defined in the Tumim Purchase Agreement) and the date that would have been the first day of the month following the 24-month anniversary of the date on which the initial Tumim Registration Statement (as defined below) would have been declared effective by the SEC, subject to the terms and conditions set forth therein, and unless the Tumim Purchase Agreement was earlier terminated in accordance with its terms.

Tumim’s purchases of shares of Common Stock under the Tumim Purchase Agreement, if any, would have been subject to certain limitations, including that Tumim may not purchase shares that would result in it (together with its affiliates) owning more than 4.99% (or, at the election of Tumim, 9.99%) of the then-issued and outstanding shares of Common Stock. In addition, unless stockholder approval of a waiver of the Exchange Cap (as defined below) was obtained, the Company shall not issue or sell any shares of Common Stock pursuant to the Tumim Purchase Agreement, if, after giving effect thereto, the aggregate number of shares of Common Stock that would have been issued pursuant to the Tumim Purchase Agreement and the transactions contemplated thereby would exceed 1,390,443 (representing 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the execution of the Tumim Purchase Agreement) (such maximum number of shares, the “Exchange Cap”). However, the Exchange Cap shall not be applicable for any purposes of the Tumim Purchase Agreement and the transactions contemplated thereby, to the extent that (and only for so long as) the average price of all applicable sales of Common Stock under the Tumim Purchase Agreement equaled or exceeded $8.09, which is the Minimum Price (as defined in the Tumim Purchase Agreement). The Company was under no obligation to seek stockholder approval of a waiver of the Exchange Cap.

As consideration for Tumim’s commitment to purchase shares of Common Stock, the Company was required to issue 150,000 shares of Common Stock to Tumim as a commitment fee (the “Commitment Shares”) upon effectiveness of the Tumim Registration Statement (as defined below).

In connection with the transactions contemplated by, and concurrently with the execution of, the Tumim Purchase Agreement, the Company and Tumim also entered into a Registration Rights Agreement, dated as of July 22, 2025 (the “Tumim Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC one or more registration statements (each, a “Tumim Registration Statement”), to register under the Securities Act the offer and resale by Tumim of all of the shares that may have been issued by the Company to Tumim from time to time under the Tumim Purchase Agreement, including the Commitment Shares. Tumim’s obligation to purchase shares of Common Stock pursuant to the Tumim Purchase Agreement was subject to such a Tumim Registration Statement being filed with the SEC and declared effective.

On October 30, 2025 the Company and Tumim entered into a termination agreement (the “Termination Agreement”), pursuant to which each of the Tumim Purchase Agreement and the Tumim Registration Rights Agreement (together, the “Original Agreements”) shall terminate upon payment in full of an aggregate of $2.7 million by the Company to Tumim in lieu of the issuance of the Commitment Shares with $500,000 to be paid on or before each of October 31, 2025 and November 14, 2025 and the remaining $1.7 million to be paid on or before December 15, 2025. The Company fully paid the $2.7 million in October 2025, November 2025 and December 2025, respectively. As of December 31, 2025, pursuant to the Termination Agreement, the Original Agreements are terminated.

10. Stockholders’ Deficit

SPAC Warrants

Upon the completion of the Business Combination, the Company assumed the Private Warrants and the public warrants to purchase Common Stock, each with a post reverse split exercise price of $402.50 per share (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”).

Holders of the SPAC Warrants are entitled to acquire shares of Common Stock. The SPAC Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

If the reported last sale price of the Common Stock equals or exceeds $630.00 per share post reverse split price for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, the Company may redeem all the Public Warrants at a price of $0.01 per warrant upon not less than 30 days’ prior written notice.

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

During the year ended December 31, 2023, the SPAC Warrants held by Sorrento were repurchased, and certain of such warrants transferred to Oramed, as a result of the Sorrento SPA (refer to Note 9). On September 20, 2024, the Company repurchased 4,000,000 of the SPAC Warrants (which were exercisable for an aggregate of up to 114,286 shares of Common Stock) held by Oramed (refer to Note 8). Following the repurchase, these warrants were cancelled.

As of December 31, 2025 and 2024, there were Public Warrants issued and outstanding and exercisable for an aggregate of up to 156,115 and 156,220 shares of Common Stock, respectively.

As of each of December 31, 2025 and 2024, there were 1,000,000 Private Warrants outstanding, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock.

Preferred Stock

The Company is authorized to issue 45,000,000 shares of preferred stock (the “Preferred Stock”) of which there are two series in total.

Series A Preferred Stock

As of December 31, 2025 and 2024, there were 29,057,097 shares of Series A Preferred Stock outstanding. On September 21, 2023, the Series A Preferred Stock was repurchased and derecognized for accounting purposes. The Series A Preferred Stock is currently held as collateral for the Oramed Note.

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

The Series 1 Preferred Stock does not have any bifurcated features and is classified in equity at par value because the Company had an accumulated deficit position as of Dividend Stock declaration date. As of December 31, 2025 and as of the date of this filing, none of the Dividend Stock or any shares of the Series 1 Preferred Stock were issued or distributed.

On February 2, 2026, the Board approved revocation of the declaration of the Dividend (the “Dividend Revocation”). No shares of Series 1 Mandatory Exchangeable Preferred Stock had ever been issued or outstanding as of such date as the Spin-off Dividend (as defined in the Certificate of Designation) did not occur by the Preferred Stock End Date (as defined in the Certificate of Designation).

On February 3, 2026, in connection with the Dividend Revocation, the Company filed a Certificate of Elimination of Series 1 Mandatory Exchangeable Preferred Stock (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware. The Certificate of Elimination, which became effective immediately upon filing, eliminated the previously designated 5,000,000 shares of Series 1 Mandatory Exchangeable Preferred Stock and caused such shares to resume their status as undesignated shares of preferred stock of the Company. No shares of Series 1 Mandatory Exchangeable Preferred Stock were issued or outstanding upon the filing of the Certificate of Elimination.

Treasury Stock

As of December 31, 2025 and 2024, there were 1,458,263 and 1,716,245, respectively, shares of Treasury Stock.

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

For the year ended December 31, 2025 no sales of Common Stock had been made under the ATM Sales Agreement. For the year ended December 31, 2024, the Company sold 78,976 shares of Common Stock pursuant to the ATM Sales Agreement for net proceeds of approximately $2.7 million.

February 2024 Bought Deal Offering Underwriting Agreement

On February 29, 2024, the Company entered into an underwriting agreement (the “February 2024 BDO Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock, acting as representatives of the underwriters to sell in the “February 2024 BDO” 108,686 shares of the “February 2024 BDO Firm Shares” and accompanying February 2024 BDO Firm Warrants to purchase up to an aggregate of 108,686 shares of Common Stock. The securities in the February 2024 BDO were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024, and a final prospectus supplement dated February 29, 2024.

The February 2024 BDO closed on March 5, 2024, and the combined price per February 2024 BDO Firm Share and accompanying February 2024 BDO Firm Warrant paid by the underwriters was $54.74, which amount reflects the combined public offering price of $59.50, less underwriting discounts and commissions. Subject to certain ownership limitations, the Common Warrants are immediately exercisable, set to expire five years later, with an exercise price of $59.50 per share, subject to adjustments. Additionally, the Company issued the “February 2024 BDO Representative Warrants” to the underwriters, allowing them to purchase up to 13,446 shares of Common Stock, with these warrants being immediately exercisable at $74.38 per share, representing 125% of the combined public offering price per February 2024 BDO Firm Share and accompanying February 2024 BDO Firm Warrant.

The Company accounted for the February 2024 BDO Firm Warrants as a liability classified instrument (see Note 5) and the February 2024 BDO Representative Warrants as an equity classified instrument. The February 2024 BDO Representative Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheet. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company’s consolidated statement of operations. The fair value of February 2024 BDO Representative Warrants as of the date of issuance was $0.3 million.

On December 11, 2024, the Company entered into a warrant amendment (the “Warrant Amendment”) with one of its investors to exercise the outstanding number of the February 2024 BDO Firm Warrants that the Company issued to such investor in the February 2024 BDO. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding February 2024 BDO Firm Warrants to purchase an aggregate of 50,421 shares of Common Stock in cash at an amended exercise price of $20.65 per share. During the year ended December 31, 2025 and 2024, there were nil and 59,397 February 2024 BDO Firm Warrants exercised for total net proceeds of nil and approximately $1.6 million, including the amended February 2024 BDO Firm Warrants. As of December 31, 2025 and 2024, there were 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock outstanding and 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of our Common Stock outstanding.

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

The Company accounted for the April 2024 RDO Common Warrants as a liability classified instrument (see Note 5) and the April 2024 RDO Placement Agent Warrants as an equity classified instrument. The April 2024 RDO Placement Agent Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's consolidated statement of operations. The fair value of April 2024 RDO Placement Agent Warrants as of the date of issuance was $0.6 million.

On November 23, 2025, in connection with the November 2025 Warrant Inducement Agreement (as defined below), the investor agreed to exercise the April 2024 RDO Common Warrants in exchange for the November 2025 Warrants.

As of December 31, 2025, there were no April 2024 RDO Common Warrants outstanding. As of December 31, 2024, there were 15,000,000 April 2024 RDO Common Warrants outstanding, which were exercisable for an aggregate of up to 428,572 shares of Common Stock. As of each of December 31, 2025 and 2024, there were 1,200,000 April 2024 RDO Placement Agent Warrants outstanding, which are currently exercisable for an aggregate of up to 34,286 shares of Common Stock.

December 2024 Registered Direct Offering

On December 11, 2024, the Company entered into a securities purchase agreement (the “December 2024 RDO Purchase Agreement”) with the investors named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “December 2024 RDO”): (i) an aggregate of 753,009 shares of Common Stock, (ii) pre-funded warrants to purchase up to 68,604 shares of Common Stock (the “December 2024 RDO Pre-Funded Warrants”) and (iii) common warrants to purchase up to 1,642,871 shares of Common Stock (the “December 2024 RDO Common Warrants” and together with the December 2024 RDO Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between the Company and StockBlock (the “StockBlock Warrants”), the “December 2024 RDO Warrants”). The combined offering price (a) per share of Common Stock and accompanying December 2024 RDO Common Warrants was $20.65 and (b) per December 2024 RDO Pre-Funded Warrant and accompanying December 2024 RDO Common Warrants was $20.6499. The aggregate gross proceeds to the Company from the December 2024 RDO were approximately $17.0 million, before deducting offering fees and expenses. The Company intends to use the net proceeds from the December 2024 RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

The Company accounted for the December 2024 RDO Common Warrants and December 2024 RDO Pre-Funded Warrants as liability classified instruments (see Note 5) and the StockBlock Warrants as an equity classified instrument. The StockBlock Warrants are recognized in additional paid-in capital in the Company’s consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's consolidated statement of operations. The fair value of StockBlock Warrants as of the date of issuance was $1.3 million. On December 26, 2024, the December 2024 RDO Pre-Funded Warrants were exercised by the holder for total net proceeds of approximately $0.2 million.

On November 23, 2025, in connection with the November 2025 Warrant Inducement Agreement (as defined below), one of the investors exercised the December 2024 RDO Common Warrants in exchange for the November 2025 Warrants.

As of December 31, 2025 and 2024, there were December 2024 RDO Common Warrants outstanding, which are exercisable for an aggregate of up to 537,298 and 1,642,871 shares of Common Stock, respectively, and StockBlock Warrants outstanding which are exercisable for an aggregate of up to 131,472 shares of Common Stock.

Warrant Exercise Agreement

On September 30, 2025, the Company entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders (the “Existing Warrant Holders”) of the Company’s existing warrants to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at an exercise price of $22.72 per share originally issued pursuant to that certain Securities Purchase Agreement, dated December 11, 2024, by and among the Company and the investors named therein (the “Existing December 2024 Warrants”). Pursuant to the Warrant Exercise Agreements, the Existing Warrant Holders will exercise in full the Existing December 2024 Warrants for an aggregate of 179,236 shares of Common Stock and defer, for a deferral fee of $7.72 per share being exercised (the “Deferral Fee”), their right to receive an amortization payment scheduled to be paid by the Company on October 1, 2025, as set forth in the amortization schedule included in the Tranche B Notes issued to each Existing Warrant Holder and Oramed pursuant to that certain Securities Purchase Agreement, dated as of October 7, 2024, by and among the Company and the investors party thereto (including the Existing Warrant Holders) in exchange for the Company’s agreement to issue new warrants to purchase an aggregate of 275,000 shares of Common Stock (the “September 2025 Warrants”) at an exercise price of $20.00 per share as described below. The aggregate gross proceeds from the exercise of the Existing December 2024 Warrants, net of the Deferral Fee, is approximately $2.7 million.

The Company has agreed to use an aggregate of $2.5 million of the gross proceeds from the warrant exercises in connection with the repayment of such aggregate amounts outstanding under the Tranche B Notes, and the remaining proceeds from the exercise of the Existing December 2024 Warrants for general corporate purposes.

The September 2025 Warrants are immediately exercisable upon issuance. The issuance of the September 2025 Warrants was made pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D as promulgated thereunder by the United States Securities and Exchange Commission (the “SEC”). The Company has agreed to file as soon as practicable (and in any event within 30 calendar days of the date of the Warrant Exercise Agreement) a registration statement on Form S-3 (or Form S-1 if Form S-3 is not available to the Company) registering under the Securities Act, the resale by the Existing Warrant Holders of the shares of Common Stock issuable upon exercise of the of the September 2025 Warrants or to include such shares of Common Stock in any other registration statement on Form S-3 filed by the Company. Accordingly, on December 16, 2025, the Company filed a registration statement on Form S-1. The September 2025 Warrants shall have an expiration date of December 13, 2029.

The Exercise Price of the September 2025 Warrants is subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event and is also subject to adjustment in connection with certain subsequent offerings at a per share price less than the exercise price of the September 2025 Warrants then in effect.

A holder of a September 2025 Warrant shall not have the right to exercise any portion of a September 2025 Warrant to the extent that, after giving effect to such exercise, the holder (together with certain related parties) would beneficially own in excess of 4.99% (the “Maximum Percentage”) of shares of Common Stock outstanding immediately after giving effect to such exercise. The Maximum Percentage may be raised or lowered to any other percentage not in excess of 9.99%, at the option of the holder, except that any increase will only be effective upon 61 days’ prior notice to the Company.

The September 2025 Warrants prohibit the Company from entering into specified fundamental transactions unless the successor entity (subject to certain exceptions) assumes all of the Company’s obligations under the September 2025 Warrants under a written agreement before the transaction is completed. Upon specified corporate events, a September 2025 Warrant holder will thereafter have the right to receive upon an exercise such shares, securities, cash, assets or any other property whatsoever which the holder would have been entitled to receive upon the happening of the applicable corporate event had the September 2025 Warrant been exercised immediately prior to the applicable corporate event. When there is a transaction involving specified changes of control, holders of September 2025 Warrants will have the right to force the Company to repurchase such holder’s September 2025 Warrant for a purchase price in cash equal to the Black Scholes value, as calculated under the September 2025 Warrants, of the then unexercised portion of the September 2025 Warrant.

As of December 31, 2025, there were September 2025 Warrants outstanding, which are exercisable for an aggregate of up to 275,000 shares of Common Stock.

Warrant Inducement Agreement

On November 23, 2025, the Company entered into a Warrant Inducement Agreement (the “Warrant Inducement Agreement”) with an investor, pursuant to which the investor agreed to exercise all of their outstanding April 2024 RDO Common Warrants and December 2024 RDO Common Warrants (collectively, the “Original Warrants”) in exchange for (i) a reduction in the exercise prices from $38.50 per share and $22.72 per share, respectively, to $22.51 per share, and (ii) the issuance of a new unregistered warrant (the “November 2025 Investor Warrant”).

Because the amendments to the exercise price of the April 2024 RDO Common Warrants and December 2024 RDO Common Warrants resulted in an exercise price equal to the fair value of the Common Stock, the Company concluded that the substance of the transaction was an exchange of the Original Warrants for the November 2025 Investor Warrants as an inducement for the issuance of 904,396 shares of Common Stock at a purchase price equal to their fair value. The impact of the warrant exchange, calculated as the difference between the fair value of the November 2025 Investor Warrants and the fair value of the Original Warrants resulted in a loss amounting to $6.3 million, which the Company recorded within the “Loss on settlement of liability classified instruments” in the statement of operations and comprehensive loss. Upon the exercise of the Original Warrants, the Company received in cash $18.6 million, net of issuance costs.

The November 2025 Investor Warrants to purchase 1,356,594 shares of Common Stock have an exercise price of $29.00 per share, may be exercised on a cashless basis under certain circumstances, and have an expiration date of November 25, 2030. The Company accounted for November 2025 Investor Warrants as liability classified instruments.

As of December 31, 2025, there were 1,356,594 shares of November 2025 Investor Warrants and 72,352 shares of November 2025 Placement Agent Warrants outstanding with an exercise price of $29.00 per share, may be exercised on a cashless basis under certain circumstances, which are exercisable for an aggregate of 1,428,946 shares of Common Stock and have an expiration date of November 25, 2030.

Repricing Options

On December 11, 2025 (the “Repricing Date”), the Company’s stockholders approved a one-time repricing (the “Option Repricing”) of certain outstanding stock options held by 14 of the Company’s current employees. The per-share exercise price of these options was reduced to $16.80, the closing price of the Company’s common stock on the Nasdaq Capital Market on the Repricing Date (the “Repricing”).

The Option Repricing applied to certain stock options granted under the Company’s 2022 Equity Incentive Plan, as amended (the “Plan”). This included stock options with an original exercise price of $282.80 per share, representing an aggregate of 289,405 shares of common stock (the “Eligible Options”). The Eligible Options were held by certain current employees, executive officers, and non-employee directors as of the Repricing Date. Only options with an exercise price of $282.80 per share immediately prior to the Repricing were eligible to participate.

Except for the modification to the exercise price, the Eligible Options continue to be subject to their original terms and conditions, including the number of shares underlying the options, vesting schedules, and expiration dates.

The Option Repricing resulted in total incremental stock-based compensation expense of $2.4 million, which was calculated using the Black-Scholes option-pricing model. For the year ended December 31, 2025, the Company recognized incremental stock-based compensation expense of $1.7 million related to repriced options. As of December 31, 2025, there is $0.7 million of unrecognized incremental stock-based compensation expense related to the Option Repricing, which will be recognized over the remaining service period of approximately 1 year.

11. Stock Incentive and Employee Benefit Plan

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

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Equity Incentive Plan (the “Equity Incentive Plan”). As of December 31, 2025, a total of 1,059,347 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board of Directors of the Company adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company, provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 40,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the years ended December 31, 2025 and 2024.

As of December 31, 2025, options to purchase 1,503,907 shares of Common Stock were outstanding under all equity incentive plans.

The following table summarizes stock option activity during the year ended December 31, 2025 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,028	$138.23	6.4	$—
Granted	803	16.62	—	—
Forfeited/Cancelled	(327)	261.03	—	—
Outstanding as of December 31, 2025	1,504	$46.59	6.8	$5
Vested and expected to vest as of December 31, 2025	1,504	46.59	6.8	5
Exercisable as of December 31, 2025	898	$58.52	5.3	$1

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. The weighted-average grant date fair value per share of stock options granted during the years ended December 31, 2025 and 2024 was $11.57 and $23.49 per share, respectively. No options were exercised during the year ended December 31, 2025. The total intrinsic values of options exercised during the year ended December 31, 2024 were $47.3 thousand. The maximum term of options granted under each of the equity incentive plans is ten years.

Total stock-based compensation recorded within operating expenses was $15.5 million and $15.7 million for the years ended December 31, 2025 and 2024, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of December 31, 2025 were $20.0 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

In October 2022, the Board of Directors of the Company adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of December 31, 2025, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 170,575, which was increased from 127,903 shares as a result of automatic annual increase on January 1, 2025.

Total stock-based compensation recorded as operating expense for the ESPP was $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

There were 5,497 and 334,326 shares of Common Stock issued under the ESPP during the years ended December 31, 2025 and 2024, respectively.

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

The following assumptions were used in the Black-Scholes options pricing model to estimate stock-based compensation on the date of grant for stock options and ESPP:

Year Ended December 31, 2025
Stock options:
Expected dividend yield	0.00%
Expected volatility	72.54% - 99.1%
Risk-free interest rate	3.55% - 4.17%
Term of options (in years)	6.25
Employee stock purchase plan:
Expected dividend yield	0.00%
Expected volatility	112.87%
Risk-free interest rate	4.31%
Expected life (in years)	0.49

Semnur 2024 Stock Option Plan

Concurrent with the signing of the Semnur Business Combination Agreement, the Board, the Company (as the sole stockholder of Semnur) and the board of directors of Semnur approved the 2024 Stock Option Plan (“Semnur 2024 Plan”). Under the Semnur 2024 Plan, 40,000,000 shares of Semnur Common Stock were reserved for future issuance and nonstatutory stock options (“NSOs”) to purchase the same amount of Semnur Common Stock were granted to certain executive officers of Semnur. The NSOs were granted on August 30, 2024 and expire on August 30, 2034. No expense was recorded in connection with the NSOs as of December 31, 2025, as until the date on which all payments and all obligations under the Oramed Note have been paid in full in cash, such options will not be or become exercisable, eligible for exchange, redemption or repurchase, eligible to participate in any dividends or distributions or have any voting rights in respect of the Company or any of its current or future subsidiaries of the Company, and following the closing of the transactions contemplated by the Semnur Business Combination Agreement, the Company, Denali or any of their respective current and future subsidiaries, successors and assigns.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.4 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

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

On July 22, 2025, Legacy Semnur entered into a stock issuance agreement with the law firm named therein pursuant to which the law firm was issued 10,000,000 shares of Legacy Semnur common stock as a retainer for legal services and payment for prior services. Upon the closing of the Semnur Business Combination, the shares were exchanged for 12,500,000 shares (i.e., the then-existing 10,000,000 shares of Legacy common stock multiplied by the Exchange ratio) of Semnur common stock.

All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company (the “Retainer Shares”). At the option of the law firm, the Retainer Shares may be sold and the net proceeds may be applied against the outstanding legal fees. The Retainer Shares not applied against the outstanding legal fees due will be returned to the Company. As of December 31, 2025, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

12. Variable Interest Entities

Vivasor Business Combination

On December 5, 2025 (the “VHC Transaction Date”), the Company entered into a Share Transfer Agreement with EAR SPV LLC, a Delaware corporation (“EAR SPV”) and Vivasor Holding Company (“VHC”), a privately held biotechnology company, pursuant to which, among other things, EAR SPV agreed to sell, and the Company agreed to buy, all 6,101,468 shares of VHC’s Series A-1 Preferred Stock, par value $0.00001 per share, held by EAR SPV, for an aggregate purchase price of $9.0 million (“VHC Business Combination”).

The Company evaluated VHC under the VIE model in accordance with ASC 810 and concluded that VHC is a VIE because it lacked sufficient equity at risk to finance its activities without additional subordinated support (see Note 3). Due to the Company’s power to direct key activities through its eligible majority board representation and its significant economic exposure through its 30.8% equity interest, it was determined that the Company was the primary beneficiary of VHC. As a result, the Company consolidated VHC as of the VHC Transaction Date. The Company will reassess its primary beneficiary status and VIE conclusion for VHC upon the occurrence of any reconsideration events.

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

The Company further concluded that Scilex Bio did not meet the definition of a business under ASC 805, Business Combinations. Therefore, the transaction was accounted for as an asset acquisition under ASC 805-50. As the shares of Semnur Common Stock were contributed by the Company (the parent) to an entity under common control, they were recorded at their historical carrying value of $0 in the consolidated financial statements. The KDS2010 license rights contributed by IPMC were recorded at 40% of their estimated fair value of $9.4 million for $4.9 million and immediately expensed as in-process research and development (“IPR&D”) in accordance with ASC 730, Research and Development, as the contributed IP had no alternative future use. A current liability of $1.1 million was also recognized for the initial upfront payment due under the licensing arrangement (further discussed below).

Additionally, the Company recorded $1.9 million in additional paid-in capital as a capital contribution. For the twelve months ended December 31, 2025, net loss from Scilex Bio attributable to the noncontrolling interest was $2.1 million.

As of December 31, 2025, Scilex Bio had not commenced revenue-generating operations and remains focused on early-stage development efforts for KDS2010. The Company will reassess its primary beneficiary status and the VIE conclusion for Scilex Bio upon the occurrence of any reconsideration events.

In connection with the formation of Scilex Bio, on April 17, 2025, the entity entered into a license agreement with IPMC and NeuroBioGen Company (“NBG”), under which it obtained exclusive rights to develop and commercialize KDS2010 globally, except for Korea. Under the terms of the agreement, Scilex Bio may be required to make aggregate payments of up to KRW 6.5 trillion (approximately $4.8 billion) to NBG, consisting of an upfront fee of KRW 1.5 billion (approximately $1.1 million), and KRW 68.5 billion (approximately $50.7 million) contingent upon the achievement of specified development, regulatory and commercial milestones. Scilex Bio is also required to pay royalties equal to 5% of net sales of licensed products, payable quarterly until the expiration of the last-to-expire licensed patent. Aggregate payments to NBG are capped at KRW 6.5 trillion (approximately $4.8 billion). As of December 31, 2025, only the first tranche of the upfront fee (KRW 1.5 billion or approximately $1.1 million) had become payable, subject to the satisfaction of certain obligations on the part of NBG, and was recorded as a current liability.

Semnur

On September 22, 2025, the Company’s majority owned subsidiary Semnur completed the Semnur Business Combination Agreement (see Note 3). Semnur is the Company’s majority owned clinical late-stage pharmaceutical company focused on the development and commercialization of SEMDEXA.

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

Due to the changes in ownership structure related to the above transactions, the Company reevaluated Semnur under the VIE model in accordance with ASC 810. The Company concluded that Semnur is a VIE because it lacked sufficient equity at risk to finance its activities without additional subordinated support. Due to the Company’s power to direct key activities through its majority board representation and its significant economic exposure, it was determined that the Company was the primary beneficiary of Semnur. As a result, the Company continues to consolidate Semnur and records the interest that the Company does not own as noncontrolling interest in the consolidated financial statements.

The Company’s consolidated balance sheet at December 31, 2025 includes balances for Semnur of $20.0 thousand for cash and cash equivalents, $0.8 million property and equipment, net, $5.9 million accounts payable, $0.7 million accrued expenses, and $3.5 million note payable. For the twelve months ended December 31, 2025, net loss from Semnur attributable to the noncontrolling interest was $1.4 million.

13. Commitments and Contingencies

Securities Purchase Agreement (the “PIPE SPA”)

On August 20, 2025, the Company and Legacy Semnur entered into the PIPE SPA with the investor named therein, pursuant to which the investor agreed to purchase 1,250,000 shares of Common Stock at a price of $16.00 per share, for an aggregate purchase price of $20.0 million following the consummation of the Business Combination. On September 22, 2025, the PIPE SPA was amended to provide that unless such agreement was terminated pursuant to its terms (or otherwise by mutual agreement of the parties thereto), the closing of the transactions contemplated thereby would occur not later than the 14th business day following the closing of the Business Combination, subject to the satisfaction or waiver of the closing conditions set forth therein. As of December 31, 2025, the transaction has not closed and accordingly, the shares have not been issued and the funds have not been received. As the transaction did not close on or before December 31, 2025, the nonbreaching party has an option to terminate the PIPE SPA without liability.

Additionally, in connection with the PIPE SPA, we are obligated to pay a cash financing service fee of 7% of the received investment funds.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. For each of the years ended December 31, 2025 and 2024, Scilex Pharma made royalty payments in the amount of $6.3 million and $8.3 million, respectively. As of December 31, 2025 and 2024, Scilex Pharma had ending balances of accrued royalty payables of $2.1 million and $4.0 million, respectively. Total royalty expense recorded within cost of revenue was $4.4 million and $9.9 million for the years ended December 31, 2025 and 2024, respectively. Net profits are defined as net sales, less cost of goods and marketing expenses. Net sales are defined as total gross sales of any Product, less all applicable deductions, to the extent accrued, paid or allowed in the ordinary course of business with respect to the sale of such Product, and to the extent that they are in accordance with GAAP. If Scilex Pharma were to sublicense the licensed technologies, the Developers will receive the same proportion of any sublicensing fees received therefrom. The Product Development Agreement will continue in full force and effect until October 2, 2028, the date that is ten years from the date of the first commercial sale of ZTlido. The Product Development Agreement will renew automatically for subsequent successive one-year renewal periods unless Scilex Pharma or the Developers terminate it upon six months’ written notice.

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

In May 2025, Scilex Pharma and the vendor entered into a work order in which the parties agreed to convert substantially all of the sales representatives allocated under the Project Agreement to become employees of the vendor. The work order shall be in effect and remain in effect until the thirty-six months anniversary of the Deployment Date, as set forth in accordance with the terms of the Project Agreement, which is June 3, 2025, or until terminated in accordance with the terms of the Project Agreement or unless extended as provided therein (the “Term”). The Term may be extended for additional periods of one (1) year (each, an “Additional Term”) upon the mutual written agreement of the parties not less than sixty (60) days before the end of the Term or any Additional Term. Scilex Pharma paid a one-time implementation fee of $72 thousand associated with the operational setup and the recruiting of the sales representatives and will pay fixed monthly fee of $1.2 million for year one and $1.3 million for each of year two and year three.

Pursuant to the terms set forth in the Project Agreement, either party may terminate this work order without cause upon ninety (90) days prior written notice to the other party; provided, however, that such termination by Scilex Pharma may not occur prior to the twelve (12) month anniversary of the Deployment Date.

PA OPS Investment Agreement

In August 2025, Scilex Bio entered into an Investment Commitment Agreement (the “Investment Agreement”) with PA OPS Investor LLC (“Investor LLC”). Pursuant to the terms of the agreement, the Company committed to providing $2.5 million (the "Committed Amount") in future funding, contingent upon Investor LLC successfully identifying and acquiring an appropriate target company ("Target") for investment using the Committed Amount by December 31, 2025. Although the arrangement was legally structured as if the Investor LLC had extended a $2,500,000 loan (the “Loan”) to Scilex at an annual interest rate of 4.03%, no cash was exchanged between the Investor LLC and the Company on Day 1. Accordingly, the Company concluded that, in substance, the transaction does not represent a loan. In August 2025, the LLC acquired the Target which consists of certain assets of a nursing home. However, as the Company is yet to provide the full funding of the Committed Amount, the Company has no ownership interest in the LLC or in the nursing home as of December 31, 2025. On December 31, 2025, the Company made $1.0 million in cash (the "Funding") payment to Investor LLC out of the the Committed Amount of $2.5 million, this funding was treated as a partial repayment of the Loan, therefore, no equity ownership was granted to Scliex, as the Target has already been acquired, the Funding is no longer subject to a refund. The Company consider the consolidation models provided in ASC 810 to determine if the Company should consolidate Investor LLC as of December 31, 2025 and concluded that the Funding meets the definition of a VIE but are not in scope of ASC 810, as the Company has not yet received any equity ownership in the Investor LLC, does not hold a board seat, does not have the power to direct Investor LLC's significant activities and it does not have an obligation to absorb any of the VIE's losses, or rights to receive any benefits from the VIE, further, the Company assess and concludes it does not meet the definition of a derivative under ASC 815. As of December 31, 2025, the Company accounted for the Funding as an equity security under ASC 321 as it provides the Company with the right to acquire equity ownership in the future at a fixed price through the payment of the remaining Committed Amount. The Company recorded the Funding in equity investment in the Company balance sheet at cost, net of any impairment, as the Funding was provided close to the balance sheet date, there were no indicators of impairment as of December 31, 2025.

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

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, the Company and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, the Company and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to the Company to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024, which payment has been made on July 8, 2024 and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm; (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). The Company and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect its claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. The Court requested further briefing on the remedies solely as to the remaining defendant, Mr. Mack. The parties filed further briefing and then presented oral argument on November 15, 2024. The Court’s issued its decision on damages as to Mr. Mack on July 31, 2025, crediting Mr. Mack for settlement amounts previously paid to Plaintiffs by Virpax, on the count for which Mr. Mack was found liable, and assessing costs against Mr. Mack for one-third of Plaintiffs’ attorneys fees. On April 2, 2026, the Court entered an order awarding Plaintiffs more than $5.3 million in attorneys fees to be paid by Mr. Mack. The parties are awaiting the entry of final judgment.

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido

Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex and Aveva were subject to an automatic 30-month stay preventing them from selling a generic version of ZTlido during that time which was extinguished by the U.S. District Court for the Southern District of Florida decision described below. Aveva received FDA approval for any generic version of ZTlido on March 25, 2025. The two Apotex entities were dismissed from the litigation without prejudice, as they no longer had an interest in the generic product that Aveva seeks to market. Before trial, Aveva dropped its challenge to the validity and enforceability of the Company’s patents. Trial in the ZTlido Patent Litigation was held from July 8, 2024 to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case was submitted to the U.S. District Court for the Southern District of Florida. On August 26, 2024, that court issued a decision finding that Aveva’s product does not infringe the Company’s ZTlido Patents. The Company is appealing that decision to the U.S. Court of Appeals for the Federal Circuit, and it filed a Notice of Appeal with the U.S. District Court for the Southern District of Florida on September 25, 2024. Briefing by the parties has been completed. Oral argument is scheduled for May 11, 2026.

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

Sorrento Equity Holders Litigation

On April 3, 2026, a complaint was filed in the United States District Court for the Southern District of California captioned Mevi et al. v. Ji et al., Case No. 3:26-cv-02113-DMS-DEB. The plaintiffs are former equity holders of Sorrento and have named as defendants, among others, the Company and Semnur. The complaint alleges, among other things, wrongful conduct relating to Sorrento’s bankruptcy proceedings and subsequent transactions involving Sorrento’s assets, and asserts claims including aiding and abetting breach of fiduciary duty and violation of California Penal Code Section 496. The complaint seeks unspecified compensatory damages, treble damages, disgorgement, punitive damages, attorneys’ fees, costs, and other relief. The Company intends to defend the action vigorously. At this time, the Company cannot predict the outcome of this matter or reasonably estimate the possible loss or range of loss, if any.

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of December 31, 2025, the Company’s leases have remaining lease terms of approximately 10.2 years. The terms of the Company’s leases, ranging from 1 to 13 years, include extension options that were reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the ROU assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of December 31, 2025, the Company has no finance leases.

Lease expense was $1.2 million and $1.0 million for the years ended December 31, 2025 and December 31, 2024, respectively, and was primarily comprised of operating lease costs. The lease expense also included variable lease costs and sublease income, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(1,139)	$(1,042)
Weighted average remaining lease term in years — operating leases	10.2	2.8
Weighted average discount rate — operating leases	11.1%	11.0%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Year Ended December 31,	Amount
2026	$3,624
2027	$3,023
2028	$2,101
2029	$2,080
2030	$2,154
Thereafter	$17,340
Total lease payments	30,322
Less imputed interest	15,438
Total lease liabilities	14,884
Less current portion of lease liability	1,733
Lease liability, net of current portion	$13,151

14. Income Taxes

The components of the provision (benefit) expense were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Current income tax (benefit) expense:
Federal	$—	$—
State	26	(1)
Foreign	0	—
Total current income tax (benefit) expense	26	(1)
Deferred income tax benefit:
Federal	12,786	(16,279)
State	1,076	(2,803)
Foreign	(295)	—
Total deferred income tax benefit	13,567	(19,082)
Changes in tax rate	—	2,155
Changes in valuation allowance	(13,567)	16,927
Total income tax (benefit) expense from continuing operations	$26	$(1)

The reconciliation between U.S. federal income taxes at the statutory rate and the Company’s provision for income taxes are as follows for the years ended December 31, 2025 (in thousands):

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows (in thousands, except for percentages):

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$(78,545)	21.00%
Foreign tax effects
Statutory tax rate difference between Foreign and United States	$110	-0.02%
Other	$—	0%
State taxes, net of federal benefit	$22	-0.01%
Tax credits	$254	-0.09%
Changes in valuation allowances	$(11,327)	3.76%
Nontaxable or nondeductible items		0%
Gain on sale of Semnur 12.5Mn shares	$38,424	-12.49%
Gain or Loss on Derivative Liability	$4,766	-1.60%
Revaluation of Oramed notes & Tranch B Notes	$5,805	-1.95%
Despac Issuance Cost	$8,820	-2.97%
Consulting & Legal expenses related to Cryptos	$3,878	-1.30%
Goodwill impairment	$15,392	0%
Other	$12,427	-4.47%
Changes in unrecognized tax benefits	$—	0%
Other adjustments	$—	0%
Provision for income tax	$26	0%

The reconciliation of taxes at the federal statutory rate to the provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows (in thousands):

Year Ended December 31,
2024
Income tax benefit at federal statutory rate	$(15,290)
Valuation allowance	18,559
Compensation expense	2,772
Acquisition related charges	485
Prior year true-up and carryback	(1,182)
State, net of federal tax benefit	(2,705)
Change in fair value of Convertible Debentures	(4,449)
Change in tax rates	2,155
Other	(346)
Income tax (benefit) expense	$(1)

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows (in thousands)

Federal	$—
State	21
Foreign	—
Total cash paid for income taxes, net of refunds	$21

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Company’s net deferred tax liabilities and related valuation allowance are as follows as of December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards
US	$86,748	$85,226
Foreign	9,514	—
Total Net operating loss carryforwards	96,262	85,226
Debt related interest	14,567	16,228
Capitalized research and development	1,821	5,228
Tax credit carryforwards	3,960	4,415
Stock-based compensation	1,326	1,157
Accrued expense and reserves	2,541	1,812
Purchased revenue liability	1,888	1,754
Operating lease liabilities	2,674	577
Outside basis difference - investment in subsidiaries	704	—
Investment in digital asset	2,702	—
Other	353	303
Total deferred tax assets	128,798	116,700
Less valuation allowance	(111,385)	(113,703)
Total deferred tax assets	17,413	2,997
Deferred tax liabilities:
Intangible assets	(1,842)	(2,423)
Investment in Datavault shares - equity method investment	(12,911)	—
Operating lease right-of-use assets	(2,660)	(574)
Total deferred tax liabilities	(17,413)	(2,997)
Net deferred tax liabilities	$—	$—

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets, including the amount and timing of future taxable income, and has determined that it is more likely than not that the deferred tax assets will not be realized. Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $111.4 million against its deferred tax assets as of December 31, 2025. Realization of the deferred tax assets will be primarily dependent upon the Company’s ability to generate sufficient taxable income prior to the expiration of its net operating losses. The valuation allowance is $113.7 million as of December 31, 2024, and $111.4 million as of December 31, 2025. The valuation allowance decreases by $2.3 million during the year ended December 31, 2025.

As of December 31, 2025, the Company had a federal net operating loss carryforward of approximately $345.8 million, of which approximately $14.7 million will begin to expire in 2033 for federal tax purposes, and approximately $331.1 million in federal net operating losses carryforward can be carried forward indefinitely. While these federal net operating loss (“NOL”) do not expire, the Tax Cuts & Jobs Act of 2017 limits the amount of federal net operating loss utilized each year after December 31, 2017, to 80% of taxable income. As of December 31, 2025, the Company has a state net operating loss carryforward of approximately $250.5 million.

As of December 31, 2025, the Company had a foreign net operating loss carryforward of approximately $38.1 million for the Vivasor China entities.

As of December 31, 2025, the Company had federal research and development income tax credits of $3.4 million which will begin to expire in 2033. As of December 31, 2025, the Company had California research and development income tax credits of $1.9 million that have an indefinite life and will not expire.

Pursuant to Internal Revenue Code Section 38, a corporation’s ability to utilize its NOL and tax credit carryforwards may be subject to annual limitations in the event of an ownership change, as defined under Section 382.

The Company has not performed a Section 382 ownership change analysis for periods subsequent to December 31, 2022. Management has been advised to undertake a Section 382 study for the period from 2023 through 2025; such analysis is currently in progress.

Utilization of pre-2020 NOLs has been carried out in accordance with the limitations established in the prior study performed.

The Company is subject to taxation in U.S. federal and state tax jurisdictions. The Company has incurred net operating losses since inception. Accordingly, all tax years remain open to examination by taxing authorities to the extent of net operating losses carried forward and utilized in future periods. Upon utilization, the statute of limitations will remain open for examination for three years from the date of utilization. There are no active tax examinations as of December 31, 2025.

During the year ended December 31, 2025, Semnur ceased to be a member of the consolidated federal income tax group of the Company due to a reduction in ownership below the threshold required under Internal Revenue Code Section 1504.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Gross unrecognized tax benefits at the beginning of the year	$1,198	$1,071
Increase related to prior year tax positions	(127)	—
Increase related to current year tax positions	—	127
Gross unrecognized tax benefits at the end of the year	$1,071	$1,198

As of December 31, 2025 and 2024, the Company had $1.1 million and $1.2 million in total unrecognized tax benefits, respectively, which have been reflected as a reduction in deferred tax assets. If these were to be recognized, they would affect the effective tax rate, however given the full valuation allowance in the jurisdiction in which the unrecognized tax benefits relate to, the impact on the effective tax rate would be nil.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties have been recognized as of and for the years ended December 31, 2025 and 2024.

The Company believes that no material amount of the liabilities for uncertain tax positions are expected to reverse within 12 months of December 31, 2025.

15. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the years ended December 31, 2025 and 2024 (in thousands except per share data):

	Year Ended December 31,
	2025	2024
Net loss	$(374,053)	$(72,807)
Net loss attributable to noncontrolling interest	$(15,319)	$—
Deemed dividend for anti-dilution adjustments to Oramed Penny Warrants upon reverse stock-split	(43,753)	—
Net loss for basic loss per share available to common stockholders	$(402,487)	$(72,807)
Reversal of mark-to-market adjustment for liability classified warrants	—	(8,895)
Net loss for diluted loss per share available to common stockholders	$(402,487)	$(81,702)
Weighted average number of shares outstanding	5,350	3,561
Weighted average Common Stock warrants exercisable for nominal consideration	5,684	6,500
Weighted average number of shares, basic	11,034	10,061
Effect of dilutive securities	—	84
Weighted average number of shares, diluted	11,034	10,145
Loss per share
Basic	$(36.48)	$(7.24)
Diluted	$(36.48)	$(8.05)

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

In accordance with FASB ASC 260, Earnings Per Share, Penny Warrants are warrants that would be exercised for no or little consideration and therefore should be included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted net income (loss) per share. The Closing Penny Warrants become exercisable upon the passage of time and are included in basic and diluted net income (loss) per share from the closing date of September 21, 2023. The Subsequent Penny Warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock were not vested as of the closing date of September 21, 2023 and the vesting was based on the passage of time, the Company’s repayment of the Oramed Note or the occurrence of the Management Sale Trigger Date (as defined therein), therefore are included in the computation for basic and diluted net income per share once all other exercise contingencies were removed except for the passage of time.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	December 31,	December 31,
	2025	2024
Stock options	1,503,907	1,027,977
Public Warrants	156,115	156,220
February 2024 BDO Firm Warrants	108,686	108,686
February 2024 BDO Representative Warrants	13,446	13,446
April 2024 RDO Placement Agent Warrants	34,286	34,286
Retainer Shares	399,999	399,999
Private Warrants	28,572	28,572
Shares Issuable pursuant to the ESPP	576	2,204
Shares issuable under the SIPA	8,571	8,571
Deposit Warrants	3,250,000	—
October 2024 Noteholder Warrants	107,142	—
October 2024 Placement Agent Warrants	104,848	104,848
December 2024 RDO Common Warrants	537,298	1,642,871
StockBlock Warrants	131,472	131,472
Shares issuable under Tranche B Notes	493,004	1,158,617
Exchange Warrants	500,000	—
September 2025 Warrants	275,000	—
November 2025 Warrants	1,356,594	—
November 2025 Placement Agent Warrants	72,352	—
Total	9,081,868	4,817,769

16. Subsequent Events

Oramed Debt Extension

On March 29, 2026, the Company entered into Oramed debt extension agreement with Oramed to extend the final payment due under Oramed note and the April 1, 2026 amortization payment due under Tranche B note to April 20, 2026.

Litigation

Scilex-St. James Loan Lawsuit

On March 11, 2026, the Company filed a complaint against Marc Wade, The St. James Bank & Trust Company Ltd., Omega & Corinth Group Ltd., certain associates thereof (collectively, the “Wade Defendants”), and Bank of New York Mellon Corporation (“BNY”) in the United States District Court for the Central District of California. The complaint asserts five causes of action: (1) federal securities fraud (against all defendants); (2) state securities fraud (against the Wade Defendants); (3) fraudulent inducement (against the Wade Defendants); (4) unlawful conversion (against all defendants); and (5) negligence (against BNY). The Company seeks money damages in excess of $100 million, punitive damages, pre- and post- judgment interest, disgorgement of profits, and attorney fees.

Sorrento Equity Holders Litigation

On April 3, 2026, a complaint was filed in the United States District Court for the Southern District of California captioned Mevi et al. v. Ji et al., Case No. 3:26-cv-02113-DMS-DEB. The plaintiffs are former equity holders of Sorrento and have named as defendants, among others, the Company and Semnur. The complaint alleges, among other things, wrongful conduct relating to Sorrento’s bankruptcy proceedings and subsequent transactions involving Sorrento’s assets, and asserts claims including aiding and abetting breach of fiduciary duty and violation of California Penal Code Section 496. The complaint seeks unspecified compensatory damages, treble damages, disgorgement, punitive damages, attorneys’ fees, costs, and other relief. The Company intends to defend the action vigorously. At this time, the Company cannot predict the outcome of this matter or reasonably estimate the possible loss or range of loss, if any.

Warrant Agreement

On February 19, 2026, the Company entered into a Warrant Agreement (the “Oramed Warrant Agreement”) with Oramed. Pursuant to the Oramed Warrant Agreement, Oramed deferred its right to receive an amortization payment scheduled to be paid by the Company on October 1, 2025, as set forth in the amortization schedule included in the Tranche B Notes in exchange for the Company’s agreement to issue a new warrant to purchase an aggregate of 100,000 shares of Common Stock (the “February 2026 Warrant”) at an initial exercise price of $20.00 per share (the “Exercise Price”) as described below. The deferred amortization payment was made to Oramed in November 2025.

The February 2026 Warrant is immediately exercisable upon issuance. The issuance of the February 2026 Warrant was made pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506(b) of Regulation D as promulgated thereunder by the SEC. The Company has agreed to file as soon as practicable (and in any event within the later of (i) 30 calendar days following the date of the Oramed Warrant Agreement, (ii) 10 days following the date of the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and (iii) March 31, 2026) a registration statement on Form S-3 (or Form S-1 if Form S-3 is not available to the Company) registering under the Securities Act the resale by Oramed of the shares of Common Stock issuable upon exercise of the February 2026 Warrant or to include such shares of Common Stock in any other registration statement on Form S-3 filed by the Company. The February 2026 Warrant shall have an expiration date of December 13, 2029.

Quantum Scan Holdings Investment

The Company entered into a convertible promissory note, dated January 29, 2026, (the “Q Scan Note”), with Quantum Scan Holdings, Inc. (“Q Scan”). Pursuant to the Q Scan Note, the Company loaned Q Scan an aggregate of $20 million. The Q Scan Note shall be due upon request of the Company on or after October 29, 2026, and would commence accruing interest at a rate of 3.66% per annum commencing on April 29, 2026. The Q Scan Note contains customary representations and warranties of the Company and Q Scan and customary covenants of Q Scan. As of December 31, 2025, the Company prepaid $2.5 million for services related to these transactions in November 2025.

The Company and Q Scan entered into a common stock purchase agreement, dated January 29, 2026, the “Q Scan Stock Purchase Agreement”). Pursuant to the Q Scan Stock Purchase Agreement, Q Scan agreed to sell to the Company, and the Company agreed to purchase from Q Scan, an aggregate of 193,021,436 shares of common stock of Q Scan (the “Q Scan Stock Purchase”) for an aggregate purchase price of approximately $27.5 million. The closing of the Q Scan Stock Purchase shall occur within five business days of written notice delivered by Q Scan to the Company. The Q Scan Stock Purchase Agreement contains customary representations, warranties and covenants of the Company and Q Scan.

PA OPS Investor LLC Investment

In January 2026, the Company and the Investor LLC reached an agreement to extend the Letter commitment period from December 31, 2025 to April 30, 2026. As such, the Company now has until April 30, 2026, to fund the remaining Commitment Amount of $1,500,000.