Form 10-Q
period 2026-03-31
Scilex Holding Co
filed 2026-05-20
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 15, 2026, the registrant had 8,491,267 shares of common stock, par value $0.0001 per share, outstanding.

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

These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 10, 2026 (the “Annual Report on Form 10-K”), as updated by the risk factors described under the heading “Risk Factors” in Part II - Item 1A of this Quarterly Report on Form 10-Q.

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
•
The effect of any geopolitical conflicts or new or increased international tariffs, including mitigation efforts and economic effects, on our business operations, including but not limited to our clinical studies and clinical trials;
•
The effect of global economic and political developments;
•
Regulatory developments related to crypto assets and crypto asset markets;
•
A determination that we are an investment company under the Investment Company Act of 1940 (the “1940 Act”);
•
Our ability to successfully adopt and execute on our new cryptocurrency treasury strategy;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,351	$4,955
Marketable securities	10	6,026
Accounts receivable, net	10,647	15,244
Note receivable, net	19,200	—
Inventory	4,532	4,789
Prepaid expenses and other current assets	4,230	7,344
Total current assets	41,970	38,358
Property and equipment, net	13,379	13,599
Operating lease right-of-use asset	14,175	14,818
Intangibles, net	59,807	59,088
Investments	4,831	1,000
Equity method investment, at fair value	79,098	159,403
Digital assets	65,345	64,711
Goodwill	13,481	13,481
Other long-term assets	1,549	523
Total assets	$293,635	$364,981
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$101,578	$86,266
Accrued payroll	3,901	3,270
Accrued rebates and fees	247,514	231,756
Accrued expenses	60,037	66,414
Current portion of deferred consideration	398	407
Debt, current	80,783	83,262
Promissory notes	2,767	3,517
Purchased revenue liability, current	2,796	3,764
Current portion of operating lease liabilities	1,723	1,733
Other current liabilities	255	3,263
Total current liabilities	501,752	483,652
Long-term portion of deferred consideration	1,945	2,041
Debt, net of issuance costs	—	22,480
Purchased revenue liability, net of current portion	5,604	4,636
Derivative liabilities	25,541	50,599
Operating lease liabilities, net of current portion	12,686	13,151
Other long-term liabilities	177	174
Total liabilities	547,705	576,733
Commitments and contingencies (See Note 13)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized
Series A, 29,057,097 shares issued and outstanding as of each of March 31, 2026 and December 31, 2025	—	—
Series 1	—	1
Common stock, $0.0001 par value, 740,000,000 shares authorized; 8,491,267 shares issued and 7,033,004 shares outstanding as of March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	799,301	796,721
Accumulated other comprehensive income	(6,550)	(5,803)
Accumulated deficit	(965,056)	(921,786)
Treasury stock, at cost; 1,458,263 shares as of March 31, 2026 and December 31, 2025	(76,915)	(76,915)
Total stockholders’ deficit	(249,219)	(207,781)
Noncontrolling interests	(4,851)	(3,971)
Total Scilex Holding Company stockholders’ deficit	(254,070)	(211,752)
Total liabilities and stockholders’ deficit	$293,635	$364,981

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for net loss per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$8,613	$5,004
Net operating costs and expenses:
Cost of revenue	4,447	1,384
Research and development	3,210	2,456
Selling, general and administrative	31,033	28,060
Intangible amortization	2,092	1,002
Total net operating costs and expenses	40,782	32,902
Loss from operations	(32,169)	(27,898)
Other (income) expense, net:
Gain on warrant derivative liabilities	(25,709)	(10,409)
Loss on compound derivative of Scilex-St. James Loans	21,829	—
Change in fair value of debt and liability instruments	2,797	6,114
Other expense, net	3,779	2,481
(Gain) Loss on foreign currency exchange	279	(4)
Unrealized loss on digital assets, net	18,064	—
Unrealized loss on equity method investments carried at fair value, net	31,710	—
Realized (gain) on equity method investments carried at fair value, net	(42,338)	—
Realized loss on securities	3,071	—
Total other (income) expense, net	13,481	(1,818)
Loss before income taxes	(45,650)	(26,080)
Net loss	(45,650)	(26,080)
Net loss attributable to noncontrolling interests	(2,380)	—
Net loss attributable to common stockholders	$(43,270)	$(26,080)
Loss per share attributable to common stockholders — basic & diluted	$(6.28)	$(2.26)
Weighted average number of shares during the period — basic & diluted	6,891	11,565

Comprehensive loss:
Net loss attributable to common stockholders	$(43,270)	$(26,080)
Other comprehensive income:
Foreign currency translation adjustment	(747)	—
Total other comprehensive income	(747)	—
Comprehensive loss attributable to common stockholders	$(44,017)	$(26,080)

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Interest	Equity (Deficit)
Balance, December 31, 2025	34,057	$1	8,491	$1	$796,721	$(5,803)	$(921,786)	1,458	$(76,915)	$(3,971)	$(211,752)
Acquisition of controlling interest in Vivasor	—	—	—	—	—	—	—	—	—	1,500	1,500
Stock dividend declared in 2024, and canceled in February 2026	(5,000)	(1)	—	—	1	—	—	—	—	—	—
Vivasor - secondary purchase	—	—	—	—	(1,050)	—	—	—	—	—	(1,050)
Stock-based compensation	—	—	—	—	3,629	—	—	—	—	—	3,629
Other comprehensive income	—	—	—	—	—	(747)	—	—	—	—	(747)
Net loss	—	—	—	—	—	—	(43,270)	—	—	(2,380)	(45,650)
Balance, March 31, 2026	29,057	$—	8,491	$1	$799,301	$(6,550)	$(965,056)	1,458	$(76,915)	$(4,851)	$(254,070)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Income	Deficit	Shares	Amount	Equity (Deficit)
Balance, December 31, 2024	34,057	$1	6,952	$1	$454,614	$6,317	$(563,052)	1,716	$(90,522)	$(192,641)
Treasury Stock transferred to Tranche B Investors for Tranche B Notes deferral	—	—	—	—	(5,353)	—	—	(143)	7,535	2,182
Treasury Stock paid for Gloperba Ex-US License	—	—	—	—	(808)	—	—	(22)	1,174	366
Treasury Stock transferred to Oramed for the Oramed Note maturity extension	—	—	—	—	(3,523)	—	—	(93)	4,898	1,375
Stock-based compensation	—	—	—	—	3,314	—	—	—	—	3,314
Net loss	—	—	—	—	—	—	(26,080)	—	—	(26,080)
Balance, March 31, 2025	34,057	$1	6,952	$1	$448,244	$6,317	$(589,132)	1,458	$(76,915)	$(211,484)

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss including noncontrolling interest	$(45,650)	$(26,080)
Adjustments to reconcile net loss to net cash proceeds from operating activities:
Depreciation and amortization	2,869	1,003
Amortization of debt issuance costs and debt discount	1,028	—
Non-cash operating lease cost	643	176
Non-cash interest expense for deferred consideration	324	—
Stock-based compensation	3,629	3,314
Gain on derivative liability	(25,709)	(10,409)
Loss on compound derivative of Scilex-St. James Loans	21,829	—
Financing costs and allocated expense for financial instruments at fair value	—	4,057
In-process research and development expense	—	566
Realized loss on securities	3,071	—
Change in fair value of debt and liability instruments	2,797	6,114
Unrealized loss on digital assets	18,064	—
Unrealized loss on EMI	31,710	—
Realized (gain) loss on EMI	(42,338)	—
Allowances for expected credit losses	800	—
Non-cash revenue	(1,131)	—
Gain from property in kind dividend	(525)	—
Other	1,614	38
Changes in operating assets and liabilities:
Accounts receivables, net	4,597	15,823
Inventory	257	(584)
Prepaid expenses and other	614	129
Other long-term assets	(605)	—
Accounts payable	15,812	5,128
Accrued payroll	631	149
Accrued expenses	(7,805)	841
Accrued rebates and fees	15,758	5,912
Other liabilities	(3,394)	(170)
Other long-term liabilities	3	—
Net cash (used for) proceeds from operating activities	(1,107)	6,007
Investing activities
Cash paid for in-process research and development, net	—	(200)
Purchase of patent	(2,900)	—
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(150)	(150)
Payment made for PA OPS investment	(200)	—
Purchases of Bitcoin	(18,698)	—
Repayments on promissory note	(750)	—
Purchase of preferred shares of Vivasor	(299)	—
Issuance of convertible note receivable for Qscan	(20,000)	—
Sale of Datavault shares for cash, net	31,392	—
Payment made for Datavault Licenses	(500)	—
Sale of Marketable Securities	2,945	—
Purchase of convertible promissory note from Denali	—	(45)
Net cash used for investing activities	(9,160)	(395)
Financing activities
Repayment of Tranche B Note	(6,319)	—
Payments on purchased revenue liability	(794)	—
Payments for Vivasor debt	(745)	—
Acquisition of controlling interest in Vivasor	1,500	—
Repayment of Tranche B Notes principal and interest	—	(1,596)
Payments on purchased revenue liability	—	(797)
Transaction costs paid in connection with share repurchase	—	(396)
Excise tax paid in connection with share repurchase	—	(200)
Proceeds from issuance of St James Loan, net of issuance costs	15,502	—
Transaction costs paid related to Semnur Business Combination	—	(95)
Net cash provided by (used for) financing activities	9,144	(3,084)
Effect of exchange rate changes on cash	(481)	—
Net change in cash and cash equivalents	(1,604)	2,528
Cash and cash equivalents at beginning of period	4,955	3,272
Cash and cash equivalents at end of period	$3,351	$5,800

Non-cash investing and financing activities
Settlement of St James Loans for Datavault shares	$59,366	$—
Purchase of preferred shares	$750	$—
Prepayment related to Q Scan investment	$2,500	$—
Stock dividend declared in 2024, and canceled in February 2026	$1	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its consolidated subsidiaries, the “Company”) is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has eight subsidiaries, of which the following five are wholly owned: Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), SCLX DRE Holdings LLC, SCLX Stock Acquisition JV LLC (“SCLX JV”) and Scilex BVI Limited ("Scilex BVI"); and the following three subsidiaries are controlled by Scilex: Scilex Bio, Inc. (“Scilex Bio”), Semnur Pharmaceuticals, Inc. (“Semnur”) and Vivasor Holding Company (“Vivasor”). The business combination with Vivasor closed in December 2025. The business combination with Vickers (the “Scilex Business Combination”) closed in November 2022.

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

The Company is currently developing three product candidates, SP-102 (10 mg, dexamethasone sodium phosphate viscous gel), a novel, viscous gel formulation of a widely used corticosteroid for epidural injections to treat lumbosacral radicular pain, or sciatica, for which the Company initiated a second Phase 3 study (“SP-102” or “SEMDEXA”) in September 2025, SP-103 (lidocaine topical system) 5.4% (“SP-103”), a next-generation, triple-strength formulation of ZTlido, for the treatment of chronic neck pain and for which the Company completed a Phase 2 trial in acute low back pain (“LBP”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”), a novel low-dose delayed-release naltrexone hydrochloride being developed for the treatment of fibromyalgia, for which Phase 1 trials were completed. The Company has devoted substantially all of its efforts to the development of SP-102, SP-103 and SP-104, and the commercialization of ZTlido, ELYXYB and GLOPERBA.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company's financial position for the periods presented. The condensed consolidated financial statements include 100% of the accounts of the wholly owned and majority owned subsidiaries as well as a variable interest entity for which the Company is the primary beneficiary. The proportion of profit and loss and changes in equity allocated to the shareholders of the Company and the noncontrolling interests are determined on the basis of existing ownership interest. All intercompany balances and transactions have been eliminated.

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on April 10, 2026 (the “Annual Report on Form 10-K”). The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Reverse Stock Split

On April 3, 2025, the Board of Directors of the Company (the “Board”) approved a reverse stock split of the Common Stock at a ratio of 1-for-35 (the “Reverse Stock Split”), which was effected on April 15, 2025. As a result of the Reverse Stock Split, every 35 shares of pre-Reverse Stock Split Common Stock was combined into one share of post-Reverse Stock Split Common Stock, without any change in par value per share. No fractional shares were issued as a result of the Reverse Stock Split, as fractional shares of Common Stock were rounded down to the nearest whole share. Stockholders who would have otherwise received a fractional share of Common Stock pursuant to the Reverse Stock Split, received cash-in-lieu of the fractional share. All Common Stock amounts and references have been retroactively adjusted for all figures presented to reflect the Reverse Stock Split unless specifically stated otherwise. The Company also adjusted the amounts for shares of Common Stock reserved for issuance upon the exercise of outstanding warrants, outstanding stock options and shares reserved under the Company’s stock-based compensation plans, except for the outstanding Penny Warrants and Deposit Warrant (each as defined below), which do not contain antidilution provisions and therefore were not adjusted in connection with the Reverse Stock Split, to the extent they were outstanding at the time of the Reverse Stock Split. As a result, a deemed dividend of $43.8 million was recognized, representing the increase in value to Penny Warrant holders. The Company has an accumulated deficit, as a result, the deemed dividend was not recorded as a reduction in additional paid-in capital, resulting in a net impact of zero to additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet. The non-cash deemed dividend has been included as an increase to the net loss allocated to common shareholders, and thus, increases the net loss per share for both basic and diluted net loss per share.

Segments

Operating segments are identified as components of an entity where separate discrete financial information is available for evaluation by the chief operating decision maker (the “CODM”) in making decisions on how to allocate resources and assessing performance. The Company has determined that its CODM is its Chief Executive Officer. The Company is engaged primarily in the development of non-opioid products focused on pain management based on its platform technologies and all sales are based in the United States. Accordingly, the Company has determined that it operates its business as a single, reportable segment. The CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company based on consolidated results that are reported on the unaudited condensed consolidated statements of operations and comprehensive loss. The Company has also evaluated the significant segment expenses incurred by the single segment that are regularly provided to the CODM and concluded they are consistent with those reported on the unaudited condensed consolidated statements of operations and comprehensive loss and include cost of revenue, research and development, selling, general and administrative. The Company manages assets on a consolidated basis as reported on the unaudited condensed consolidated balance sheets. Accordingly, the unaudited condensed consolidated financial statements and accompanying notes contained herein include the measure of profit or loss, net revenue, categories of expenses, assets and other financial information that is evaluated by the CODM.

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

Customer and Supplier Concentration Risk

The Company had four customers during the three months ended March 31, 2026, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 95% of the Company’s revenue for the three months ended March 31, 2026, with each individually ranging from 13% to 28%. As of each of March 31, 2026 and 2025, these customers represented 86% and 89% of the Company’s outstanding accounts receivable, individually ranging between 6% and 31%, and 18% and 37% for respective periods. Additionally, during the three months ended March 31, 2026, the Company purchased ZTlido and ELYXYB inventories from its sole suppliers, Itochu Chemical Frontier Corporation (“Itochu”), Contract Pharmaceuticals Ltd. Canada (“CPL”) and Ferndale Laboratories, Inc. During the three months ended March 31, 2025, the Company purchased ZTlido, ELYXYB and Gloperba inventories from its sole suppliers, Itochu, CPL and Ferndale Laboratories, Inc. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the three months ended March 31, 2026 and 2025.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

Digital Assets

In September 2025, the Company adopted a cryptocurrency treasury strategy and began acquiring Bitcoin. The Company accounts for all digital assets held as crypto assets, a subset of indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. The Company has ownership of and control over the digital assets, which are held in custody accounts and are not considered cash equivalents. The digital assets are initially recorded at cost on a first-in, first-out basis and are subsequently remeasured on the condensed consolidated balance sheets at fair value at each reporting period.

The Company determines and records the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that the Company has determined is the principal market for such assets (Level 1 inputs). Realized and unrealized gains and losses are recorded to Other (income) expense, net in the condensed consolidated statement of operations and comprehensive loss.

Noncontrolling Interests

The Company consolidates entities in which it has a controlling financial interest, including variable interest entities (VIEs) where it is the primary beneficiary. Noncontrolling interests represent the portion of equity in consolidated subsidiaries not attributable to the Company and are presented separately in the condensed consolidated balance sheets and statements of operations and comprehensive loss. Profit or loss and changes in equity attributable to noncontrolling interests are allocated based on ownership percentages as well as the preferential rights and obligations associated with the respective equity class of noncontrolling interests.

Datavault Investment

As of March 31, 2026, the Company holds approximately 21% of Datavault’s outstanding voting shares and has the ability to nominate two out of nine board seats. As such, the Company believes it is able to exercise significant influence over Datavault, and thus, accounts for its investment in Datavault under the equity method in accordance with Accounting Standards Codification (“ASC”) 323, Investments - Equity Method and Joint Ventures.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, prepaid and other current assets, accounts payable and accrued expenses approximate to their fair value due to the short-term nature of these instruments. Equity method investments and digital assets are also recorded at fair value in our unaudited condensed consolidated balance sheets.

The valuation of the derivative warrant liability for the Private Warrants, the February 2024 BDO Firm Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants, the Exchange Warrants, the September 2025 Warrants, the November 2025 Warrants and the February 2026 Warrants (each as defined below) is outlined in Note 5, utilizing the Black-Scholes option pricing model. The Company has chosen the fair value option for the Oramed Note, FSF Deposit and Tranche B Notes (each as defined below), with the valuation methodologies detailed in Note 8. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value. Cash equivalents were immaterial as of March 31, 2026 and December 31, 2025.

The Company considers marketable securities as current investments if the maturity date is less than or equal to one year from the balance sheet date. The Company considers marketable securities as non-current investments if the maturity date is in excess of one year from the balance sheet date.

Accounts Receivable, Net

Accounts receivable are presented net of allowances for expected credit losses and prompt payment discounts. Accounts receivable consists of trade receivables from product sales to customers, which are generally unsecured. Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for expected credit losses within accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for expected credit losses. As of March 31, 2026 and December 31, 2025, allowances for credit losses on accounts receivable were nil. As of March 31, 2026 and December 31, 2025, allowances for prompt payment discounts were $0.3 million and $0.4 million, respectively.

Inventory

The Company determines inventory cost on a first-in, first-out basis, with the exception of Vivasor which determines inventory cost using the average cost method. The Company reduces the carrying value of inventories to a lower of cost or net realizable value for those items that are potentially excess, obsolete or slow- moving. The Company reserves for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and expiration dates for on-hand inventory. Inventory costs resulting from these adjustments are recognized as cost of sales in the period in which they are incurred. When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, the Company capitalizes pre-launch inventory costs prior to regulatory approval. As of March 31, 2026 and 2025, the Company’s inventory was composed of equal parts of raw material and finished goods.

Acquisitions

The Company accounts for business combinations using the acquisition method of accounting, which requires that assets acquired, including in-process research and development (“IPR&D”) projects and liabilities assumed be recorded at their fair values as of the acquisition date on the Company`s condensed consolidated balance sheets. Any excess of purchase price over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires the Company to make significant estimates and assumptions. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.

When the Company determines net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded and contingent consideration such as payments upon achievement of various developmental, regulatory and commercial milestones generally is not recognized at the acquisition date. In an asset acquisition, up-front payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are charged to expense in the Company`s condensed consolidated statements of operations and comprehensive loss unless there is an alternative future use.

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

Goodwill and Other Long-Lived Assets

Goodwill, which has an indefinite life, represents the excess cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if events occur indicating the potential for impairment. The Company has two reporting units, Scilex and Vivasor, for goodwill assessment purposes. During its goodwill impairment review, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance of the Company. If, after assessing the totality of these qualitative factors, the

Company determines that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company performs a quantitative goodwill impairment test. The Company may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative goodwill impairment test.

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

Contingent Consideration

The fair value of contingent consideration liabilities assumed in business combinations is recorded as part of the purchase price consideration of the acquisition, and is determined using a discounted cash flow model or Monte Carlo simulation model. The significant inputs of such models are not observable in the market, such as certain financial metric growth rates, volatility rates, projections associated with applicable milestones, discount rates and the related probabilities and payment structure in the contingent consideration arrangement. Fair value adjustments to contingent consideration liabilities are recorded through operating expenses in the condensed consolidated statements of operations and comprehensive loss. Other than contingent consideration that is accounted for in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, and Topic 815, Derivatives and Hedging, contingent consideration arrangements assumed in an asset acquisition will be measured and accrued when such contingency is resolved.

Warrants

In accordance with ASC Subtopic No. 815-40, Contracts on an Entity’s Own Equity, the Company determines how to account for warrants either assumed in business combinations or issued under various financing arrangements. Warrants classified as equity are recorded at their issuance cost and are not subject to remeasurement at each subsequent balance sheet date. The Company records them in additional paid-in capital in the Company’s consolidated balance sheets. Warrants accounted for as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in the consolidated statement of operations. The Company estimates the value of these warrants using a Black-Scholes option pricing formula.

Debt

The Company may enter into financing arrangements, the terms of which involve significant assumptions and estimates. This involves estimating future net product sales, determining interest expense, determining the amortization period of the debt discount, as well as determining the classification between current and long-term portions.

Debt assumed in connection with the Vivasor Business Combination (as defined below) was recorded at fair value at the acquisition date. Subsequent to initial recognition, such debt is carried at amortized cost, with any difference between fair value and contractual amounts accreted or amortized to interest expense over the remaining term of the instrument using the effective interest method.

The Oramed Note, FSF Deposit and Tranche B Notes

The Company has elected the fair value option to account for the FSF Deposit and the Tranche B Notes (each as defined in Note 2 “Liquidity and Going Concern” below) and the Oramed Note (as defined in Note 5 “Fair Value Measurements” below) that were issued in June 2024, October 2024 and September 2023, respectively, as discussed further in Note 8. The Company recorded these financial instruments at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to these financial instruments were expensed as incurred. The weighted-average interest rates for the short-term loans, including these financial instruments, were 10.60% and 12.35%. for the period ended March 31, 2026 and December 31, 2025, respectively.

Scilex-St. James Loans

The Company accounted for Scilex-St. James Loans (as defined below) using amortized cost model. Transaction fees paid to the lender are treated as debt discounts which are recorded as reduction to the principal of the loans. The debt discounts are amortized over the contractual term of the loan, using the effective interest method, and recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss.

Purchased Revenue Liability

The purchased revenue liability is associated with the Purchase and Sale Agreement that the Company entered into in October 2024 with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed (the “ZTlido Royalty Purchase Agreement”) and the Purchase and Sale Agreement that the Company entered into in February 2025 with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed (the “Gloperba-Elyxyb Royalty Purchase Agreement”, and together with the ZTlido Royalty Purchase Agreement, the “Royalty Purchase Agreements”) (Note 8). The Company elected the fair value option to account for the purchased revenue liability (as described in Note 5 “Fair Value Measurements” below). The Company recorded the Royalty Purchase Agreements at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value.

As a result of applying the fair value option, direct costs and fees related to the purchased revenue liability were expensed as incurred.

Derivative Liabilities

Derivative liabilities are recorded on the Company’s unaudited condensed consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are exercised or expire, with changes in the fair value between reporting periods recorded as other income or expense.

Revenue Recognition

The Company’s revenue is primarily generated from product sales within the United States. The Company does not incur significant direct costs to obtain contracts with its customers.

Revenue from product sales is comprised of sales of ZTlido, ELYXYB and GLOPERBA. The Company’s performance obligation with respect to sales of ZTlido, ELYXYB and GLOPERBA is satisfied at a point-in-time, when control is transferred upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the product, physical possession of the product has been transferred to the customer, the customer has significant risks and rewards of ownership of the product, and the Company has a present right to payment at that time. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of March 31, 2026 and 2025 was not material.

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

Rebates and Chargebacks

Rebates are discounts which the Company pays under either government or private health care programs. Government rebate programs include state Medicaid drug rebate programs, the Medicare coverage gap discount programs and the Tricare programs. Commercial rebate and fee programs relate to contractual agreements with commercial healthcare providers, under which the Company pays rebates and fees for access to and position on that provider’s patient drug formulary. Rebates and chargebacks paid under government programs are generally mandated under law, whereas private rebates and fees are generally contractually negotiated by the Company with commercial healthcare providers. Both types of rebates vary over time. The Company records a reduction to gross product sales at the time the customer takes title to the product based on estimates of expected rebate claims. The Company monitors the sales trends and adjusts for these rebates on a regular basis to reflect the most recent rebate experience and contractual obligations. Reserves for rebates and chargebacks are separately presented as accrued rebates and fees under current liabilities within the Company’s condensed consolidated balance sheets.

Prompt Payment Discounts

The Company provides its customers with prompt payment discounts which may result in adjustments to the price that is invoiced for the product transferred, in the case that payments are made within a defined period. The prompt payment discount reserve is based on actual gross sales and contractual discount rates. Reserves for prompt payment discounts are included in accounts receivable, net on the condensed consolidated balance sheets.

Service Fees

The Company compensates its customer and others in the distribution chain for wholesaler and distribution services. The Company has determined such services received to date are not distinct from the Company’s sale of products to the customer and, therefore, these payments have been recorded as a reduction of revenue. Service fees are presented as accrued rebates and fees under current liabilities within the Company’s condensed consolidated balance sheets.

Product Returns

The Company is obligated to accept the return of products sold that are expiring within six months, damaged or do not meet certain specifications. The Company may authorize the return of products sold in accordance with the term of its sales contracts, and estimates allowances for such amounts at the time of sale. The Company estimates the amount of its product sales that may be returned by its customer and records this estimate as a reduction of revenue in the period the related product revenue is recognized. Product returns are presented as accrued rebates and fees under current liabilities within the Company’s condensed consolidated balance sheets.

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

Co-Payment Assistance

Patients who have commercial insurance or pay cash and meet certain eligibility requirements may receive co-payment assistance. The Company accrues for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators. Co-payment assistance is presented as accrued rebates and fees under current liabilities within the Company’s condensed consolidated balance sheets.

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

Related Party Transactions

iLeukon Intellectual Property License Agreement

iLeukon Therapeutics, Inc. ("iLeukon") is considered a related party of the Company due to certain overlapping roles between officers and directors of the Company and iLeukon. Henry Ji, the Executive Chairperson of the Board of Directors of the Company, also serves as Chairman of the Board of Directors of iLeukon. Additionally, Xiao Xu, the

Chief Executive Officer of ACEA Therapeutics, Inc. ("ACEA"), a consolidated subsidiary of Vivaso, itself a consolidated subsidiary of the Company, serves as Co-Chair of the Board of Directors of iLeukon.

In December 2024, Vivasor entered into an Intellectual Property License Agreement with iLeukon pursuant to which Vivasor agreed to license certain patents to iLeukon in exchange for 400,000 shares of iLeukon common stock, representing approximately 2% of iLeukon's outstanding equity, for an aggregate value of approximately $1.1 million, and a $1.0 million payment contingent upon the closing of a future Series A financing. The licensed intellectual property was not transferred and the shares were not issued until the three months ended March 31, 2026. The Company recognized approximately $1.1 million of revenue in connection with this transaction during the three months ended March 31, 2026. As of March 31, 2026, the carrying value of the Company's investment in iLeukon was approximately $1.1 million. For further discussion of the accounting for this investment, refer to Note 6.

EOS Technology Holdings Patent Agreement

On January 11, 2026 (“Effective Date”), the Company entered into the Agreement with EOS. Under the Agreement, EOS sold the Company a single patent which comprised a remote medication delivery system (i.e. “Purchased Assets”, “Purchased Asset”, “Intellectual Property” or “IP”). The patented technology covers a system and method for routing medication from a dispensary to a patient's location via a determined route, including a pneumatic delivery system connecting residences or facilities to a dispensary, a secured lockbox for delivery, and biometric user authentication (e.g., fingerprint/retina scan) before medication is released. Additionally, it encompasses real-time patient monitoring via wearables, cameras, and sensors to trigger medication delivery on an as needed basis (Note 4). Datavault Chief Executive Officer also serve as EOS Chief Executive Officer. The Company's ownership of Datavault Common Stock was approximately 21% and does not have any other existing agreements with EOS. EOS is considered a related party of the Company for the purposes of ASC 850, Related Party Disclosures and Item 404 of Regulation S-K.

Vivasor Secondary Stock Purchase

During January 2026, the Company purchased a total of 355,919 shares of Vivasor Series A-2 Preferred Stock for total cash consideration of $1,050,000 from two existing shareholders of Vivasor, Jaisim Shah and Three I Fund. Pursuant to the Share Transfer Agreement dated January 20, 2026 the Company purchased a total of 254,228 shares from Mr. Shah for a total amount of $0.8 million. Mr. Shah, is the former Chief Executive Officer and President of the Company, who resigned on August 16, 2025 and also the former Chief Executive Officer of Semnur, a subsidiary of the Company (see Note 3), he resigned on March 13, 2026, and currently serves as a consultant of the Company. Mr. Shah is considered a related party of the Company for the purposes of ASC 850, Related Party Disclosures and Item 404 of Regulation S-K.

Consulting Agreement — ACEA Therapeutics, Inc.

ACEA Therapeutics, Inc. (“ACEA Therapeutics”), a subsidiary of Vivasor, is a biopharmaceutical company in which Henry Ji, Ph.D., the Executive Chairperson of the Board of Directors of the Company and Executive Chairperson of the Board of Directors of Vivasor, holds a greater than 50% ownership interest. As a result of Dr. Ji’s position as Executive Chairperson of the Company and his greater than 50% ownership interest in ACEA Therapeutics, ACEA Therapeutics is considered a related party of the Company for purposes of ASC 850, Related Party Disclosures, and Item 404 of Regulation S-K.

In the three months ended March 31, 2025, the Company engaged ACEA Therapeutics to provide regulatory strategy consulting services in seeking regulatory approval in the People’s Republic of China. The consulting services provided by ACEA Therapeutics included advisory support with respect to the regulatory processes, submissions, and related strategic guidance required for the Company’s product candidates under the National Medical Products Administration (“NMPA”) and other applicable Chinese regulatory authorities. During the three months ended March 31, 2025, the Company paid $0.7 million in consulting fees to ACEA Therapeutics under this arrangement. Upon the Vivasor Business Combination (See Note 3 below), any transactions between ACEA Therapeutics, Inc. and the Company were eliminated upon consolidation.

Quantum Scan Holdings, Inc.

In January 2026, the Company entered into certain transactions with Quantum Scan Holdings, Inc. (“QScan”), a medical technology company focused on preventive diagnostics. Stephen Ma, the Company's Chief Financial Officer and a member of its Board of Directors, has served as QScan's interim Chief Financial Officer since January 16, 2026, establishing QScan as a related party. See Note 6 for further details.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which will require additional expense disclosures for all public entities. The amendments require that at each interim and annual reporting period, an entity will disclose certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning with the fiscal year ending December 31, 2027, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the incremental disclosures that will be required in its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company assessed the provisions of this ASU and concluded this ASU does not have a material impact on its condensed consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company assessed the provisions of this ASU and concluded this ASU does not have a material impact on its condensed consolidated financial statements.

In January 2026, the FASB issued ASU 2026‑01, Equity (Topic 505)—Initial Measurement of Paid‑in‑Kind Dividends on Equity‑Classified Preferred Stock. The amendments clarify the initial measurement of paid‑in‑kind dividends on equity‑classified preferred stock to reduce diversity in practice and improve consistency in financial reporting. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied on a prospective basis. The Company is currently evaluating the amendments and the effect on its future consolidated financial statements.

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

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by the Company effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, the Company was able to offer and sell (the “Offering”) shares of Common Stock up to $170.0 million (the “ATM Shares”), through or to the Sales Agents as part of the Offering. The Company had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers thereunder at any time. As of March 31, 2026 and March 31, 2025, no sales of Common Stock had been made under the ATM Sales Agreement.

On June 11, 2024, the Company entered into that certain Commitment Side Letter (the “Commitment Letter”) with FSF 33433 LLC (“FSF Lender”), pursuant to which FSF Lender committed to provide the Company a loan (the “FSF Loan”) in the aggregate amount of $100.0 million (the “Commitment Amount”). The Commitment Amount shall be payable as follows: (i) $85.0 million no later than the date that is 70 days following the date on which the Company receives the FSF Deposit (as defined below) (the “Outside Date” and the funding of the initial $85.0 million, the “Initial Commitment Closing”) and (ii) the remaining $15.0 million within 60 days following the Initial Closing (the funding of the second $15.0 million, the “Second Closing”). Pursuant to the Commitment Letter, FSF Lender was required to provide the Company a non-refundable deposit in immediately available funds in the aggregate principal amount of $10.0 million (the “FSF Deposit” and the date on which such funds are fully received, the “Deposit Date”), which amount will be creditable towards the $85.0 million required to be funded by FSF Lender at the Initial Commitment Closing. The Company received the FSF Deposit on June 18, 2024 and issued to FSF Lender a warrant to purchase up to an aggregate of 3,250,000 shares of the Common Stock (subject to adjustment for stock dividends, stock splits or similar transactions, provided that there shall not be any adjustments to the exercise price of the warrant in the event the Company combines (by combination, reverse stock split or otherwise) the Common Stock into a smaller number of shares (the “Deposit Warrant”), with an exercise price of $1.20 per share. The exercise price and number of shares of Common Stock issuable upon the exercise of the Deposit Warrant may be subject to certain adjustments in the event of any stock dividend, stock split, recapitalization, reorganization or similar transaction, as described in the Deposit Warrant. The Deposit Warrant is immediately exercisable and will expire five years from the date of issuance. In November 2024, the Company fully satisfied the obligations in respect of the Commitment Letter in respect of the FSF Deposit.

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

On December 1, 2025, the Company entered into a Non-Recourse Loan and Securities Pledge Agreement (the “Scilex-St. James Loan Agreement”) with St. James Bank & Trust Company Ltd., a corporation existing under the laws of the Bahamas (“St. James” or the “Lender”), pursuant to which the Lender agreed to loan the Company an aggregate principal amount of up to $50.0 million in one or more tranches (the “Scilex-St. James Loans”). The timing and amount of any particular tranche of the Scilex-St. James Loans shall be determined at the sole discretion of the Lender and the Lender shall notify the Company in advance of its intention to fund a particular tranche. The Scilex-St. James Loans are non-recourse loans, which are collateralized by the shares of Datavault Common Stock held by the Company, wherein St. James will act as the custodian over these collateralized shares.

On December 8, 2025, the Company and St. James executed an amendment to the Scilex-St. James Loan Agreement (the “Scilex-St. James Loan Amendment”). The Scilex-St. James Loan Amendment, among other things, increased the maximum amount that may be borrowed under the Scilex-St. James Loan Agreement from $50.0 million to $100.0 million, and increased the number of shares of Datavault Common Stock collateralizing the Scilex-St. James Loans to 85,838,800 shares (see Note 8).

On March 11, 2026, the Company filed a complaint in the United States District Court for the Central District of California against the Lender, certain related parties of the Lender, and The Bank of New York Mellon Corporation (“BNY”). As of that date, the Company had pledged approximately 85.8 million shares of Datavault Common Stock as collateral, which, according to the complaint, were contractually prohibited from being sold absent specified conditions. The Company alleges that the Lender made an unauthorized transfer and sale of the pledged shares through its brokerage accounts, in violation of the terms of the Scilex-St. James Loan Agreement, and further alleges that BNY facilitated the opening and administration of the accounts used in the alleged transactions. The Company is seeking recovery of the pledged shares, compensatory damages in excess of $100 million, punitive damages, disgorgement of profits, and other equitable relief. As of the date of this assessment, the matter remains in the early procedural stages, and no rulings have been issued.

Furthermore, on March 16, 2026 the Lender issued a formal letter to the Company addressing the following matters:

•
Earlier share price defaults which occurred in December 2025 and January 2026 were cured by the Company on a timely basis.
•
On February 3, 2026, the Lender agreed to forbear from enforcing any events of default arising from a share price default and decreased trading volumes for the period from February 3, 2026 through February 27, 2026.
•
On March 2, 2026, the unit share price of the Datavault Common Stock declined to $0.68, and the Company did not take steps to cure the resulting share price default. The Lender further noted that additional share price defaults occurred subsequent to March 2, 2026.
•
The Lender also noted that additional events of default related to decreased trading volumes occurred as of March 2, 2026, which the Company did not attempt to cure.
•
The Lender asserted that the complaint filed by the Company on March 11, 2026 constituted an additional event of default, and, as a result, the Lender stated that the Scilex-St. James Loan Agreement was terminated effective March 16, 2026 (“Loan Termination Date”). The Lender further stated that neither party had any remaining obligations under the Scilex-St. James Loan Agreement.

As of the Loan Termination Date, the Company had pledged a total of 85,665,102 shares of Datavault Common Stock as collateral, which were then transferred and sold by the Lender without authorization from the Company through brokerage accounts of the Lender, as described above. Because the Company no longer has control over these shares, they should be derecognized from the balance sheet. Therefore, in substance, the exchangeable debts were settled by forfeiture of the pledged shares. As the shares of Datavault Common Stock are being carried at fair value under ASC 323, upon the derecognition date (i.e. the Loan Termination Date), the shares should be revalued to their then current fair market value with changes in fair value recognized in unrealized gains and losses on equity investments and no further gain or loss should be recognized when shares are considered “disposed”.

As of March 16, 2026, the Loan Termination Date, the Company accounted for its investment in Datavault under the equity method of accounting and had elected the fair value option. In connection with the derecognition of 85,665,102 shares of Datavault Common Stock, the Company evaluated whether the equity method remained appropriate. Following such derecognition, the Company continues to own approximately 21% of Datavault’s outstanding shares and retains the right to appoint two members to Datavault’s board of directors. Based on these factors, the Company determined the equity method of accounting remains appropriate as of March 31, 2026.

As of March 31, 2026, the Company’s negative working capital was $459.8 million, including cash and cash equivalents of approximately $3.4 million. During the three months ended March 31, 2026, the Company had operating losses of $32.2 million and cash flows received from operating activities of $1.1 million. The Company had an accumulated deficit of $965.1 million as of March 31, 2026.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of March 31, 2026 and December 31, 2025, the contingent consideration associated with the Development Milestone Payment was $0.2 million, recorded in Other long-term liabilities.

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

As of each of March 31, 2026 and December 31, 2025, the Company had ending balances of accrued royalty payables of $0.1 million and $0.2 million. During the three months ended March 31, 2026, the Company made royalty payments in the amount of nil. The Company made royalty payments in the amount of $0.1 million during the three months ended March 31, 2025. As of March 31, 2026, a regulatory milestone payment of $0.1 million had been accrued.

Semnur Business Combination Agreement and Sponsor Interest Purchase Agreement

On August 30, 2024, Semnur entered into an agreement and plan of merger (as may be amended or restated from time to time in accordance with its terms, including by Amendment No. 1 thereto, dated as of April 16, 2025 (“Amendment No.1”), the “Semnur Business Combination Agreement”) with Denali and Denali Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Denali (“Denali Merger Sub”). On July 22, 2025, Semnur entered into Amendment No. 2 to the Semnur Business Combination Agreement with Denali and Denali Merger Sub (“Amendment No. 2”). See below for the additional discussion of Amendment No. 2.

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

Vivasor Business Combination

On December 5, 2025 (the “Vivasor Transaction Date”), the Company entered into a Share Transfer Agreement with EAR SPV LLC, a Delaware corporation (“EAR SPV”), and Vivasor, a privately held biotechnology company, pursuant to which, among other things, EAR SPV agreed to sell, and the Company agreed to buy, all 6,101,468 shares of Vivasor’s Series A-1 Preferred Stock, par value $0.00001 per share, held by EAR SPV, for an aggregate purchase price of $9.0 million (“Vivasor Business Combination”).

During January 2026, the Company purchased a total of 355,919 shares of Vivasor Series A-2 Preferred Stock for total cash consideration of $1.05 million from two existing shareholders of Vivasor pursuant to two separate share transfer agreements: the Share Transfer Agreement dated January 20, 2026 for 254,228 shares for a total of $0.8 million and the Three I Fund Agreement, dated January 13, 2026 for 101,691 shares for a total of $0.3 million (collectively, the “Vivasor Secondary Purchase Agreements”).

The Vivasor Secondary Purchase Agreements did not involve the issuance of new equity by Vivasor; rather, it represents a transfer of existing equity interests between the Company (the controlling interest) and a noncontrolling shareholder. The purpose for the transactions was to consolidate ownership of Vivasor and to increase the Company's equity interest in Vivasor. Both sellers were original investors in Vivasor’s Series A-2 Preferred Stock. Both sellers purchased their Series A-2 Preferred Stock at the original issue price of approximately $1.97 per share.

Vivasor was involved in facilitating each Vivasor Secondary Purchase Agreement, including by consenting to the transfer, waiving applicable rights of first refusal and other transfer restrictions in Vivasor’s governing documents, providing access to information about Vivasor to the Company in its capacity as purchaser, and executing the transaction documents through Vivasor management.

The Company evaluated Vivasor under the VIE model in accordance with ASC 810 and concluded that Vivasor is a VIE because it lacked sufficient equity at risk to finance its activities without additional subordinated support. Due to the Company’s power to direct key activities through its eligible majority board representation and its significant economic exposure through its 32.6% equity interest, it was determined that the Company was the primary beneficiary of Vivasor. As a result, the Company consolidated Vivasor as of the Vivasor Transaction Date. The Company will reassess its primary beneficiary status and VIE conclusion for Vivasor upon the occurrence of any reconsideration events.

The Company accounted for the transaction as a business combination using the acquisition method of accounting in accordance with ASC 805. The identifiable assets acquired and liabilities assumed of Vivasor were recorded at their estimated fair values as of the Vivasor Transaction Date. Any excess of the purchase consideration over the fair value of net identifiable assets acquired was recorded as goodwill. Acquisition-related expenses were not material as of December 31, 2025.

The purchase price allocation is preliminary and subject to adjustment. As the Company continues to evaluate the fair value of assets acquired, including in-process research and development (“IPR&D”), fair value of inventory and receivables, adjustments may result in a reallocation between goodwill and identified tangible and intangible assets. Any such measurement period adjustments will be recorded in accordance with ASC 805, with corresponding offsets to goodwill, and will be finalized no later than one year from the acquisition date. The preliminary allocation of the Vivasor Business Combination purchase consideration to the estimated fair value of the net assets acquired and liabilities assumed at the Vivasor Transaction Date was $45.1 million asset acquired and $47.1 million liabilities assumed.

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

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is comprised of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. For each of the three months ended March 31, 2026 and 2025, the Company made royalty payments in the amount of $0.2 million. No contingent consideration was recognized as a liability or included in the fair value of the assets as of March 31, 2026 or December 31, 2025.

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

ZTlido Rest of World License Agreement

On February 22, 2025 (the “Lido Effective Date”), Scilex Pharma entered into a License Agreement (the “Lido License Agreement”) with RoyaltyVest Ltd. (the “Licensee”) with respect to services, compositions, products, dosages and formulations comprising lidocaine that have been or are later developed by or on behalf of Scilex Pharma, including the product and any future product defined as a “Product” under Scilex Pharma’s existing (i) Product Development Agreement, dated as of May 11, 2011, with Oishi Koseido Co., Ltd. (“Oishi”) and Itochu, as amended, and (ii) the associated Commercial Supply Agreement, dated February 16, 2017, (the “Commercial Supply Agreement”) by and among Scilex Pharma, Oishi and Itochu, as amended, which include (a) ZTlido (lidocaine topical system) 1.8%, including the composition of matter with the NDC 69557-111-30 and (b) SP-103 (collectively, the “Lido Product”). The Lido License Agreement supersedes and replaces that certain Rest of World License Term Sheet the parties entered into on October 8, 2024.

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

The Company has not recognized any sales relating to the Licensed Product. Accordingly, the Company has not recognized any additional liabilities under the Datavault License Agreement, other than the $10.0 million license fee, which $9.5 million remains payable as of March 31, 2026.

Vivasor-Datavault License Agreement

On December 20, 2025, Vivasor, Inc. entered into a license agreement with Datavault (the “Vivasor-Datavault License Agreement”).

Pursuant to the Vivasor-Datavault License Agreement, Datavault granted the Company a worldwide, exclusive, non-transferable license, with the right to sublicense, under certain patents and know-how to, among other things, research, develop, make, have made, use, sell, have sold, offer for sale, import, export, market, promote, commercialize and distribute products incorporating the licensed technology (the “Vivasor Licensed Product”) within the Vivasor Target Market (as defined below).

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

The Company has not recognized any sales relating to the Vivasor Licensed Product. Accordingly, the Company has not recognized any liabilities under the Vivasor-Datavault License Agreement, other than the $20.0 million license fee, all of which remains payable as of March 31, 2026.

EOS Technology Holdings Patent Agreement

On January 11, 2026, the Company entered into a Patent Agreement (the “EOS Patent Agreement”) with EOS Technology Holdings, Inc. (“EOS”). Under the Patent Agreement, EOS sold the Company a single patent which comprised a remote medication delivery system (the “Purchased Assets”). The patented technology covers a system and method for routing medication from a dispensary to a patient's location via a determined route, including a pneumatic delivery system connecting residences or facilities to a dispensary, a secured lockbox for delivery, and biometric user authentication (e.g., fingerprint/retina scan) before medication is released. Additionally, it encompasses real-time patient monitoring via wearables, cameras, and sensors to trigger medication delivery on an as needed basis.

The Company is currently evaluating potential monetization strategies for the Purchased Assets, including allocation of resources, and anticipates deploying the technology within 12 to 24 months following the purchase date.

In exchange for the Purchased Assets, the Company agreed to pay $2.9 million to EOS and to pay EOS quarterly royalty payments. The royalty fee assessed is 3% on all net sales generated from the use of the Purchased Assets by the Company. Royalties are payable quarterly within 30 days following the end of each calendar quarter. As of March 31, 2026 the Company has not recognized any sales relating to the Purchased Assets. The purchase price of $2.9 million was fully paid upon execution of the EOS Patent Agreement.

5. Fair Value Measurements

The following table presents the Company’s financial liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	March 31, 2026
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity method investment, at fair value	$79,098	$79,098	$—	$—
Marketable securities	10	10	—	—
Datavault warrants	420	—	—	420
Digital assets	65,345	65,345	—	—
Total assets	$144,873	$144,453	$—	$420
Liabilities
Oramed Note	$28,862	$—	$—	$28,862
Tranche B Notes	12,010	—	—	12,010
Purchased revenue liability	8,400	—	—	8,400
Derivative liabilities	25,541	—	—	25,541
Contingent consideration liability	5	5	—	—
Other long-term liabilities	177	—	—	177
Total liabilities	$74,995	$5	$—	$74,990

	December 31, 2025
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity method investment, at fair value	$159,403	$159,403	$—	$—
Marketable securities	6,026	6,026	—	—
Digital assets	64,711	64,711	—	—
Total assets	$230,140	$230,140	$—	$—
Liabilities
Oramed Note	$27,688	$—	$—	$27,688
Tranche B Notes	17,500	—	—	17,500
Purchased revenue liability	8,400	—	—	8,400
Derivative liabilities	50,599	—	—	50,599
Contingent consideration liability	3,013	3,013	—	—
Other long-term liabilities	174	—	—	174
Total liabilities measured at fair value	$107,374	$3,013	$—	$104,361

Datavault Meme Coin and Warrant Distributions

During the three months ended March 31, 2026, Datavault declared and made three in-kind distributions of meme coins, one of which included a concurrent warrant distribution to certain of its record equity holders. The Company, as a record holder of Datavault Common Stock, became entitled to participate in each such distribution on the applicable record date. As of March 31, 2026, the actual quantity of meme coins received by the Company in its Datavault wallet on February 27, 2026 has been confirmed at 2,643,441 tokens. The actual quantity of warrants received on February 27, 2026 has been confirmed at 2,643,441 warrants (each exercisable for one share of Datavault Common Stock at an exercise price of $5.00). The warrants were calculated to have a fair value of approximately $0.5 million at inception and $0.4 million at March 31, 2026 using a Black Scholes model. As of March 31, 2026, the aggregate Level 3 fair value of the meme coins received was immaterial based on a derived unit value of approximately $0.000084 per meme coin. The Company recorded the fair value of the warrants in Other long-term assets in the accompanying unaudited condensed consolidated balance sheet.

Equity method investment

As described in Note 1 above and Note 6 below, upon the additional closing under the Datavault SPA, the Company accounted for the investment in Datavault Common Stock in accordance with the equity method. The Company determines the fair value of its Datavault investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value.

Digital assets

As of March 31, 2026, the Company determines the fair value of its digital asset investment by taking the averages of publicly available price of Bitcoin on multiple platform as of the balance sheet date multiplied by the number of Bitcoin the Company holds. There are no non-observable inputs in determining the fair value.

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed in the principal amount of $101.9 million (the “Oramed Note”) (see Note 8). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of March 31, 2026 and December 31, 2025 was determined to be $28.9 million and $27.7 million, respectively, by applying a discount rate of 24.00% and 21.00%, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded a loss of $1.2 million and $2.8 million in change in fair value of the Oramed Note in the unaudited condensed consolidated statements of operations, respectively. For the three months ended March 31, 2026 and 2025, the change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was nil.

Tranche B Notes

In October 2024, the Company entered into the Tranche B Securities Purchase Agreement to issue and sell the Tranche B Notes in the principal amount of $50.0 million (see Note 8). The Company elected the fair value option to account for the Tranche B Notes with any changes in the fair value of such notes recorded in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Tranche B Notes are measured at fair value on a recurring basis using Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the Tranche B Notes. The fair value as of March 31, 2026 and December 31, 2025 was determined to be $12.0 million and $17.5 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded a loss of $0.8 million and $2.5 million, respectively, in change in fair value of the Tranche B Notes in the unaudited condensed consolidated statement of operations. The change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income in the unaudited condensed consolidated statements of operations was nil for each of the three months ended March 31, 2026 and 2025.

Purchased Revenue Liability

In October 2024, the Company entered into the ZTlido Royalty Purchase Agreement with the ZTlido Royalty Investors and Oramed (see Note 8). In February 2025, the Company also entered into the Gloperba-Elyxyb Royalty Purchase Agreement with the Gloperba-Elyxyb Royalty Investors and Oramed (see Note 8). The Company elected the fair value option for the purchased revenue liability with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a Scenario-Based Method valuation technique to measure the fair value of the purchased revenue liability. As of each of March 31, 2026 and December 31, 2025, the aggregate fair value of both agreements was determined to be $8.4 million. For the three months ended March 31, 2026, the Company recorded a loss of $0.8 million in change in fair value of the purchased revenue liability in the unaudited condensed consolidated statement of operations.

Derivative Liabilities

As of March 31, 2026, the following warrants to purchase Common Stock that are included in derivative liabilities were outstanding:

•
1,000,000 Private Warrants, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock,
•
3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock,
•
470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of Common Stock,
•
3,250,000 Deposit Warrant, which are currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock,
•
3,750,000 October 2024 Noteholder Warrants, which are currently exercisable for an aggregate of up to 107,142 shares of Common Stock,
•
18,809,454 December 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 537,298 shares of Common Stock,
•
500,000 Exchange Warrants, which are currently exercisable for 500,000 shares of Common Stock,
•
275,000 September 2025 Warrants, which are currently exercisable for 275,000 shares of Common Stock,
•
1,356,594 November 2025 Warrants, which are currently exercisable for 1,356,594 shares of Common Stock, and
•
100,000 February 2026 Warrants, which are currently exercisable for 100,000 shares of Common Stock.

As of March 31, 2026, the fair value of derivative warrant liabilities related to these warrants was $25.5 million.

The Company recorded a gain of $25.7 million for the three months ended March 31, 2026, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, Deposit Warrant, the October 2024 Noteholder Warrants, December 2024 RDO Common Warrants, the Exchange Warrants, the September 2025 Warrants, the November 2025 Warrants and the February 2026 Warrants. The Company recorded a gain of $10.4 million for the three months ended March 31, 2025, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants and the April 2024 RDO Common Warrants. The Company assumed the private placement warrants from Vickers in November 2022 in connection with the Scilex Business Combination (the “Private Warrants”).

The Company evaluated the Scilex-St. James Loans for embedded derivatives and identified certain features that required bifurcation because they are not clearly and closely related to the host instrument. The embedded derivatives relate to (i) default provisions that could require additional interest payments, and (ii) a provision which could require the settlement of the principal amount of the Notes through the Pledged Securities upon an uncured event of default. The fair value of derivative was considered de minimis as of December 31, 2025.

The following table includes a summary of the warrant derivative liabilities measured at fair value during the three months ended March 31, 2026 (in thousands):

Fair Value
Ending Balance as of December 31, 2025	$50,599
Change in fair value measurement of warrant liabilities	(25,709)
Issuance of February 2026 Warrants	651
Ending Balance as of March 31, 2026	$25,541

Scilex-St. James Loans Embedded Derivatives

As of the Loan Termination Date, the Company had pledged a total of 85,665,102 shares of Datavault Common Stock as collateral, which were then transferred and sold by the Lender without authorization from the Company through brokerage accounts of the Lender. As such, the Company no longer has control over these shares and they were derecognized from the balance sheet. Therefore, in substance, the exchangeable debts were settled by forfeiture of the pledged shares. Consistent with ASC 323, the shares of Datavault Common Stock are being carried at fair value, upon the derecognition date (i.e., Loan Termination Date), meaning the shares were revalued to their then current fair market value with changes in fair value recognized in Unrealized (gain) loss on equity method investments carried at fair value, net and no further gain or loss was recognized when the shares were considered “disposed”.

Furthermore, as a result of the occurrence of the event of default occurring, the Company revalued the compound derivative on March 2, 2026 to fair value, which was determined to be the difference between the amount due under the loan and the fair value of the shares of Datavault Common Stock foregone. Since the time difference between the Loan Termination Date and March 2, 2026 is not significant, the Company revalued the compound derivative on the Loan Termination Date. The change in fair value of the compound derivative of $21.8 million was recorded in (Gain) loss on derivative liability within Other (income) expense, net.

The gain or loss on extinguishment of the Scilex-St. James Loans should be calculated as the difference between the Scilex-St. James Loans’ net carrying amount at the extinguishment date, inclusive of unamortized debt issuance costs and the fair value of the compound derivative, and the carrying amount of the forfeited shares of Datavault Common Stock (i.e., the fair value of the forfeited shares of Datavault Common Stock) as of the Loan Termination Date. As the fair value of the embedded derivative was equal to the difference between the carrying amount of the Scilex-St. James Loans and the fair value of the shares of Datavault Common Stock, there was no gain or loss on extinguishment.

Warrant Liability Measurement

The derivative warrant liability was valued using the Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the warrant is the expected volatility of the Common Stock. The expected volatility assumption is based on the Company’s historical volatility, historical volatilities of comparable companies whose share prices are publicly available as well as the implied volatility of the Public Warrants (as defined below), described in Note 10 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K.

A summary of the inputs used in valuing the derivative warrant liabilities as of March 31, 2026 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)	Exchange Warrants	September 2025 Warrants	November 2025 Warrants	February 2026 Warrants
Exercise price	$402.50	$59.50	$1.20	$36.40	$22.72	$22.72	$40.00	$20.00	$29.00	$20.00
Term, in years	1.61	2.93	3.22	3.52	3.70	1.20	3.52	3.70	4.70	3.70
Volatility	120.0%	99.0%	90.0%	93.0%	91.0%	116.0%	93.0%	87.0%	84.0%	99.0%
Risk-free rate	3.71%	3.77%	3.79%	3.80%	3.81%	3.67%	3.80%	3.81%	3.86%	3.81%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

A summary of the inputs used in valuing the derivative warrant liabilities as of December 31, 2025 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)	Exchange Warrants	September 2025 Warrants	November 2025 Warrants
Exercise price	$402.50	$59.50	$1.20	$36.40	$22.72	$22.72	$40.00	$20.00	$29.00
Term, in years	1.86	3.18	3.47	3.77	3.95	1.45	3.77	3.95	4.90
Volatility	98.0%	81.0%	76.0%	79.0%	78.0%	93.0%	79.0%	74.0%	80.0%
Risk-free rate	3.44%	3.53%	3.56%	3.59%	3.60%	3.45%	3.59%	3.60%	3.69%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock to Aardvark, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs assumptions included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 9.5%. The Company recorded the contingent consideration under current liabilities within the Company’s condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

6. Balance Sheet Components

Note Receivable

QScan Convertible Note Receivable

On January 29, 2026, the Company entered into a Convertible Promissory Note (the “QScan Note”) with QScan, a private medical technology company, pursuant to which the Company loaned QScan $20.0 million in exchange for the QScan Note. The QScan Note matures on October 29, 2026 and accrues interest at 3.66% per annum, commencing January 29, 2026. The QScan Note provides for (i) automatic conversion into 140,379,226 shares of QScan common stock (“QScan Common Stock”) upon QScan's assumption of the loan obligations of the borrowers, which triggering event occurred in February 2026, and (ii) optional conversion at the Company's election at any time prior to maturity.

The QScan Note had not been converted into QScan Common Stock as of March 31, 2026. The QScan Note remains outstanding as a loan receivable on the Company's condensed consolidated balance sheet. The Company intends to convert the QScan Note within the next several months, subject to reaching agreement on equity ownership percentages.

The Company accounts for the QScan Note as a loan receivable under ASC Topic 310 at amortized cost using the effective interest method. No embedded features in the QScan Note require bifurcation under ASC Topic 815.

The QScan Note is subject to the current expected credit loss (“CECL”) model under ASC Topic 326. As of March 31, 2026, the Company recorded an allowance for credit losses of $0.8 million, representing an estimated 4% default rate applied to the $20.0 million outstanding principal, based on U.S. speculative-grade corporate default rate data. The Company recorded the credit loss by debiting other expense and crediting the allowance for credit losses. Expected credit losses will be reassessed each reporting period.

Interest income on the QScan Note for the three months ended March 31, 2026 was $0.1 million.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Construction in progress	$905	$909
Furniture	145	139
Computers and equipment	78	75
Leasehold improvements	3,909	3,746
Machinery and lab equipment	8,562	8,192
Land and Buildings	899	859
Property and equipment, gross	14,498	13,920
Less: Accumulated depreciation	(1,119)	(321)
Property and equipment, net	$13,379	$13,599

The Company recognized depreciation expense of $0.8 million and $1.0 thousand for the three months ended March 31, 2026 and 2025, respectively.

Other Long-Term Assets

Datavault Meme Coin and Warrant Distributions

As described in Note 5 above, Datavault declared and made three in-kind distributions of meme coins, one which included a concurrent warrant distribution to certain of its record equity holders. Upon receipt of the meme coins and warrants, the fair value of the meme coins and warrants was of approximately $0.2 million and $0.5 million was recorded in Other expense, net. The Company recorded the amounts in Other long-term assets in the accompanying unaudited condensed consolidated balance sheets.

Investments

PA OPS Investment Agreement with PA OPS Investor LLC

On August 17, 2025, Scilex Bio entered into an Investment Commitment Agreement (the “Investment Agreement”) with PA OPS Investor LLC (“Investor LLC”). Pursuant to the terms of the Investment Agreement, the Company committed to providing $2.5 million (the “Committed Amount”) in future funding, contingent upon Investor LLC successfully identifying and acquiring an appropriate target company (“Target”) for investment using the Committed Amount by December 31, 2025. Although the arrangement was legally structured as if the Investor LLC had extended a $2,500,000 loan (the “Loan”) to the Company at an annual interest rate of 4.03%, no cash was exchanged between the Investor LLC and the Company on signing date of the Investment Agreement. Accordingly, the Company concluded that, in substance, the transaction does not represent a loan. In August 2025, Investor LLC acquired the Target which consists of certain assets of a nursing home. However, as the Company is yet to provide the full funding of the Committed Amount, the Company has no ownership interest in the Investor LLC or in the nursing home. As of March 31, 2026 the Company had made aggregate cash payments of $1.2 million (the “Funding”) to Investor LLC under the Committed Amount of $2.5 million, of which $0.2 million was paid during the three months ended March 31, 2026. The Funding was applied as a partial repayment of the Loan and, accordingly, did not result in the issuance of any equity interest to Scilex. As the Target has been acquired, the Funding is no longer subject to refund. The Company accounts for the Funding as an equity investment on its condensed consolidated balance sheet, recorded at cost less any impairment. As of March 31, 2026, the Company identified no indicators of impairment.

iLeukon Intellectual Property License Agreement

In December 2024, Vivasor entered into an Intellectual Property License Agreement with iLeukon Therapeutics, Inc. ("iLeukon"), pursuant to which Vivasor agreed to license certain patents to iLeukon in exchange for 400,000 shares of iLeukon common stock, representing approximately 2% of iLeukon's outstanding equity, for an aggregate value of approximately $1.1 million, and a $1.0 million payment contingent upon the closing of a future Series A financing. The licensed intellectual property was not transferred and the shares were not issued until the three months ended March 31, 2026. The Company recognized approximately $1.1 million of revenue during the three months ended March 31, 2026, when the applicable recognition criteria were met.

The Company evaluated its investment in iLeukon and concluded that the iLeukon common stock is a freestanding equity security within the scope of ASC 321. The Company also determined that iLeukon is a VIE under ASC 810, however, the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly affect iLeukon's economic performance and, accordingly, the Company does not consolidate iLeukon. Although the combined ownership interest of the Company and its related parties exceeds 20% of iLeukon's outstanding equity, the Company determined that it does not have the ability to exercise significant influence over iLeukon's operating and financial policies, and accordingly, the investment is not accounted for under the equity method in accordance with ASC 323. The investment does not have a readily determinable fair value, and thus, the Company elected the measurement alternative under ASC 321 and accounted for the investment at cost, less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2026, the Company identified no indicators of impairment. The carrying value of the Company's investment in iLeukon as of March 31, 2026 was approximately $1.1 million.

Equity Method Investments, at fair value

Datavault Securities Purchase Agreement

On September 25, 2025, the Company entered into a Securities Purchase Agreement (the “Datavault SPA”) with Datavault AI Inc., a Delaware corporation (“Datavault”), pursuant to which Datavault agreed to issue and sell, and the Company agreed to purchase, 15.0 million shares of common stock of Datavault (“Datavault Common Stock”) and a pre-funded warrant (the “Datavault Pre-Funded Warrant”) to purchase 263,914,094 shares of Datavault Common Stock for an aggregate purchase price of $150.0 million.

On September 26, 2025 (the “Initial Datavault Closing Date”), the Company acquired 15,000,000 shares of Datavault Common Stock at a purchase price of $0.5378 per share, for an aggregate consideration of approximately $8.1 million, which was settled in Bitcoin. The investment in Datavault is accounted for as an equity security investment measured at fair value, with changes in the fair value recognized in unrealized gains and losses on equity investment in the period in which they occur. Fair value was determined based on quoted prices in active markets for identical securities, and the investment qualifies as an equity security with a readily determinable fair value, classified as a Level 1 financial instrument and accounted for as an equity investment in equity securities.

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

During the months of October 2025 and prior to the Company exercise of Datavault Pre-Funded Warrant in November 2025, the Company sold a total of 13,389,235 shares of Datavault Common Stock for gross proceeds of $26.4 million, which resulted in realized gains in the amount of $19.2 million accounted for using equity investment. After the Company exercised of Datavault Pre-Funded Warrant in November 2025, the Company sold a total of 21,079,599 shares of Datavault Common Stock for gross proceeds of $13.6 million, which resulted in realized gains in the amount of $4.7 million accounted for using equity method investment for the year ended December 31, 2025.

There have been no transactions between the Company and Datavault other than those arising from the Datavault License Agreement and Vivasor-Datavault License Agreement (together "Datavault License Agreements") (see Note

4 for more details) and purchases of Bitcoin from Datavault during the year ended December 31, 2025 amounting to $25.2 million (See Digital Assets below for more details).

The fair value measurement of the Company’s investment in Datavault is based on quoted prices in an active market and valued at the closing price reported at the end of each period, and thus, represents a Level 1 measurement on the fair value hierarchy. The Company recognized a $19.2 million loss accounted for using equity security investment measured at fair value prior to the exercise of the Datavault Pre-funded Warrants on November 25, 2025.

The Company recognized $42.3 million and nil gain using equity method, for the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, the carrying value of the Company investment in Datavault's common stock is $79.1 million and nil, and is recorded in Equity method investment, at fair value in the condensed consolidated balance sheets.

The Company's ownership of Datavault Common Stock was approximately 21% and 37% as of March 31, 2026 and December 31, 2025, respectively.

Summarized Financial Information of Datavault

The following is a summary of financial data for investments accounted for under the equity method of accounting (in thousands):

Balance Sheet
Datavault AI Inc.
	March 31, 2026	December 31, 2025
ASSETS
Current assets:	$106,268	$142,873
Total assets	$250,113	$274,704
LIABILITIES
Current liabilities:	$23,024	$26,881
Total liabilities	$30,085	$36,730

Income Statement
Datavault AI Inc.
	Three months ended March 31,
	2026	2025
Loss from operations	$30,950	$9,431
Net loss	$53,131	$9,563

Digital Assets

On September 23, 2025, the Company entered into a securities agreement with Biconomy PTE Ltd (“Biconomy”), pursuant to which the Company sold to Biconomy an aggregate of 12,500,000 shares of common stock of Semnur held by the Company for proceeds of $200.0 million in Bitcoin. As noted above, the Company used $150.0 million to purchase shares of Datavault Common Stock payable in Bitcoin. During the three months ended March 31, 2026, the Company purchased Bitcoin from Datavault amounting to $18.7 million.

The table below summarizes the amounts shown on our unaudited condensed consolidated balance sheets as of March 31, 2026 (in thousands except units of digital assets):

	March 31, 2026
	Units	Cost Basis	Fair Value
Bitcoin	955	$95,591	$65,345
Total Digital assets	955	$95,591	$65,345

The following table summarizes the activity in the Company’s digital assets (in thousands) for the period indicated:

March 31, 2026
Beginning Bitcoin balance at fair value December 31, 2025	$64,709
Additions	$18,700
Unrealized loss on digital assets	(18,064)
Ending balance at fair value March 31, 2026	$65,345

For the three months ended March 31, 2026 there are nil dispositions of Bitcoin.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued professional service fees	$732	$356
Accrued research and development costs	10,934	13,058
Accrued tax payable	144	50
Accrued advisor fees related to Semnur Business Combination	14,000	14,000
Accrued Datavault licenses	25,000	30,000
Accrued interest	6,766	6,862
Accrued others	2,461	2,088
Accrued expenses	$60,037	$66,414

Accrued Rebates and Fees

Our Gross-to-Net Revenue Adjustments

Gross revenue is directly impacted by the Company’s gross-to-net revenue adjustments for sales rebates, discounts, coupons, fees, returns, and chargebacks.

For the three months ended March 31, 2026 and 2025, gross revenue was $25.7 million and $17.7 million, respectively, while net revenue was $8.6 million and $5.0 million, respectively. The gross-to-net revenue adjustment of approximately $17.1 million and $12.7 million for the three months ended March 31, 2026 and 2025, respectively, was primarily attributable to the following:

	March 31,	March 31,
	2026	2025
Gross-to-Net Revenue Adjustments
Sales rebates	$11,917	$9,161
Service fees	2,231	2,004
Estimated sales returns, discounts, co-payment assistance and coupon	1,636	649
Chargebacks	1,337	885
Total	$17,121	$12,699

The accruals for Medicare, Medicaid and related state program and contractual rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

	March 31,	December 31,
	2026	2025
Other current liabilities:
Accrued rebates	$235,549	$220,693
Other accruals	11,965	11,063
Total accrued rebates and other sales-related accruals	$247,514	$231,756

As of March 31, 2026, the Company’s accrued rebates and fees liability was $247.5 million, compared to $231.8 million as of December 31, 2025. The increase of approximately $15.8 million was mainly due to the fact that the Company made only limited disbursements to counterparties during 2026 as its focus was to deploy its cash resources to repay Company debt. The rebates balance of $247.5 million primarily consists of government disbursements (Medicare and Medicaid) and commercial insurance disbursements.

7. Goodwill and Intangible Assets

As of March 31, 2026 and December 31, 2025, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the three months ended March 31, 2026 and 2025.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives, ranging from 5.6 to 12.2 years. A summary of the Company’s identifiable intangible assets as of March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$35,530	$20,490	$14,951
Acquired technology	22,940	11,036	11,904
Acquired licenses	35,711	2,759	32,952
Assembled workforce	500	500	—
Total intangible assets	$94,681	$34,785	$59,807

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	19,946	$12,684
Acquired technology	22,940	10,650	12,289
Acquired licenses	35,711	1,596	34,115
Assembled workforce	500	500	—
Total intangible assets	$91,781	$32,692	$59,088

As of March 31, 2026, the weighted average remaining life for identifiable intangible assets was 7.1 years. Aggregate amortization expense was $2.1 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Patent rights, acquired technology and acquired licenses are amortized over a 15-year period, other than Datavault acquired licenses, and EOS acquired patent rights, which are amortized over a 7-year period.

Estimated future amortization expense related to intangible assets as of March 31, 2026 is as follows (in thousands):

Amount
2026 (Remainder of 2026)	$6,586
2027	8,783
2028	8,783
2029	8,783
2030	8,783
Thereafter	18,089
Total	$59,807

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

On January 16, 2026, the Lender funded an additional $16.2 million of principal of the Loan (“Tranche 3”), collateralized by 36,036,942 shares of Datavault, at a collateral price of $0.75 per share.

As of January 16, 2026, the Company received from the original Scilex-St. James Loan Agreement, the first, second, and third tranche, an aggregate of $38.8 million and pledged 85,665,102 shares of common stock of Datavault. The remaining amount available for borrowing under the Scilex-St. James Loan Agreement was nil, based on the fair value of the Scilex-St. James Pledge Securities and subject to customary covenant conditions as of January 16, 2026.

Voluntary prepayments may be made 20 months after the closing date without penalty. Interest under both tranches accrues at a fixed per‑annum rate of 5.46%, which is equal to the 12‑month Term SOFR plus 2%, payable upon maturity.

The Company evaluated the Scilex-St. James Loan Agreement for embedded derivatives and identified certain features that required bifurcation because they are not clearly and closely related to the host instrument. The embedded derivatives relate to (i) default provisions that could require additional interest payments, and (ii) a provision which could require the settlement of the principal amount of the loans through the Scilex-St. James Pledged Securities upon an uncured event of default. The Company revalued the fair value of these embedded derivatives for Scilex-St. James Loans at inception, at December 31, 2025 and March 16, 2026 are determined it to be de minimis and $21.8 million, respectively (see Note 5).

The Scilex-St. James Loan Agreement was terminated on March 16, 2026. Upon termination of the Scilex-St James Loan Agreement, the Company de-recognized the related debt obligations and associated balances, including outstanding principal of $38.8 million, compound derivative liabilities of $21.8 million, accrued interest expense of $0.4 million, and unamortized debt discount of $1.7 million. In addition, the Company wrote off collateral shares with a carrying fair value of $59.4 million associated with the terminated agreement. As the fair value of the embedded derivative was equal to the difference between the carrying amount of the Loans and the fair value of the shares of Datavault Common Stock, there was no gain or loss on extinguishment.

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

Pursuant to the terms of the SCLX JV-St. James Loan Agreement, SCLX JV agreed to pledge such number of shares of common stock of the Company currently held by SCLX JV equal to 70% of the aggregate principal amount of the SCLX JV-St. James Loan, calculated in accordance with the terms set forth in the SCLX JV-St. James Loan Agreement (the “SCLX JV-St. James Pledged Securities”), and together with the Scilex-St. James Pledged Securities, the St. James Pledged Securities in favor of St. James as security for SCLX JV’s satisfaction of its obligations thereunder. The SCLX JV-St. James Pledged Securities will be held in a securities account that SCLX JV or its affiliates will open with St. James.

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

As of March 31, 2026, no amounts were outstanding under the SCLX JV-St. James Loan Agreement. As a result of the Scilex-St. James Loan lawsuit, this SCLX JV-St. James Loan Agreement has been terminated.

The Oramed Note

On September 21, 2023, the Company entered into a securities purchase agreement with Oramed (the “Scilex-Oramed SPA”), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, was originally scheduled to mature on March 21, 2025, and has been extended on multiple occasions. On March 29, 2026, the Company received notice from Oramed granting a one-time extension of certain payment obligations under existing debt arrangements. Pursuant to the extension, (i) the final payment due under Note A and (ii) the April 1, 2026 amortization payment due under Note B were extended to April 20, 2026. Under the terms of the extension, all outstanding principal amounts and accrued interest under Note A are required to be repaid in full no later than April 20, 2026. Interest continues to accrue on all unpaid amounts under Oramed Note and Tranche B Note at the applicable contractual interest rates from the original due dates through the actual repayment date. All accrued interest is payable together with the related principal balances. The extension did not otherwise modify the material terms of Oramed Note or Tranche B Note. Subsequently, the maturity date has been further extended to April 20, 2026, as described in Note 15. It is payable in six principal installments, with the first installment of $5.0 million payable on December 21, 2023, the second installment in the principal amount of $15.0 million payable on March 21, 2024, the next three installments each in the principal amount of $20.0 million payable on each of June 21, 2024, September 21, 2024 and December 21, 2024 and the last installment in the entire remaining principal balance of the Oramed Note payable on March 21, 2025. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) 4% and (y) Term SOFR (as defined in the Oramed Note) and (2) 8.5%, payable in-kind on a monthly basis. Pursuant to the Oramed Note, since the outstanding principal of the Oramed Note was not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3.1 million has been earned with respect to the Oramed Note, which shall be due and payable on the date the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus 15% or (ii) the maximum rate permitted under applicable law. Voluntary prepayments made before the one-year anniversary of the closing date of the Scilex-Oramed SPA must include a make-whole amount equal to 50% of the additional interest that would accrue on the principal amount so prepaid from the date of such prepayment through and including the maturity date. If the Oramed Note is accelerated upon an event of default, repayment is required at a mandatory default rate of 125% of the principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring use of 70% of net cash proceeds from any Cash Sweep Financing (as defined in the Oramed Note) or advances under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal after the earlier of April 1, 2024 or full repayment of Acceptable Indebtedness (as defined in the Oramed Note). Following each of the April 2024 RDO (as defined below and as described under Note 10), the receipt of the FSF Deposit (as described below) and the sale of shares of Common Stock pursuant to the ATM Sales Agreement, the Company made a mandatory prepayment of $9,578,835, $7,000,000 and $1,760,796, respectively, to Oramed, which equals 70% of the net cash proceeds the Company received from each of the April 2024 RDO, the FSF Deposit and sale of shares of Common Stock pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

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

On September 20, 2024, the Company and Oramed entered into a letter agreement (the “Oramed Letter Agreement”), pursuant to which the Company agreed to pay to Oramed $2,000,000 (the “Specified September Payment”) on September 23, 2024, which payment was applied as follows: (i) $1,700,000 was applied to the amortization payment due under the Oramed Note on the March 21, 2025 (the “Oramed Maturity Date”) and (y) $300,000 to purchase an aggregate of 4,000,000 SPAC Warrants (as defined below, which are currently exercisable for an aggregate of up to 4,000,000 shares of Common Stock) owned by Oramed.

The parties further agreed, upon receipt of the Specified September Payment by Oramed, (i) that notwithstanding the minimum Liquidity (as defined therein) requirements set forth in Section 7(b)(x) of the Oramed Note, the Company and its Subsidiaries (as defined therein) shall be required to maintain the following minimum liquidity during the specified time periods instead: from and after September 19, 2024 until the Oramed Maturity Date, $0, and (ii) to extend the due date of the $20,000,000 amortization payment from September 23, 2024 to September 30, 2024. Oramed further agreed to extend such due date to October 8, 2024, on which date a consent and amendment letter was signed with Oramed (the “Oramed Consent and Amendment”) under which: (i) the Company made a payment of $12,500,000 to Oramed in lieu of the payment due on September 23, 2024, using the proceeds from the issuance of the Tranche B Notes, and (ii) the remaining payments under the Oramed Note were amended as follows: installment payment of $15,000,000 payable on December 21, 2024, which payment was made on December 13, 2024, and the remaining principal balance, accrued interest and fees payable on the Oramed Maturity Date. On January 21, 2025, the Company and Oramed agreed to extend the Oramed Maturity Date under and as set forth in the Oramed Note from March 21, 2025 to December 31, 2025. In consideration of such extension, SCLX JV agreed to deliver to Oramed an aggregate of 1,356,594 shares of Common Stock held by SCLX JV, with a fair value of $1.4 million on the date of delivery, which was recorded as financing costs within the selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

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

In September 2025, the Company fully exercised its option purchasing an aggregate of 6,500,000 Penny Warrants. As Oramed is a shareholder, the Company accounted for the excess fair value over the repurchase price as a deemed contribution from Oramed, which was recorded within Additional Paid-in Capital.

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. As of March 31, 2026 and December 31, 2025, the fair value of the Oramed Note was $28.9 million and $27.7 million, respectively, which is classified as Debt, current in the unaudited condensed consolidated balance sheets.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

March 31,
2026
Ending Balance as of December 31, 2025	$27,688
Change in fair value of Oramed Note – recorded in the unaudited condensed consolidated statements of operations	1,174
Ending Balance as of March 31, 2026	$28,862

Aggregate principal and paid in kind interest for the Company’s outstanding debt was $29.0 million as of March 31, 2026.

Tranche B Notes

On October 7, 2024, the Company entered into the Tranche B Securities Purchase Agreement with the Tranche B Noteholders to refinance a portion of the Oramed Note and pay off certain other indebtedness of the Company. Pursuant to the Tranche B Securities Purchase Agreement, the Company agreed to issue and sell, in a registered offering by the Company directly to the Tranche B Noteholders: (i) the Tranche B Notes, which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a current conversion price equal to $36.40 per share and (ii) warrants (the “October 2024 Noteholder Warrants”) to purchase up to 214,284 shares of Common Stock directly to the Tranche B Noteholders.

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

In connection with the offering of the Tranche B Notes, the Company issued to StockBlock Securities LLC (“StockBlock”) and its affiliate, Rodman & Renshaw LLC (together, the “October 2024 Placement Agents”) or their respective designees, (i) 62,794 shares of Common Stock (the “October 2024 Placement Agent Shares”) and (ii) warrants to purchase up to 537,298 shares of Common Stock (the “October 2024 Placement Agent Warrants”). The October 2024 Placement Agent Warrants will have the same terms as the October 2024 Noteholder Warrants, except that the October 2024 Placement Agents have agreed not to exercise the October 2024 Placement Agent Warrants for a period of 180 days following the date of issuance.

In conjunction with the Tranche B Securities Purchase Agreement, the Company entered into the ZTlido Royalty Purchase Agreement for $5.0 million of the aggregate purchase price for the ZTlido Purchased Receivables (as defined below) in full consideration for the sale, transfer, conveyance and granting of the ZTlido Purchased Receivables, subject to the terms and conditions set forth in the ZTlido Royalty Purchase Agreement. The $50.0 million of total proceeds received were allocated based on their relative fair value to the Tranche B Notes, the October 2024 Noteholder Warrants, and the ZTlido Royalty Purchase Agreement, with the excess of fair value over the proceeds received in amount of $2.6 million recognized as a loss upon issuance within the change in fair value of debt and liability instruments in the consolidated statements of operations during the year ended December 31, 2025.

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

On July 22, 2025, the Company entered into Warrant Exchange Agreements (each, a “Warrant Exchange Agreement” and collectively, the “Warrant Exchange Agreements”) with certain holders of the Company’s then-existing Tranche B warrants (such certain holders (excluding Oramed), the “Exchanging Warrant Holders”) to purchase shares of Common Stock (such Tranche B warrants held by the Exchanging Warrant Holders, the “Existing Tranche B Warrants”). Pursuant to the Warrant Exchange Agreements, the Company and the Exchanging Warrant Holders, in reliance on Section 3(a)(9) of the Securities Act, effected a voluntary securities exchange whereby the Exchanging Warrant Holders exchanged the Existing Tranche B Warrants, which are currently exercisable for an aggregate of 107,142 shares of Common Stock at an exercise price of $36.40 per share, originally issued pursuant to the Tranche B Securities Purchase Agreement, for warrants to purchase an aggregate of 500,000 shares of Common Stock (the “Exchange Warrants”) at an exercise price of $40.00 per share (the “Exchange Warrant Exercise Price”). The Exchange Warrants shall be immediately exercisable, but may only be exercised on a cash basis on or after the earlier of (i) the date that is 90 days following the Closing Date (as defined in the Warrant Exchange Agreements), and (ii) the initial date after the date of the Warrant Exchange Agreements that a registration statement is effective and available for the issuance of the shares of Common Stock underlying the Exchange Warrants to the holders of the Exchange Warrants (or the resale of shares of Common Stock underlying the Exchange Warrants); provided, however, the Exchange Warrants may only be exercised on a cashless basis if there is no registration statement to cover the issuance of the shares of Common Stock underlying the Exchange Warrants or the resale of such shares. The Exchange Warrants shall have an expiration date of October 8, 2029. The Company recognized a loss in the amount of $1.1 million in relation to this exchange transaction. As of March 31, 2026, there were 500,000 Exchange Warrants outstanding.

The terms of the Exchange Warrants are generally identical to the terms of the Existing Tranche B Warrants, other than with respect to the number of shares issuable upon exercise thereof and the Exchange Warrant Exercise Price and certain other matters. The Exchange Warrant Exercise Price of the Exchange Warrants is subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. The Exchange Warrant Exercise Price is also subject to full-ratchet adjustment (down to the Exchange Warrant Exercise Price Floor (as defined below)) in connection with a subsequent offering at a per share price less than the exercise price then in effect. The Exchange Warrants also permit a voluntary adjustment to the Exercise Price, subject to certain conditions set forth therein, including compliance with the Nasdaq Listing Rules and having obtained the prior written consent of the required holders as described therein. The Exchange Warrant Exercise Price cannot be lower than $36.40 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events, the “Exchange Warrant Exercise Price Floor”), unless shareholder approval is obtained to allow the Exchange Warrants to be exercised at a price lower than the Exchange Warrant Exercise Price Floor in accordance with the Nasdaq Listing Rules. The Company is under no obligation to seek or obtain such shareholder approval.

The following table provides a summary of the changes in the balance and the estimated fair value of the Tranche B Notes (in thousands):

March 31,
2026
Ending Balance as of December 31, 2025	$17,500
Repayment of Tranche B Notes principal and interest	(6,319)
Change in fair value of Tranche B Notes	829
Ending Balance as of March 31, 2026	$12,010

Aggregate principal and interest for the Company’s outstanding debt was $12.6 million as of March 31, 2026.

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

Immediately prior to the closing of the Semnur Business Combination, Denali, Sponsor and the Company entered a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which the Sponsor received $1.1 million in cash and a promissory note from Denali for $0.8 million (the “Sponsor Note”). The Sponsor Note shall be payable in six monthly installments of $134,000 beginning on October 1, 2025 and ending on March 1, 2026.

Immediately prior to the closing of the Semnur Business Combination, Denali and FutureTech Capital LLC (“FutureTech”) entered a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which FutureTech received $340,000 in cash and a promissory note from Denali for $1.0 million (the “FutureTech Note”). The FutureTech Note shall be payable in six monthly installments of $170,000 beginning on October 1, 2025 and ending on March 1, 2026.

At closing of the Semnur Business Combination, Denali, the Denali underwriters and the Company entered Satisfaction and Discharge of Indebtedness Agreements, pursuant to which the Denali underwriters received $350,000 in cash and promissory notes from Denali for a total of $2.7 million (the “Denali Underwriter Notes”). The Denali Underwriter Notes shall be payable in nine monthly installments of $300.0 thousand beginning on October 1, 2025 and ending on June 1, 2026, with the last monthly payment being $250,000.

As of March 31, 2026, the Company had total current promissory notes of $2.8 million, all which are due in less than a year.

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

The Company did not make certain scheduled installment payments during the first quarter of 2026 on the Sponsor Note (monthly installments of $134,000), the Denali Underwriter Note for U.S. Tiger Securities, Inc. (monthly installments of $150,000) and the FutureTech Note (monthly installments of $170,000). As of March 31, 2026, and December 31, 2025, the Sponsor Note had an outstanding principal balance of $0.7 million and $0.8 million, respectively, and accrued interest of approximately $40,000, and $20,000, respectively, at 10% per annum (calculated monthly). The Company has not received a notice of default and expects to make the payments in June 2026.

As of March 31, 2026 the FutureTech Note and Denali Underwriter Notes have an outstanding principal balance of $0.4 million and $1.7 million, respectively, and as of December 31, 2025, the FutureTech Note and Denali Underwriter Notes have an outstanding principal balance of $0.5 million and $2.1 million, respectively.

ACEA Hangzhou-Agilent Bio Loan Agreement

In connection with the Company’s acquisition of 30.1% of the outstanding shares of Vivasor (see Note 3), the Company includes in its unaudited condensed consolidated financial statements a loan agreement entered into on August 15, 2018 between Hangzhou ACEA Pharmaceutical Research Co., Ltd (“ACEA Hangzhou”), a subsidiary of Vivasor, and Aisen Biological (Hangzhou) Co., Ltd. (“Aisen”), pursuant to which Aisen provided 194.6 million in Chinese Yuan (“RMB”) in funding to ACEA Hangzhou over multiple years from 2013 through 2018 (the “Agilent Loan Agreement”). Aisen was subsequently acquired by Agilent Technologies, Inc. on November 18, 2018, through which the loan agreement was assumed by Agilent Technologies, Inc.

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

During the year ended December 31, 2018, ACEA Hangzhou repaid RMB 10 million, which repaid the full amount of the 2013 loan tranche and RMB 1 million of the 2014 loan tranche. ACEA Hangzhou has not repaid any other principal balances outstanding with Aisen as of March 31, 2026.

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

As of March 31, 2026, the carrying amount of the loan was $22.4 million, net of an unamortized discount of $4.3 million. The accrued interest balance was $5.2 million as of March 31, 2026, and is presented separately under the accrued expenses caption. For the three months ended March 31, 2026, the Company recognized interest expense of $1.0 million related to the Agilent Loan Agreement, which includes $0.6 million of non-cash accretion of the discount recognized at the acquisition date. For the three months ended March 31, 2026, the Company recognized foreign currency transaction loss of $0.4 million related to the remeasurement of the RMB-denominated loan.

Other Vivasor Borrowings

Vivasor contains multiple financing arrangements with various lenders that are each individually immaterial. These borrowings have substantially similar economic characteristics, including denomination in RMB, interest rates ranging from 0% - 6.00% and maturities between currently due to 2030. Certain lenders have the contractual right to call all long-term debt obligations immediately, although the Company has not received notification that any lender intends to exercise such right. As a result, all long-term debt has been classified as current in the accompanying consolidated balance sheet.

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

As of March 31, 2026, the carrying amount of the borrowings was $19.4 million, net of unamortized discounts of $2.7 million. The accrued interest balance was $1.3 million as of March 31, 2026, and is presented separately in accrued expenses. For the three months ended March 31, 2026, the Company recognized interest expense of $2.5 million related to the other borrowings, which includes $2.3 million of non-cash accretion of the discount recognized at the acquisition date. For the three months ended March 31, 2026, the Company recognized foreign currency transaction loss of $0.3 million related to the remeasurement of the RMB-denominated loans.

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

The Company elected the fair value option for the ZTlido Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. As of March 31, 2026 and December 31, 2025, the fair value of the ZTlido Royalty Purchase Agreement was $6.0 million and $6.1 million, respectively, recorded as a purchased revenue liability on the unaudited condensed consolidated balance sheets. The Company incurred $0.2 million of issuance costs in connection with the ZTlido Royalty Purchase Agreement, which were included in the unaudited condensed consolidated statement of operations for the year ended December 31, 2024.

The following table summarizes the purchased revenue liability activity related to ZTlido Royalty Purchase Agreement during the three months ended March 31, 2026 (in thousands):

March 31,
2026
Ending Balance as of December 31, 2025	$6,100
Repayment of purchased revenue liability	(750)
Change in fair value of purchased revenue liability	650
Ending Balance as of March 31, 2026	$6,000

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

The Company elected the fair value option for the Gloperba-Elyxyb Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations at the end of each reporting period. As of each of March 31, 2026 and December 31, 2025, the fair value of the Gloperba-Elyxyb Royalty Purchase Agreement was $2.4 million and $2.3 million, recorded as a purchased revenue liability on the unaudited condensed consolidated balance sheet.

March 31,
2026
Ending Balance as of December 31, 2025	$2,300
Repayment of purchased revenue liability	$(44)
Change in fair value of purchased revenue liability	144
Ending Balance as of March 31, 2026	$2,400

9. Sorrento Stock Purchase Agreement and Equity Line of Credit

Sorrento Stock Purchase Agreement

On September 21, 2023, the Company entered into a Stock Purchase Agreement (the “Sorrento SPA”) with Sorrento Therapeutics, Inc. (“Sorrento”), the Company’s then-controlling stockholder, pursuant to which the Company purchased from Sorrento (i) 1,716,245 shares of Common Stock, (ii) 29,057,097 shares of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (iii) 1,386,617 Public Warrants (as defined below), which are currently exercisable for an aggregate of up to 39,617 shares of Common Stock and 3,104,000 Private Warrants (collectively, the “Purchased Securities”), which are currently exercisable for an aggregate of up to 88,685 shares of Common Stock. As a result, Sorrento no longer holds a majority of the voting power of the Company’s outstanding capital stock entitled to vote. On the same day, the Company and Oramed entered into the Scilex-Oramed SPA. The Company concluded that the Sorrento SPA and the Scilex-Oramed SPA were entered in contemplation of each other and the issuance of the Oramed Note was accounted as part of the consideration payable for the Purchased Securities acquired from Sorrento.

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

Before the closing of the Sorrento SPA transactions and in connection with the transactions contemplated by the Sorrento SPA, the Company formed two entities: (a) Scilex DRE Holdings LLC (“Holdco”), a single purpose entity that is the Company’s direct wholly owned subsidiary and (b) SCLX Stock Acquisition JV LLC, a single purpose bankruptcy-remote entity that is the Company’s indirect wholly owned subsidiary (“SCLX JV”), which was formed to hold the Purchased Securities. Holdco was formed to hold all the equity interests in SCLX JV. Holdco and SCLX JV are parties to the Security Agreement and Subsidiary Guarantee (see Note 8).

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

The Company accounted for the Penny Warrants as an equity classified instrument as they are indexed to the Company’s own stock and meet the conditions to be classified in equity under FASB ASC 815, Derivatives and Hedging, including sufficient available shares of Common Stock for the Company to settle the exercise of the warrants in shares of Common Stock. The Penny Warrants are recognized in additional paid-in capital in the Company’s unaudited condensed consolidated balance sheets. The fair value of Penny Warrants as of September 21, 2023, the date of issuance, was $10.4 million.

On July 22, 2025, the Company entered into the Option Agreement with Oramed, pursuant to which it has the option to repurchase certain Penny Warrants. See Note 9 for the additional discussion of the Option Agreement and the Warrant Repurchase.

Excise Tax

In December 2022, the Department of the Treasury and the Internal Revenue Service (the “IRS”) issued guidelines on the implementation of the new code section added by the Inflation Reduction Act of 2022, which imposes a 1% excise tax on the total fair market value of stock repurchases during the tax year, subject to adjustments. Pursuant to the terms of the Sorrento SPA, the Company repurchased the Purchased Securities from Sorrento. The Company has accrued $1.3 million of the excise tax liability during the year ended December 31, 2025,which was recorded as accrued expenses under current liabilities on the unaudited condensed consolidated balance sheets. During the three months ended March 31, 2026, the Company made a total of nil payment for the excise tax. As of March 31, 2026, the remaining balance of the excise tax liability recorded as accrued expenses was $42.8 thousand.

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

On October 30, 2025 the Company and Tumim entered into a termination agreement (the “Termination Agreement”), pursuant to which each of the Tumim Purchase Agreement and the Tumim Registration Rights Agreement (together, the “Original Agreements”) shall terminate upon payment in full of an aggregate of $2.7 million by the Company to Tumim in lieu of the issuance of the Commitment Shares with $500,000 to be paid on or before each of October 31, 2025 and November 14, 2025 and the remaining $1.7 million to be paid on or before December 15, 2025. The Company fully paid the $2.7 million in October 2025, November 2025 and December 2025, respectively. Pursuant to the Termination Agreement, the Original Agreements are terminated as of December 31, 2025.

10. Stockholders’ Deficit

SPAC Warrants

Upon the completion of the Scilex Business Combination, the Company assumed the Private Warrants and the public warrants to purchase Common Stock, each with a post-reverse split exercise price of $402.50 per share (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”).

Holders of the SPAC Warrants are entitled to acquire shares of Common Stock. The SPAC Warrants will expire five years after the completion of the Scilex Business Combination or earlier upon redemption or liquidation.

If the reported last sale price of the Common Stock equals or exceeds $630.00 per share post-reverse split price for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders, the Company may redeem all the Public Warrants at a price of $0.01 per warrant upon not less than 30 days’ prior written notice.

If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis. The Company will not be required to net cash settle the SPAC Warrants.

The Public Warrants are equity-classified warrants and recognized in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets. The Private Warrants are liability-classified warrants and are recognized as liabilities (refer to Notes 1 and 5).

During the year ended December 31, 2023, the SPAC Warrants held by Sorrento were repurchased, and certain of such warrants transferred to Oramed, as a result of the Sorrento SPA (see Note 9). On September 20, 2024, the Company repurchased 4,000,000 of the SPAC Warrants (which are exercisable for an aggregate of up to 4,000,000 shares of Common Stock) held by Oramed (see Note 8). Following the repurchase, these warrants were cancelled.

As of March 31, 2026 and December 31, 2025, there were Public Warrants issued and outstanding and exercisable for an aggregate of up to 156,220 and 156,220 shares of Common Stock outstanding, respectively.

As of each of March 31, 2026 and December 31, 2025, there were 1,000,000 Private Warrants outstanding, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock.

Preferred Stock

The Company is authorized to issue 45,000,000 shares of preferred stock (the “Preferred Stock”) of which there are two series in total.

Series A Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 29,057,097 shares of Series A Preferred Stock outstanding. On September 21, 2023, the Series A Preferred Stock was repurchased and derecognized for accounting purposes. The Series A Preferred Stock is currently held as collateral for the Oramed Note.

Series 1 Preferred Stock

On October 27, 2024, the Board declared a stock dividend (the “Dividend”) consisting of an aggregate of 5,000,000 shares (the “Dividend Stock”) of Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred Stock”), of the Company to record holders of certain of the Company’s securities as of the close of business on November 7, 2024 (which date was subsequently changed to April 11, 2025. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on October 28, 2024, the Series 1 Preferred Stock ranks senior to the Common Stock but junior to all other series of Preferred Stock with respect to distributions of assets upon voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the

Company. The holders of Series 1 Preferred Stock may become entitled to a pro rata portion of the number of shares that represents the lesser of (a) 10% of the shares of the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted), held by the Company as of immediately prior to the Effective Time (as defined below) (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction) and (b) that number of shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) equal to $200,000,000 divided by the closing price of such Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) on any national securities exchange on which such shares are listed on the date that is 10 trading days prior to the Determination Date (as defined below), which shares shall be paid from the shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) held by the Company as of immediately prior to the Effective Time (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction). Furthermore, the holders of Series 1 Preferred Stock shall not be entitled to receive any dividends and shall not have any voting rights by virtue of their ownership of any shares of Series 1 Preferred Stock.

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

On February 2, 2026, the Board revoked the Dividend (the “Dividend Revocation”). No shares of Series 1 Mandatory Exchangeable Preferred Stock had ever been issued or outstanding as of such date as the Spin-off Dividend (as defined in the Certificate of Designation) did not occur by the Preferred Stock End Date (as defined in the Certificate of Designation).

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

Treasury Stock

As of March 31, 2026 and December 31, 2025, there were 1,458,263 shares of Treasury Stock.

At-the-Market Sales Agreement

On December 22, 2023, the Company entered into the ATM Sales Agreement with the Sales Agents, which agreement was voluntarily terminated by the Company effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, the Company was able to offer and sell up to $170,000,000 ATM Shares, through or to the Sales Agents. The Company had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers at any time.

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

For the three months ended March 31, 2026 and 2025, no sales of Common Stock had been made under the ATM Sales Agreement.

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

The February 2024 BDO closed on March 5, 2024, and the combined price per February 2024 BDO Firm Shares and accompanying February 2024 BDO Firm Warrants paid by the underwriters was $54.74, which amount reflects the combined public offering price of $59.50, less underwriting discounts and commissions. Subject to certain ownership limitations, the Common Warrants are immediately exercisable, set to expire five years later, with an exercise price of $59.50 per share, subject to adjustments. Additionally, the Company issued the representative warrants (the “February 2024 BDO Representative Warrants”) to the underwriters, allowing them to purchase up to 13,446 shares of Common Stock, with these warrants being immediately exercisable at $74.38 per share, representing 125% of the combined public offering price per February 2024 BDO Firm Shares and accompanying February 2024 BDO Firm Warrants.

The Company accounted for the February 2024 BDO Firm Warrants as a liability classified instrument (see Note 5) and the February 2024 BDO Representative Warrants as an equity classified instrument. The February 2024 BDO Representative Warrants are recognized in additional paid-in capital in the Company’s condensed consolidated balance sheet. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The fair value of February 2024 BDO Representative Warrants as of the date of issuance was $0.3 million.

On December 11, 2024, the Company entered into a warrant amendment (the “Warrant Amendment”) with one of its investors to exercise the outstanding number of the February 2024 BDO Firm Warrants that the Company issued to such investor in the February 2024 BDO. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding February 2024 BDO Firm Warrants to purchase an aggregate of 50,421 shares of Common Stock in cash at an amended exercise price of $20.65 per share. During each of the three months ended March 31, 2026 and 2025, there were no February 2024 BDO Firm Warrants exercised. As of each of March 31, 2026 and December 31, 2025, there were 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock outstanding and 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of Common Stock outstanding.

April 2024 Registered Direct Offering

On April 23, 2024, the Company entered into a securities purchase agreement (the “April 2024 RDO Purchase Agreement”) with the investor named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “April 2024 RDO”): (i) an aggregate of 428,572 shares of Common Stock (the “April 2024 RDO

Shares”), and (ii) common warrants to purchase up to 34,286 shares of Common Stock (the “April 2024 RDO Common Warrants”). The offering price per April 2024 RDO Share and accompanying April 2024 RDO Common Warrants to purchase one share of Common Stock was $35.00, for aggregate gross proceeds to the Company of $15,000,000, before deducting the placement agent fees and other offering expenses. Subject to certain ownership limitations, the April 2024 RDO Common Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $38.50 per share. The exercise price of the April 2024 RDO Common Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

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

The Company accounted for the April 2024 RDO Common Warrants as a liability classified instrument (see Note 5) and the April 2024 RDO Placement Agent Warrants as an equity classified instrument. The April 2024 RDO Placement Agent Warrants are recognized in additional paid-in capital in the Company’s condensed consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's condensed consolidated statement of operations. The fair value of the April 2024 RDO Placement Agent Warrants as the date of issuance was $0.6 million.

On November 23, 2025, in connection with the November 2025 Warrant Inducement Agreement (as defined below), the investor thereunder agreed to exercise the April 2024 RDO Common Warrants in exchange for the November 2025 Warrants.

As of each of March 31, 2026 and December 31, 2025, there were no April 2024 RDO Common Warrants outstanding. As of each of March 31, 2026 and December 31, 2025, there were 1,200,000 April 2024 RDO Placement Agent Warrants outstanding, which are currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock.

December 2024 Registered Direct Offering

On December 11, 2024, the Company entered into a securities purchase agreement (the “December 2024 RDO Purchase Agreement”) with the investors named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “December 2024 RDO”): (i) an aggregate of 68,604 shares of Common Stock, (ii) pre-funded warrants to purchase up to 92,857 shares of Common Stock (the “December 2024 RDO Pre-Funded Warrants”) and (iii) common warrants to purchase up to 1,642,871 shares of Common Stock (the “December 2024 RDO Common Warrants” and collectively with the December 2024 RDO Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between the Company and StockBlock (the “StockBlock Warrants”), the “December 2024 RDO Warrants”). The combined offering price (a) per share of Common Stock and accompanying December 2024 RDO Common Warrants was $20.65 and (b) per December 2024 RDO Pre-Funded Warrant and accompanying December 2024 RDO Common Warrants was $20.6499. The aggregate gross proceeds to the Company from the December 2024 RDO were approximately $17.0 million, before deducting offering fees and expenses. The Company intends to use the net proceeds from the December 2024 RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

The Company accounted for the December 2024 RDO Common Warrants and December 2024 RDO Pre-Funded Warrants as liability classified instruments (see Note 5) and the StockBlock Warrants as an equity classified instrument. The StockBlock Warrants are recognized in additional paid-in capital in the Company’s condensed consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company’s condensed consolidated statement of operations. The fair value of StockBlock Warrants as of the date of issuance was $0.6 million. On December 26, 2024, the December 2024 RDO Pre-Funded Warrants were exercised by the holder for total net proceeds of approximately $0.2 million.

On November 23, 2025, in connection with the November 2025 Warrant Inducement Agreement (as defined below), one of the investors exercised the December 2024 RDO Common Warrants in exchange for the November 2025 Warrants.

As of March 31, 2026 and December 31, 2025, there were 537,298 December 2024 RDO Common Warrants outstanding, which are exercisable for an aggregate of up to 537,298 shares of Common Stock, and 131,472 StockBlock Warrants outstanding which are exercisable for an aggregate of up to 131,472 shares of Common Stock.

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

The September 2025 Warrants are immediately exercisable upon issuance. The issuance of the September 2025 Warrants was made pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) of Regulation D as promulgated thereunder by the United States Securities and Exchange Commission (the “SEC”). The Company has agreed to file as soon as practicable (and in any event within 30 calendar days of the date of the Warrant Exercise Agreement) a registration statement on Form S-3 (or Form S-1 if Form S-3 is not available to the Company) registering under the Securities Act, the resale by the Existing Warrant Holders of the shares of Common Stock issuable upon exercise of the September 2025 Warrants or to include such shares of Common Stock in any other registration statement on Form S-3 filed by the Company. Accordingly, on December 16, 2025, the Company filed a registration statement on Form S-1. The September 2025 Warrants shall have an expiration date of December 13, 2029.

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

As of March 31, 2026, there were 275,000 September 2025 Warrants outstanding, which are exercisable for an aggregate of up to 275,000 shares of Common Stock.

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

As of March 31, 2026, there were 1,356,594 shares of November 2025 Investor Warrants and 72,352 shares of November 2025 Placement Agent Warrants outstanding with an exercise price of $29.00 per share, may be exercised on a cashless basis under certain circumstances, which are exercisable for an aggregate of 1,428,946 shares of Common Stock and have an expiration date of November 25, 2030.

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

The Option Repricing applied to certain stock options granted under the Scilex Holding Company 2022 Equity Incentive Plan, as amended (the “Equity Incentive Plan”). This included stock options with an original exercise price of $282.80 per share, representing an aggregate of 289,405 shares of common stock (the “Eligible Options”). The Eligible Options were held by certain current employees, executive officers, and non-employee directors as of the

Repricing Date. Only options with an exercise price of $282.80 per share immediately prior to the Repricing were eligible to participate.

Except for the modification to the exercise price, the Eligible Options continue to be subject to their original terms and conditions, including the number of shares underlying the options, vesting schedules, and expiration dates.

The Option Repricing resulted in total incremental stock-based compensation expense of $2.4 million, which was calculated using the Black-Scholes option-pricing model. For the year ended December 31, 2025, the Company recognized incremental stock-based compensation expense of $1.7 million related to repriced options. As of March 31, 2026, there is $0.5 million of unrecognized incremental stock-based compensation expense related to the Option Repricing, which will be recognized over the remaining service period of approximately 9 months.

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

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board adopted the Equity Incentive Plan. As of March 31, 2026, a total of 1,051,604 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 40,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, options to purchase 1,494,241 shares of Common Stock were outstanding under all equity incentive plans.

The following table summarizes stock option activity during the three months ended March 31, 2026 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,504	$46.59	6.4	$—
Forfeited/Cancelled	(10)	47.86	—	—
Outstanding as of March 31, 2026	1,494	$46.58	6.6	$1,176
Vested and expected to vest as of March 31, 2026	1,494	46.58	6.6	$1,176
Exercisable as of March 31, 2026	953	$57.49	5.2	$245

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per share fair value of the Common Stock as of the measurement date of the intrinsic value. No stock options were granted during the three months ended March 31, 2026. No options were exercised during the three months ended March 31, 2026. The maximum term of options granted under each of the equity incentive plans is ten years.

Total stock-based compensation recorded within operating expenses was $3.6 million and $3.3 million for the three months ended March 31, 2026 and 2025, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of March 31, 2026 were $16.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of March 31, 2026, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 217,302, which was increased from 170,575 shares as a result of automatic annual increase on January 1, 2026.

Total stock-based compensation recorded as operating expense for the ESPP was $12.2 thousand for the three months ended March 31, 2026, and $50.2 thousand for the three months ended March 31, 2025.

For the three months ended March 31, 2026, there were nil shares of Common Stock issued under the ESPP.

Valuation Assumptions

The Company calculates the fair value of stock options granted to employees and nonemployees and shares issued under the ESPP using the Black-Scholes option pricing method. The Black-Scholes option pricing method requires the use of subjective assumptions. There were no stock options granted under the ESPP for the three months ended March 31, 2026.

Semnur 2024 Stock Option Plan

Concurrent with the signing of the Semnur Business Combination Agreement, the Board, the Company (as the sole stockholder of Semnur) and the board of directors of Semnur approved the 2024 Stock Option Plan (the “Semnur 2024 Plan”). Under the Semnur 2024 Plan, 40,000,000 shares of Semnur Common Stock were reserved for future issuance and nonstatutory stock options (“NSOs”) to purchase the same amount of Semnur Common Stock were granted to certain executive officers of Semnur. The NSOs were granted on August 30, 2024 and expire on August 30, 2034. No expense was recorded in connection with the NSOs as of March 31, 2026, as until the date on which all payments and all obligations under the Oramed Note have been paid in full in cash, such options will not be or become exercisable, eligible for exchange, redemption or repurchase, eligible to participate in any dividends or distributions or have any voting rights in respect of the Company or any of its current or future subsidiaries of the Company, and following the closing of the transactions contemplated by the Semnur Business Combination Agreement, the Company, Denali or any of their respective current and future subsidiaries, successors and assigns.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.1 million and $0.2 million for each of the three months ended March 31, 2026 and 2025, respectively.

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

On July 22, 2025, Legacy Semnur entered into a stock issuance agreement with the law firm named therein pursuant to which the law firm was issued 10,000,000 shares of Legacy Semnur common stock as a retainer for legal services. Upon the closing of the Semnur Business Combination, the shares were exchanged for 12,500,000 shares (i.e., the then-existing 10,000,000 shares of Legacy common stock multiplied by the Exchange ratio) of Semnur common stock.

All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company (the “Retainer Shares”). At the option of the law firm, the Retainer Shares may be sold and the net proceeds may be applied against the outstanding legal fees. The Retainer Shares not applied against the outstanding legal fees due will be returned to the Company. As of March 31, 2026, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

12. Variable Interest Entities

Vivasor Business Combination

On December 5, 2025, the Company entered into a Share Transfer Agreement with EAR SPV and Vivasor, pursuant to which, among other things, EAR SPV agreed to sell, and the Company agreed to buy, all 6,101,468 shares of Vivasor’s Series A-1 Preferred Stock, par value $0.00001 per share, held by EAR SPV, for an aggregate purchase price of $9.0 million.

The Company evaluated Vivasor under the VIE model in accordance with ASC 810 and concluded that Vivasor is a VIE because it lacked sufficient equity at risk to finance its activities without additional subordinated support (see Note 3). Due to the Company’s power to direct key activities through its eligible majority board representation and its significant economic exposure through its 32.6% equity interest, it was determined that the Company was the primary beneficiary of Vivasor. As a result, the Company consolidated Vivasor as of the Vivasor Transaction Date. The Company will reassess its primary beneficiary status and VIE conclusion for Vivasor upon the occurrence of any reconsideration events.

The Company’s unaudited condensed consolidated balance sheet at March 31, 2026 includes balances for Vivasor of $2.9 million for cash and cash equivalents, $12.6 million property and equipment, net, $21.2 million accounts payable and $20.0 million accrued expenses. For the three months ended March 31, 2026, share issuance to third-party attributable to the noncontrolling interest was $1.5 million.

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

The Company further concluded that Scilex Bio did not meet the definition of a business under ASC 805, Business Combinations. Therefore, the transaction was accounted for as an asset acquisition under ASC 805-50. As the shares of Semnur Common Stock were contributed by the Company (the parent) to an entity under common control, they were recorded at their historical carrying value of $0 in the condensed consolidated financial statements. The KDS2010 license rights contributed by IPMC were recorded at 40% of their estimated fair value of $9.4 million for $4.9 million and immediately expensed as in-process research and development (“IPR&D”) in accordance with ASC 730, Research and Development, as the contributed IP had no alternative future use. A current liability of $1.1 million was also recognized for the initial upfront payment due under the licensing arrangement (further discussed below).

Additionally, the Company recorded $1.8 million in additional paid-in capital as a capital contribution. For the three months ended March 31, 2026, net loss from Scilex Bio attributable to the noncontrolling interest was $22.4 thousand.

The Company’s unaudited condensed consolidated balance sheet at March 31, 2026 includes balances for Scilex Bio of nil for cash and cash equivalents, nil property and equipment, net, $0.1 thousand accounts payable and $1.1 million accrued expenses.

As of March 31, 2026, Scilex Bio had not commenced revenue-generating operations and remains focused on early-stage development efforts for KDS2010. The Company will reassess its primary beneficiary status and the VIE conclusion for Scilex Bio upon the occurrence of any reconsideration events.

In connection with the formation of Scilex Bio, on April 17, 2025, the entity entered into a license agreement with IPMC and NeuroBioGen Company (“NBG”), under which it obtained exclusive rights to develop and commercialize KDS2010 globally, except for Korea. Under the terms of the agreement, Scilex Bio may be required to make aggregate payments of up to KRW 6.5 trillion (approximately $4.8 billion) to NBG, consisting of an upfront fee of KRW 1.5 billion (approximately $1.1 million), and KRW 68.5 billion (approximately $50.7 million) contingent upon the achievement of specified development, regulatory and commercial milestones. Scilex Bio is also required to pay royalties equal to 5% of net sales of licensed products, payable quarterly until the expiration of the last-to-expire licensed patent. Aggregate payments to NBG are capped at KRW 6.5 trillion (approximately $4.8 billion). As of March 31, 2026, only the first tranche of the upfront fee (KRW 1.5 billion or approximately $1.1 million) had become payable, subject to the satisfaction of certain obligations on the part of NBG, and was recorded as a current liability.

Semnur

On September 22, 2025, the Company’s majority owned subsidiary Semnur completed the Semnur Business Combination Agreement (see Note 3). Semnur is the Company’s majority owned clinical late-stage pharmaceutical company focused on the development and commercialization of SEMDEXA.

The Semnur Business Combination was accounted for as a reverse recapitalization. Because the Company controlled Semnur before the Semnur Business Combination and also controls Semnur following the Semnur Business Combination, Denali was treated as the “acquired” company for financial reporting purposes. Accordingly, the Semnur Business Combination was treated as the equivalent of Semnur issuing stock for the net assets of Denali, accompanied by a recapitalization whereby the net assets of Denali will be stated at historical cost and no goodwill or other intangible assets are recorded.

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

The Company’s unaudited condensed consolidated balance sheet at March 31, 2026 includes balances for Semnur of $0.1 million for cash and cash equivalents, $0.7 million property and equipment, net, $6.4 million accounts payable, $1.2 million accrued expenses, and $2.8 million note payable. For the three months ended March 31, 2026, net loss from Semnur attributable to the noncontrolling interest was $0.9 million.

13. Commitments and Contingencies

Securities Purchase Agreement (the “PIPE SPA”)

On August 20, 2025, the Company and Legacy Semnur entered into a securities purchase agreement ("PIPE SPA:) with the investor named therein, pursuant to which the investor agreed to purchase 1,250,000 shares of Common Stock at a price of $16.00 per share, for an aggregate purchase price of $20.0 million following the consummation of the Semnur Business Combination. On September 22, 2025, the PIPE SPA was amended to provide that unless such agreement was terminated pursuant to its terms (or otherwise by mutual agreement of the parties thereto), the closing of the transactions contemplated thereby would occur not later than the 14th business day following the closing of the Semnur Business Combination, subject to the satisfaction or waiver of the closing conditions set forth therein. As of March 31, 2026, the transaction had not closed and accordingly, the shares had not been issued and the funds had not been received. As described in Note 15, on April 20, 2026, the Company and Semnur Inc. delivered written notice terminating the PIPE SPA pursuant to Section 8 thereof. The PIPE SPA terminated as of April 20, 2026 and is no longer in effect and the transactions contemplated thereby will not be consummated (see Note 15).

Product Development Agreement

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. ("Oishi," and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103 (the “Products”), for Scilex Pharma. The Developers initially developed and have intellectual property rights relating to the Products. Pursuant to the Product Development Agreement, Scilex Pharma acquired an exclusive right to develop and commercialize the Products worldwide except for Japan. The Developers are responsible for sourcing and supplying lidocaine for development and commercialization purposes.

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Scilex Pharma made royalty payments in the amount of $1.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, Scilex Pharma had ending balances of accrued royalty payables of $1.8 million and $2.1 million, respectively. Total royalty expense recorded within cost of revenue was $0.9 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

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

In May 2025, Scilex Pharma and the vendor entered into a work order in which the parties agreed to convert substantially all of the sales representatives allocated under the Project Agreement to become employees of the vendor. The work order shall be in effect and remain in effect until the thirty-six months anniversary of the Deployment Date, as set forth in accordance with the terms of the Project Agreement, which is June 3, 2025, or until terminated in accordance with the terms of the Project Agreement or unless extended as provided therein (the “Term”). The Term may be extended for additional periods of one (1) year (each, an “Additional Term”) upon the mutual written agreement of the parties not less than sixty (60) days before the end of the Term or any Additional Term. Scilex Pharma paid a one-time implementation fee of $72.0 thousand associated with the operational setup and the recruiting of the sales representatives and will pay fixed monthly fee of $1.2 million for year one and $1.3 million for each of year two and year three.

Pursuant to the terms set forth in the Project Agreement, either party may terminate this work order without cause upon ninety (90) days prior written notice to the other party; provided, however, that such termination by Scilex Pharma may not occur prior to the twelve (12) month anniversary of the Deployment Date.

PA OPS Investment Agreement

In August 2025, Scilex Bio entered into the Investment Agreement with Investor LLC.

Pursuant to the terms of the agreement, the Company committed to providing $2.5 million (the “Committed Amount”) in future funding, contingent upon Investor LLC successfully identifying and acquiring an appropriate target company (“Target”) for investment using the Committed Amount by December 31, 2025. Although the arrangement was legally structured as if the Investor LLC had extended a $2,500,000 loan (the “Loan”) to Scilex at an annual interest rate of 4.03%, no cash was exchanged between the Investor LLC and the Company on Day 1. Accordingly, the Company concluded that, in substance, the transaction does not represent a loan. In August 2025, the LLC acquired the Target which consists of certain assets of a nursing home. However, as the Company is yet to provide the full funding of the Committed Amount, the Company has no ownership interest in the LLC or in the nursing home as of December 31, 2025. On December 31, 2025, the Company made $1.0 million in cash (the “Funding”) payment to Investor LLC out of the Committed Amount of $2.5 million, this funding was treated as a partial repayment of the Loan, therefore, no equity ownership was granted to Scilex, as the Target has already been acquired, the Funding is no longer subject to a refund. The Company considered the consolidation models provided in ASC 810 to determine if the Company should consolidate Investor LLC as of December 31, 2025 and concluded that the Funding meets the definition of a VIE but are not in scope of ASC 810, as the Company has not yet received any equity ownership in the Investor LLC, does not hold a board seat, does not have the power to direct Investor LLC's significant activities and it does not have an obligation to absorb any of the VIE's losses, or rights to receive any benefits from the VIE, further, the Company assess and concludes it does not meet the definition of a derivative under ASC 815. The Company accounted for the Funding as an equity security under ASC 321 as it provides the Company with the right to acquire equity ownership in the future at a fixed price through the payment of the remaining Committed Amount. The Company recorded the Funding in equity investment in the Company balance sheet at cost, net of any impairment, there were no indicators of impairment as of March 31, 2026.

Commitment to Purchase QScan Common Stock

On January 29, 2026, the Company entered into a Common Stock Purchase Agreement (the “Commitment”) with QScan, pursuant to which QScan agreed to sell and the Company agreed to purchase 193,021,436 shares of QScan Common Stock at $0.14247 per share for an aggregate purchase price of approximately $27.5 million. The closing is conditioned on the prior conversion of the QScan Note. As of March 31, 2026, the acquisition of QScan Common Stock had not been completed and the Company holds no equity ownership interest in QScan.

In November 2025, the Company paid $2.5 million to QScan as a non-refundable deposit toward the Commitment (the “QScan Fee”). The QScan Fee was classified as a prepayment as of December 31, 2025 and reclassified as the cost basis of the Commitment upon execution of the agreement in January 2026. The Commitment does not meet the definition of a derivative under ASC Topic 815 and is accounted for under ASC Topic 321 using the measurement alternative, carried at cost of $2.5 million, less any impairment. No impairment was recorded as of March 31, 2026.

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

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022 to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, the Company and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, the Company and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to the Company to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024, which payment has been made on July 8, 2024 and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm; (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). The Company and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect the Company's claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. The Court requested further briefing on the remedies solely as to the remaining defendant, Mr.

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

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex and Aveva were subject to an automatic 30-month stay preventing them from selling a generic version of ZTlido during that time, which was extinguished by the U.S. District Court for the Southern District of Florida decision described below. Aveva received FDA approval for any generic version of ZTlido on March 25, 2025. The two Apotex entities were dismissed from the litigation without prejudice, as they no longer had an interest in the generic product that Aveva seeks to market. Before trial, Aveva dropped its challenge to the validity and enforceability of the Company’s patents. Trial in the ZTlido Patent Litigation was held from July 8, 2024 to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case was submitted to the U.S. District Court for the Southern District of Florida. On August 26, 2024, that court issued a decision finding that Aveva’s product does not infringe the Company’s ZTlido Patents. The Company is appealing that decision to the U.S. Court of Appeals for the Federal Circuit, and it filed a Notice of Appeal with the U.S. District Court for the Southern District of Florida on September 25, 2024. Briefing by the parties has been completed. Oral argument was held on May 11, 2026. The parties are awaiting a decision from the Federal Circuit.

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

Scilex-St. James Loan Lawsuit

On March 11, 2026, the Company filed a complaint against Marc Wade, St. James, Omega & Corinth Group Ltd., certain associates thereof (collectively, the “Wade Defendants”), and Bank of New York Mellon Corporation (“BNY”) in the United States District Court for the Central District of California. The complaint asserts five causes of action: (1) federal securities fraud (against all defendants); (2) state securities fraud (against the Wade Defendants); (3) fraudulent inducement (against the Wade Defendants); (4) unlawful conversion (against all defendants); and (5) negligence (against BNY). The Company seeks money damages in excess of $100 million, punitive damages, pre- and post- judgment interest, disgorgement of profits, and attorney fees.

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of March 31, 2026, the Company’s leases have remaining lease terms of approximately 1.5 years. The terms of the Company’s leases, ranging from 1 to 13 years, include extension options that were reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the operating lease right-of-use (“ROU”) assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of March 31, 2026, the Company has no finance leases.

Lease expense was $1.2 million and $0.3 million for the three months ended March 31, 2026 and 2025 and was primarily comprised of operating lease costs. The lease expense included variable lease costs and sublease income, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(1,105)	$(227)
Weighted average remaining lease term in years — operating leases	10.4	2.5
Weighted average discount rate — operating leases	13.4%	11.0%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2026 (Remainder of 2026)	$2,930
2027	2,997
2028	2,081
2029	2,059
2030	2,131
Thereafter	17,323
Total lease payments	29,522
Less imputed interest	14,955
Total lease liabilities	14,567
Less current portion of lease liability	1,723
Lease liability, net of current portion	$12,686

14. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three months ended March 31, 2026 and 2025 (in thousands except per share data):

	Three Months Ended March 31,
	2026	2025
Net loss	$(45,650)	$(26,080)
Net loss attributable to noncontrolling interest	$(2,380)	$—
Net loss for basic and diluted loss per share available to common stockholders	$(43,270)	$(26,080)
Weighted average number of shares outstanding	6,891	5,065
Weighted average Common Stock warrants exercisable for nominal consideration	—	6,500
Weighted average number of shares, basic	6,891	11,565
Weighted average number of shares, diluted	6,891	11,565
Basic	$(6.28)	$(2.26)
Diluted	$(6.28)	$(2.26)

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

In the computation of net loss per share, treasury shares are not included as part of the outstanding shares. Shares of the Dividend Stock, as declared by the Board on October 27, 2024 and not yet distributed as of March 31, 2026 and 2025, are also excluded from the computation of net loss per share because the associated Series 1 Preferred Stock is not considered to be a participating security. On February 2, 2026, the Board approved revocation of the declaration of the Dividend Stock. No shares of Series 1 Mandatory Exchangeable Preferred Stock had ever been issued or outstanding as of February 2, 2026.

On February 3, 2026, in connection with the Dividend Revocation, the Company filed the Certificate of Elimination of Dividend Stock with the Secretary of State of the State of Delaware. The Certificate of Elimination, which became effective immediately upon filing, eliminated the previously designated 5,000,000 shares of Dividend Stock and caused such shares to resume their status as undesignated shares of preferred stock of the Company. No shares of Dividend Stock were issued or outstanding upon the filing of the Certificate of Elimination.

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

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	March 31,	March 31,
	2026	2025
Stock options	1,494,241	1,022,353
Retainer Shares	399,999	399,999
Public Warrants	156,115	156,220
Private Warrants	28,572	28,572
Shares issuable under the ESPP	3,875	9,557
Shares issuable under the SIPA	8,571	8,571
February 2024 BDO Firm Warrants	108,686	108,686
February 2024 BDO Representative Warrants	13,446	13,446
April 2024 RDO Common Warrants	—	428,572
April 2024 RDO Placement Agent Warrants	34,286	34,286
Deposit Warrants	3,250,000	3,250,000
October 2024 Noteholder Warrants	107,142	214,284
October 2024 Placement Agent Warrants	104,848	104,848
December 2024 RDO Common Warrants	537,298	1,642,871
StockBlock Warrants	131,472	131,472
Shares issuable under Tranche B Notes	329,671	1,114,770
Exchange Warrants	500,000	—
September 2025 Warrants	275,000	—
November 2025 Warrants	1,356,594	—
November 2025 Placement Agent Warrants	72,352	—
February 2026 Warrants	100,000	—
Total	9,012,168	8,668,507

15. Subsequent Events

Oramed Debt Extension

Following the extension provided on March 29, 2026, on April 19, 2026, Oramed further extended the maturity of the Extended Payments from April 20, 2026 to April 30, 2026. In connection therewith, Scilex paid Oramed $1.0 million in shares of Datavault Common Stock on May 7, 2026 as fees for the extension provided. Also under the Extended Payments, $10.0 million was due on May 15, 2026, which was partially paid in Datavault shares with an outstanding balance of $7.4 million. The remaining outstanding balance of the Oramed Note, including interest and paid in kind, is due on or before June 15, 2026.

Litigation

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

FSF Warrant Purchase Agreement

On April 16, 2026, Henry Ji, Ph.D, Chief Executive Officer and President of the Company and Stephen Ma, Chief Operating Officer and Chief Financial Officer of the Company, entered into a Warrant Purchase Agreement (the “FSF

Warrant Purchase Agreement”) with FSF Lender. Pursuant to the agreement, FSF Lender sold its warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (the “Deposit Warrant”) for $0.5 million payable within two business days of the agreement date.

Vivasor Subscription Agreement

On April 16, 2026, Vivasor entered into a Subscription Agreement (the “Subscription Agreement”) with Datavault. Pursuant to the Subscription Agreement, Datavault will purchase an aggregate of 8,163,265 shares of Series A Common Stock of Vivasor shares at $6.125 per share, for an aggregate purchase price equal to $50 million, payable in 75,942,666 shares of Datavault Common Stock upon acceptance of the Subscription Agreement.

Datavault Loan

On April 26, 2026, the Company entered into a binding term sheet with Datavault (the “Datavault Term Sheet”).

Pursuant to the Datavault Term Sheet, and subject to the finalization of mutually agreeable definitive transaction documents and, ultimately, the satisfaction of certain customary closing conditions to be contained therein, it is expected that Scilex will make an upfront cash contribution to Datavault in the amount of $120,000,000, to be paid in multiple closings, with the final closing to occur no later than December 31, 2026 (the “Upfront Payment”). Datavault will use the proceeds from the Upfront Payment exclusively to fund the deployment of Datavault’s quantum-ready graphics processing units infrastructure across an estimated 100 cities in the United States (the “Quantum-Ready Edge Network”), including build-out, equipment, related working capital, and reasonable overhead expenses directly attributable thereto. Pursuant to the Datavault Term Sheet, the Company will make an upfront cash contribution to Datavault in the amount of $120.0 million at the closing of the Datavault Term Sheet transaction. The Upfront Payment is to fully fund the deployment of Datavault's Quantum-Ready Edge Network Graphics Processing Units (“GPU”) infrastructure across the United States. The Upfront Payment is securitized by the total GPUs in stock. As further consideration, Datavault will pay to the Company certain revenue shares recognized by Datavault attributable to Quantum-Ready Edge Network.

Dividend of Dream Bowl Meme Coin I Tokens

On April 20, 2026, the Board of Directors of the Company declared a dividend (the “Dividend”) of Dream Bowl Meme Coin I tokens (the “Dream Bowl Tokens”) to eligible record equity holders of common stock, par value $0.0001 per share, the Common Stock and other equity securities. Such eligible holders are the holders of the following Company securities, in each case as of the close of business on April 30, 2026 (such date, the “Record Date”): (i) Common Stock (such record holders, the “Record Common Holders”), (ii) certain warrants to purchase Common Stock that have not been exercised and settled prior to the Record Date (and which have the right to participate in the Dividend pursuant to the terms of their respective warrants, other than, for the avoidance of doubt, any of the Company's publicly traded warrants to purchase Common Stock with an exercise price of $11.50 per share (or $402.50 on a post-reverse stock split basis)) (such record holders, the “Record Warrant Holders”), (iii) certain Tranche B senior secured convertible notes of the Company that have not been converted and settled prior to the Record Date (and which have the right to participate in the Dividend pursuant to the terms of their respective notes) (such record holders, the “Record Note Holders”), and (iv) the Company’s Series A Preferred Stock such record holder, the “Record Preferred Holder” and together with the Record Common Holders, the Record Warrant Holders and the Record Note Holders, the “Record Holders”). The Dividend will be (i) made on the basis of five (5) Dream Bowl Tokens for each one (1) share of Common Stock held (or underlying the applicable Securities held) by such Record Holders on the Record Date and (ii) paid beginning on May 26, 2026 the “Payment Date”).

Definitive Agreement with Phoenix Asia Holdings Limited

On May 04, 2026, the Company announced that its indirect subsidiary, ACEA Therapeutics, ACEA Pharma, Inc., an exempted company incorporated with limited liability in the Cayman Islands and wholly owned subsidiary of ACEA Therapeutics (“ACEA Pharma”), and Phoenix Asia Holdings Limited, a company organized under the laws of the Cayman Islands (“Phoenix”) (Nasdaq: PHOE), entered into a stock acquisition agreement pursuant to which ACEA Therapeutics agreed to transfer and sell, and Phoenix agreed to purchase, 100% of the issued and outstanding equity interests of ACEA Pharma in exchange for the delivery to ACEA Therapeutics of 100,000,000 newly-issued ordinary shares of Phoenix at $10.00 per share, par value $0.00001 per share, at $10.00 per share (the “PHOE

Acquisition”), the value of which was as agreed by the parties to be $1,000,000,000.

Upon the closing of the PHOE Acquisition, Phoenix will be renamed ACEA Pharma, Inc. (the “Go-Forward Company”), and its common stock is expected to be listed on the Nasdaq Capital Market. The boards of directors of ACEA Therapeutics, ACEA Pharma and Phoenix have unanimously approved the proposed transaction. The closing of the PHOE Acquisition, which is expected to occur by the end of the second quarter of 2026, is subject to certain customary closing conditions, including applicable regulatory and stock exchange approval. Upon the closing of the PHOE Acquisition, ACEA Therapeutics anticipates that it will own approximately 82% of the Go-Forward Company.

Wellgistics Health Inc, Agreement

On May 19, 2026, the Company, Datavault and EOS entered into a fully binding term sheet with Wellgistics Health, Inc. (“Wellgistics”), a health information technology leader, integrating proprietary pharmacy dispensing optimization artificial intelligence platform into its patented blockchain-enabled smart contracts platform, to build Wellgistics into DelivMeds AI, a healthcare company that will focus on improving data driven outcomes following the completion of three concurrent transactions, one of which is the acquisition of the QOLPOM intellectual property from EOS and the Company that enables wearables-driven biometric confirmation of pharmacodynamic drug effect and biometric confirmation named-patient to receive home drug delivery.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2026 (the “Annual Report on Form 10-K”). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” As a result of these risks, you should not place undue reliance on these forward-looking statements. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

On April 15, 2025, we effected a reverse stock split of our Common Stock at a ratio of 1-for-35 (the “Reverse Stock Split”). Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q reflects the effect of the Reverse Stock Split.

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018, in-licensed two commercial products in 2022 and 2023, and are developing our late-stage pipeline. Our commercial product, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), is a prescription lidocaine topical product approved by the U.S. Food and Drug Administration ("FDA") for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a third-party dedicated sales force of about 29 people, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We also in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We launched GLOPERBA in June 2024 and believe we are well-positioned to market and distribute the product. In January 2025, we in-licensed the rights to commercialize GLOPERBA outside of the U.S. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. In January 2025, we received approval from Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for ELYXYB for the acute treatment of migraine with or without aura in Canada.

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

Since our inception, we have invested substantial efforts and financial resources into acquiring product and technology rights while building our intellectual property portfolio and infrastructure. In June 2022, we in-licensed the exclusive right to commercialize GLOPERBA oral solution, an FDA-approved prophylactic treatment for painful gout flares in adults, in the U.S. In February 2023, we acquired rights to FDA-approved ELYXYB in the U.S. and Canada for the acute treatment of migraine. We intend to continue to explore and evaluate additional opportunities such as these to grow our business. We have incurred significant operating losses as a result of such investment efforts, including the development of SEMDEXA, conducting of Phase 3 trials for SEMDEXA, and the development of SP-103 and SP-104. Our ability to generate sufficient revenue to achieve profitability will depend on the successful commercialization of our products, ZTlido, GLOPERBA and ELYXYB, and the development of our product candidates. We had a net loss of $45.6 million and $26.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $965.1 million. As of March 31, 2026, we had cash and cash equivalents of approximately $3.4 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements and our independent registered public accounting firm report included elsewhere in this Quarterly Report on Form 10-Q for additional information.

We expect to continue to make investments in our marketing organization and expand digital marketing efforts to broaden awareness of ZTlido, GLOPERBA and ELYXYB and in research and development, clinical trials and regulatory affairs to develop our product candidates, SEMDEXA, SP-103 and SP-104. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, government contracts or other strategic transactions. We may be unable to raise additional funds or enter into such agreements or arrangements when needed on favorable terms, or at all. If adequate funds on acceptable terms are not available when needed, we may be required to reduce the scope of the commercialization of ZTlido, GLOPERBA and ELYXYB or delay, scale back or discontinue the development of one or more of our product candidates.

As discussed in our Annual Report on Form 10-K, we have adopted a cryptocurrency treasury strategy in which we intend to invest in Bitcoin, Ethereum and other blockchain-linked cryptocurrencies. We intend to accumulate such cryptocurrencies as a long-term treasury asset. Our goal is to acquire and grow our overall cryptocurrency position and utilize professional treasury strategies to both increase our cryptocurrency holdings, while driving revenue via a range of staking and related yield-generating activities. In the future, we plan to evaluate additional cryptocurrency holdings and transactions, including but not limited to strategic investments and/or acquisitions of operating companies that we view as aligned with our cryptocurrency treasury strategy.

The Company plans to continue to adopt treasury strategy during the year 2026, under which the principal holding in its treasury reserve on the balance sheet will be allocated to cryptocurrency, and specifically a long-term strategy of holding Ethereum, Bitcoin, BNB, Doge and/or other blockchain-linked cryptocurrencies. Additionally, we intend to monitor ongoing developments in the regulatory environment around cryptocurrencies, including pending federal legislation, and may modify or expand our treasury strategy to the extent we determine compliant with federal rules and regulations and not giving rise to a requirement that the Company register as an investment company under the 1940 Act. Although we believe that Ethereum, Bitcoin, BNB, Doge, and/or other blockchain-linked cryptocurrencies in which we have invested or may invest are based on proven blockchain technology and supported by established infrastructure pertaining to custody and transacting in such cryptocurrencies, our cryptocurrency treasury strategy will be subject to the risks described in the section of the Annual Report on Form 10-K titled “Risk Factors” under the heading “Risks Related to Cryptocurrency”.

Recent Developments

Quantum Scan Holdings Investment

On January 29, 2026, we entered into a convertible promissory note (the “QScan Note”) with Quantum Scan Holdings, Inc. (“QScan”). Pursuant to the QScan Note, the Company loaned QScan an aggregate of $20 million. The agreement contains certain conditions, and if met the $20 million can be converted into 140,379,226 shares of common stock of QScan. As of March 31, 2026, the note has not converted into shares of common stock. The QScan Note has a maturity date of October 29, 2026, and will commence accruing interest at a rate of 3.66% per annum commencing on April 29, 2026. In November 2025, the Company paid $2.5 million to QScan as a non-refundable service fee (the “QScan Fee”). The QScan Fee was classified as a prepayment as of December 31, 2025 and reclassified as the cost basis of the Commitment upon execution of the agreement in January 2026.

The Company and QScan also entered into a common stock purchase agreement, dated January 29, 2026 (the “QScan Stock Purchase Agreement”). Pursuant to the QScan Stock Purchase Agreement, QScan agreed to sell to the Company, and the Company agreed to purchase from QScan, an aggregate of 193,021,436 shares of common stock of QScan (the “QScan Stock Purchase”) for an aggregate purchase price of approximately $27.5 million. The closing of the QScan Stock Purchase shall occur within five business days of written notice delivered by QScan to the Company. The QScan Stock Purchase Agreement contains customary representations, warranties and covenants of the Company and QScan.

PA OPS Investor LLC Investment

In August 2025, Scilex Bio entered into an Investment Commitment Agreement (the “Investment Agreement”) with PA OPS Investor LLC (“Investor LLC”). Pursuant to the terms of the agreement, the Company committed to providing $2.5 million (the “Committed Amount”) in future funding, contingent upon Investor LLC successfully identifying and acquiring an appropriate target company (“Target”) for investment using the Committed Amount by December 31, 2025. As of March 31, 2026, the Company made $1.2 million in cash (the “Funding”) payment to Investor LLC out of the Committed Amount of $2.5 million, this funding was treated as a partial repayment of the Loan, therefore, no equity ownership was granted to Scilex. The Company recorded the Funding in equity investment in the Company balance sheet at cost.

Components of Our Results of Operations

Net Revenue

Net revenue primarily consists of product sales of ZTlido, ELYXYB and GLOPERBA in the United States and contract service revenue. For product sales of ZTlido, ELYXYB and GLOPERBA, we record gross-to-net sales adjustments for government and commercial rebates, chargebacks, wholesaler and distributor fees, sales returns, special marketing programs, and prompt payment discounts. We expect that any net revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for our product.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue primarily consists of the cost of purchasing ZTlido, ELYXYB and cost of fulfilling custom orders such as raw materials, and labor to develop drug compounds that can be developed further to be used at clinical trials by our customers, inventory write-downs related to expiration dates for on-hand inventory, cost of shipments, and royalty payments to our manufacturers. We expect the cost of revenue to fluctuate with related net sales revenue.

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

Other (Income) Expense

Gain on Derivative Liability

Gain on derivative liability includes the remeasurement of the derivative warrant liability and Scilex-St. James compound derivative. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments includes the remeasurement of (i) the senior secured promissory note the Company issued to Oramed Pharmaceuticals, Inc. (“Oramed”) in September 2023 in the principal amount of $101.9 million (the “Oramed Note”) with $7.7 million principal amount outstanding as of March 31, 2026, (ii) the senior secured convertible notes issued in October 2024 in the principal amount of $50.0 million (the “Tranche B Notes”) with $12.0 million principal amount outstanding as of March 31, 2026, and (iii) the purchased revenue liability associated with the Purchase and Sale Agreement (the “ZTlido Royalty Purchase Agreement”) that we entered into in October 2024 with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed and (iv) the purchased revenue liability associated with the Purchase and Sale Agreement (the “Gloperba-Elyxyb Royalty Purchase Agreement”) that we entered into in February 2025 with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Other Expense, Net

Other expense, net for the three months ended March 31, 2026, primarily consists of interest on Vivasor debts, interest on the balances due for government and commercial rebate programs and interest related to the deferred consideration for GLOPERBA license acquired from Romeg in 2022. Government rebate programs include state Medicaid drug rebate programs and commercial rebate programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates for access to and position on that provider’s patient drug formulary and the change in the AARDVARK contingent consideration liability. Other expense, net for the three months ended March 31, 2025 consists of interest on the balances due for government and commercial rebate programs and interest related to the deferred consideration for GLOPERBA license acquired from Romeg in 2022.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange relates to foreign exchange (gains) losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation ("Itochu"), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Gain on Debt Extinguishment

Gain on debt extinguishment related to gains on debt extinguishment during the period. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Unrealized Loss on Digital Assets, net

Unrealized Loss on digital assets related to unrealized losses on our digital assets held during the period. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Unrealized Loss on Equity Method Investments, net

Unrealized loss on equity method investments (or “EMI”) related to unrealized losses on our investment in Datavault accounted for using the equity method. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Realized (Gain) on Equity Method Investments, net

Realized gain on equity method investments (or “EMI”) related to realized gains on our investment in Datavault accounted for using the equity method. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Realized Loss on Securities

Realized loss on securities related to realized losses on AARDVARK Therapeutics series B preferred securities sold during the period.

Results of Operations for the Three Months ended March 31, 2026 and 2025

The following tables summarize our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Changes
Statements of Operations Data:
Net revenue	$8,613	$5,004	$3,609
Net operating costs and expenses:
Cost of revenue	4,447	1,384	3,063
Research and development	3,210	2,456	754
Selling, general and administrative	31,033	28,060	2,973
Intangible amortization	2,092	1,002	1,090
Total net operating costs and expenses	40,782	32,902	7,880
Loss from operations	(32,169)	(27,898)	(4,271)
Other (income) expense, net:
Gain on warrant derivative liabilities	(25,709)	(10,409)	(15,300)
Loss on compound derivative of Scilex-St. James Loans	21,829	—	21,829
Change in fair value of debt and liability instruments	2,797	6,114	(3,317)
Other expense, net	3,779	2,481	1,298
(Gain) Loss on foreign currency exchange	279	(4)	283
Unrealized loss on digital assets, net	18,064	—	18,064
Unrealized loss on equity method investments carried at fair value, net	31,710	—	31,710
Realized (gain) on equity method investments carried at fair value, net	(42,338)	—	(42,338)
Realized loss on securities	3,071	—	3,071
Total other expense, net	13,481	(1,818)	15,300
Loss before income taxes	(45,650)	(26,080)	(19,571)
Net loss	$(45,650)	$(26,080)	$(19,571)

Comparison of the Three Months Ended March 31, 2026 and 2025

Net Revenue

The following table summarizes net revenue by product for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
ZTlido
Net Revenue	5,122	$3,986	$1,136
ELYXYB
Net Revenue	1,131	840	291
GLOPERBA
Net Revenue	—	178	(178)
Vivasor Contract Revenue
Net Revenue	2,359	—	2,359
Total Net Revenue	$8,613	$5,004	$3,609

Net revenue for the three months ended March 31, 2026 and 2025 was $8.6 million and $5.0 million, respectively. The increase of $3.6 million was primarily related to a $1.1 million increase in net product sales of ZTlido, Vivasor Contract revenue increased by $2.4 million due to increase in net service revenue, $0.3 million in net product sales of Elyxyb and a $0.2 million decrease in net product sales of Gloperba. The increase in net sales for our commercial products was mainly driven by an increase in sales demand.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
ZTlido
Cost of Revenue	$1,854	$571	$1,283
Cost of Revenue - Royalties	895	702	193
Other Cost of Revenue	7	9	(2)
Total ZTlido	2,756	1,282	1,474
ELYXYB
Cost of Revenue	52	30	22
Cost of Revenue - Royalties	91	67	24
Total ELYXYB	143	97	46
GLOPERBA
Cost of Revenue	—	5	(5)
Total GLOPERBA	—	5	(5)
Vivasor Contract Revenue
Cost of Revenue	1,548	—	1,548
Total Vivasor Contract Revenue	1,548	—	1,548
Total Cost of Revenue	$4,447	$1,384	$3,063

Cost of revenue for the three months ended March 31, 2026 and 2025 was $4.4 million and $1.4 million, respectively. Cost of revenue increased by $1.5 million for Vivasor Contract Revenue and for ZTlido increased by $1.5 million, primarily driven by an increase in shipping cost and increase in gross product sales due to an increase in sales demand.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
SP-102
Contracted R&D	$755	$75	$680
Personnel	359	104	255
Other	152	8	144
Total SP-102	1,266	187	1,079
SP-103
Contracted R&D	147	288	(141)
Personnel	207	299	(92)
Other	50	46	4
Total SP-103	404	633	(229)
SP-104
Contracted R&D	2	24	(22)
Personnel	9	61	(52)
Other	8	9	(1)
Total SP-104	19	94	(75)
GLOPERBA
Contracted R&D	38	72	(34)
Personnel	126	222	(96)
Other	5	590	(585)
Total GLOPERBA	169	884	(715)
ELYXYB
Contracted R&D	201	77	124
Personnel	169	286	(117)
Other	64	146	(82)
Total ELYXYB	434	509	(75)
R&D Discovery Project
Contracted R&D	88	35	53
Personnel	491	107	384
Other	339	7	332
Total R&D Discovery Project	918	149	769
Total Research and Development Expenses	$3,210	$2,456	$754

Research and development expenses for the three months ended March 31, 2026 and 2025 were $3.2 million and $2.5 million, respectively. The increase was primarily attributed to higher development cost related to SP-102 and additional expenses related to KDS2010 to Scilex Bio.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were $31.0 million and $28.1 million, respectively. The increase of approximately $2.9 million was primarily due to a $2.8 million increase in advisory and financing expenses, a $1.1 million increase in facility expense, a $0.7 million increase in contract service, a $0.1 million increase in insurance cost, and a $0.1 million increase in bad debts, a $1.4 million increase in other expenses, partially offset by a $1.7 million decrease in personnel cost, a $0.6 million decrease in legal fees, a $0.7 million decrease in travel cost and a $0.3 million decrease in product promotions in the three months ended March 31, 2026.

Intangible Amortization Expense

Intangible amortization expense for each of the three months ended March 31, 2026 and 2025 was $2.1 million and $1.0 million, respectively. The increase of $1.1 million is related to the amortization of the Datavault acquired license (see Note 7 titled “Goodwill and Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Gain on Warrant Derivative Liabilities

Gain on derivative liability for the three months ended March 31, 2026 and 2025 were ($25.7) million and ($10.4 million), respectively. The gain recognized during the three months ended March 31, 2026 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants, the Exchange Warrants (as defined below), September 2025 Warrants, November 2025 Warrants, February 2026 Warrants (each as defined below). The gain recognized during the three months ended March 31, 2025 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Warrant, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants.

Loss on compound derivative of Scilex-St. James Loans

Loss on compound derivative of Scilex-St. James Loans for the three months ended March 31, 2026 and 2025 was $21.8 million and nil, respectively. Compound derivative of $21.8 million for the three months ended March 31, 2026 was attributed to the termination of Scilex-St. James Loan Agreement on March 16, 2026.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the three months ended March 31, 2026 and 2025 was $2.8 million and $6.1 million, respectively. The loss recognized during the three months ended March 31, 2026 was attributed to losses of $1.2 million for the Oramed Note, $0.7 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, $0.1 million for the purchased revenue liability pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement, a $0.8 million in change in fair value of the Tranche B Notes. The loss recognized during the three months ended March 31, 2025, was attributed to losses of $2.8 million for the Oramed Note, $0.8 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement and $2.5 million in change in fair value of the Tranche B Notes.

Other Expense, Net

Other expense, net for the three months ended March 31, 2026 and 2025 was $3.8 million and $2.5 million, respectively. Other expense, net of $3.8 million for the three months ended March 31, 2026 primarily consists of interest on Vivasor debts, interest on the balances due for government and commercial rebate programs, and interest related to the deferred consideration for GLOPERBA license acquired from Romeg in 2022. Government rebate programs include state Medicaid drug rebate programs and commercial rebate programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates for access to and position on that provider’s patient drug formulary. Other expense, net also includes the reduction of the $3.0 million AARDVARK contingent consideration liability as of December 31, 2025 by $1.5 million due to a change in fair value during the three months ended March 31, 2026. The remaining $1.5 million obligation, now fixed and determinable, was reclassified from contingent consideration to accounts payable as of March 31, 2026. Interest expense of $2.5 million for the three months ended March 31, 2025 primarily consists of the interest on the balances due for government and commercial rebate programs.

Unrealized Loss on Digital Assets, net

Unrealized loss on digital assets for the three months ended March 31, 2026 and 2025 was $18.1 million, and nil, respectively. The unrealized loss during the three months ended March 31, 2026, was attributed to the unrealized loss on digital assets held, which had depreciated in value.

Unrealized Loss on Equity Method Investments carried at fair value, net

Unrealized loss on equity method investments for the three months ended March 31, 2026 and 2025 was $31.7 million and nil, respectively. The unrealized loss during the three months ended March 31, 2026 was attributed to the unrealized loss on Datavault investment held that had depreciated in value.

Realized (Gain) on Equity Method Investments carried at fair value, net

Realized gain on equity method investments for the three months ended March 31, 2026 and 2025 was $42.3 million and nil, respectively. The realized gain during the three months ended March 31, 2026 was attributed to the realized gain on Datavault investment sold that had appreciated in value.

Realized Loss on Security

Loss on securities for the three months ended March 31, 2026 and 2025 was $3.1 million and nil, respectively. The loss during the three months ended March 31, 2026 was related to realized losses on AARDVARK Therapeutics series B preferred securities sold during the period.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of approximately $3.4 million.

We have funded our operations in the three months ended March 31, 2026 primarily through equity and debt financings pursuant to the Oramed Note and Tranche B Notes, various registered direct offerings and private placements, the Scilex-St. James Loans (as defined below), as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. During the three months ended March 31, 2025, we have funded our operations primarily through the financing pursuant to the ATM Sales Agreement (as defined below). We also have indebtedness pursuant to the Oramed Note and Tranche B Notes as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. The following table summarizes the aggregate carrying value of indebtedness of these issuances as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Oramed Note (outstanding principal balance and paid in kind interest: $29.0 million and $28.2 million as of March 31, 2026 and December 31, 2025, respectively)	$28,862	$27,688
Tranche B Notes (outstanding principal balance: $12.0 million and $17.9 million as of March 31, 2026 and December 31, 2025, respectively)	12,010	17,500
Promissory Notes	2,767	3,517
Purchased Revenue Liability	8,400	8,400
Deferred Consideration with Romeg	2,343	2,448
Vivasor Related Debt (outstanding principal balance: $46.9 million and $47.0 million as of March 31, 2026 and December 31, 2025, respectively)	46,893	46,967
Total indebtedness	$101,275	$106,520

The Oramed Note

As of March 31, 2026, the fair value of the Oramed Note outstanding was $28.9 million pursuant to the Scilex-Oramed SPA (see Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Tranche B Notes

As of March 31, 2026, the fair value of the Tranche B Notes outstanding was $12.0 million pursuant to the Tranche B Securities Purchase Agreement (see Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Promissory Notes

As of March 31, 2026, the carrying value of the Promissory Notes outstanding was $2.8 million pursuant to the Promissory Notes (see Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Purchased Revenue Liability

As of March 31, 2026, the fair value of the purchased revenue liability was $8.4 million pursuant to the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement (see Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Deferred Consideration

As of March 31, 2026, we have $2.3 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

Vivasor Related Debt

As of March 31, 2026, the aggregated outstanding principal balance of the Vivasor-related debt was $46.9 million pursuant to the Vivasor-related debt agreement (see Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Scilex-St. James Loans

On December 1, 2025, the Company entered into a Non-Recourse Loan and Securities Pledge Agreement (the “Scilex-St. James Loan Agreement”) with St. James Bank & Trust Company Ltd., a corporation existing under the laws of the Bahamas (“St. James” or the “Lender”), pursuant to which the Lender agreed to loan the Company an aggregate principal amount of up to $50 million in one or more tranches (the “Scilex-St. James Loans”). As of March 31, 2026, the carrying value of the Scilex-St. James Loans outstanding was nil (see Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

ZTlido, ELYXYB and GLOPERBA Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During each of the three months ended March 31, 2026 and 2025, Scilex Pharma made royalty payments in the amount of $1.2 million and $0.9 million, respectively. As of March 31, 2026 and December 31, 2025, Scilex Pharma had ending balances of accrued royalty payables of $1.8 million and $3.8 million, respectively.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the three months ended March 31, 2026 and 2025, we made royalty payments in the amount of nil and $0.1 million, respectively. As of each of March 31, 2026 and December 31, 2025, we had ending balances of accrued royalty payables of $0.1 million and $0.2 million.

On June 14, 2022, the Company entered into a License and Commercialization Agreement with RxOmeg Therapeutics, LLC (a/k/a Romeg Therapeutics, Inc.) (“Romeg”) for the in-licensing of certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA, which was amended by that First Amendment to License and Commercialization Agreement, dated as of January 16, 2025 (such agreement, as amended, the “Romeg License Agreement”) to acquire certain rights to GLOPERBA and the exclusive license to use the trademark “GLOPERBA®”. As consideration for the license under the Romeg License Agreement, we are obligated to make royalty payments on net sales of GLOPERBA that range from low single digit to mid-single digit percentages based on annual net sales. During each of the three months ended March 31, 2026 and 2025, we made royalty payments in the amount of $0.2 million.

Contingent Consideration

We have $280.0 million, $13.0 million and $23.0 million in aggregate contingent consideration obligations in connection with the SEMDEXA, GLOPERBA and SP-104 acquisitions, respectively, that are contingent upon achieving certain specified milestones or the occurrence of certain events. Contingent consideration obligations are comprised of regulatory milestones and additional payments that will be due upon the achievement of certain amounts of net sales (see Note 3 titled “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

At-the-Market Sales Agreement

On December 22, 2023, the Company entered into a Sales Agreement (the “ATM Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “Sales Agents”), which agreement was voluntarily terminated by the Company effective as of March 5, 2025. Pursuant to the ATM Sales Agreement, we were able to offer and sell (the “Offering”) up to $170,000,000 of ATM Shares, through or to the Sales Agents. We had no obligation to sell any shares of Common Stock under the ATM Sales Agreement and could suspend offers at any time. The ATM Shares offered and sold in the Offering were issued pursuant to our Shelf S-3 Registration Statement. The ATM Shares were offered by means of a prospectus forming a part of the Shelf S-3 Registration Statement. The Sales Agents were entitled to a commission equal to 3.0% of the gross proceeds from each sale of shares of Common Stock. We also agreed to reimburse the Sales Agents for certain expenses and have agreed to provide indemnification and contribution to the Sales Agents against certain civil liabilities, including liabilities under the Securities Act. During the three months ended March 31, 2026 and 2025, no sales of Common Stock had been made under the ATM sales Agreement.

February 2024 Bought Deal Offering Underwriting Agreement

On February 29, 2024, the Company entered into an underwriting agreement (the “February 2024 BDO Underwriting Agreement”) with Rodman & Renshaw LLC and StockBlock Securities LLC (“StockBlock”), as representatives of the underwriters. Pursuant to the February 2024 BDO Underwriting Agreement, we sold, in an underwritten offering (the “February 2024 BDO”), 168,068 shares (the “February 2024 BDO Firm Shares”) of the Common Stock, and accompanying common warrants to purchase up to an aggregate of 168,068 shares of Common Stock (the “February 2024 BDO Firm Warrants”). Each February 2024 BDO Firm Share was sold together with a February 2024 BDO Firm Warrant at a combined public offering price of $59.50. The combined price per Firm Share and accompanying February 2024 BDO Firm Warrant paid by the February 2024 Underwriters was $54.74, which amount reflects the combined public offering price of $59.50, less underwriting discounts and commissions.

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

In connection with the February 2024 BDO, pursuant to the February 2024 BDO Underwriting Agreement, the Company issued the February 2024 BDO Representative Warrants to the February 2024 BDO StockBlock, allowing them to purchase up to an aggregate of 13,446 shares of Common Stock (which represents 8.0% of the aggregate number of February 2024 BDO Firm Shares sold in the February 2024 BDO). The February 2024 BDO Representative Warrants are immediately exercisable and have the same terms as the February 2024 BDO Common Warrants described above, except that the exercise price of the February 2024 BDO Representative Warrants is $74.38 per share, which represents 125% of the combined public offering price per February 2024 BDO Firm Shares and accompanying February 2024 BDO Firm Warrants. We also agreed to pay certain expenses of the February 2024 BDO Representatives in connection with the February 2024 BDO, including their legal fees and out-of-pocket expenses up to $200,000 and up to $15,950 for clearing expenses.

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

April 2024 Registered Direct Offering

On April 23, 2024, the Company entered into a securities purchase agreement (the “April 2024 RDO Purchase Agreement”) with the investor named therein, pursuant to which we sold and issued, in a registered direct offering (the “April 2024 RDO”): (i) an aggregate of 34,286 shares (the “April 2024 RDO Shares”) of Common Stock, and (ii) common warrants to purchase up to 34,286 shares of Common Stock (the “April 2024 RDO Common Warrants”). The offering price per share and accompanying April 2024 RDO Common Warrant to purchase one share of Common Stock was $35.00, for aggregate gross proceeds to us of $15,000,000, before deducting the placement agent fees and other offering expenses.

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

StockBlock and its affiliate, Rodman & Renshaw LLC, acted as exclusive placement agents (the "April 2024 RDO Placement Agents") in connection with the April 2024 RDO. As compensation for such placement agent services, we paid the April 2024 RDO Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by us from the April 2024 RDO. We also reimbursed the April 2024 RDO Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. We also issued to the April 2024 RDO Placement Agents or their respective designees common warrants, substantially in the form of the April 2024 RDO Common Warrants, to purchase up to 3,250,000 shares of Common Stock (the "April 2024 RDO Placement Agent Warrants") and together with the April 2024 RDO Common Warrants, the April 2024 RDO Warrants, representing up to 8.0% of the total number of the April 2024 RDO Shares issued in the April 2024 RDO. The April 2024 RDO Placement Agent Warrants have an exercise price of $43.75 per share (which represents 125% of the combined offering price per share of Common Stock and the April 2024 RDO Common Warrant sold in the April 2024 RDO), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the April 2024 RDO.

The April 2024 RDO Shares, the April 2024 RDO Warrants, and the shares of Common Stock issuable upon exercise of such warrants were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024 and a prospectus supplement dated April 23, 2024. The April 2024 RDO closed on April 25, 2024.

Tranche B Notes

On October 7, 2024, the Company entered into a securities purchase agreement (the "Tranche B Securities Purchase Agreement") with certain institutional investors (collectively, "the Tranche B Investors") and Oramed (together with, the Tranche B Investors, the "Tranche B Noteholders"), to refinance a portion of the Oramed Note and pay off certain other indebtedness. Pursuant to the Tranche B Securities Purchase Agreement, we agreed to issue and sell, in a registered offering directly to the Tranche B Noteholders: (i) the Tranche B Notes, which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of our Common Stock at a conversion price equal to $38.15 per share (which was automatically reduced to $36.40 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such notes) and (ii) warrants to purchase up to 214,284 shares of our Common Stock (the “October 2024 Noteholder Warrants”).

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

Pursuant to the terms and conditions contained in the Tranche B Securities Purchase Agreement, we also agreed to reimburse the Tranche B Investors for all reasonable costs and expenses incurred by it or its affiliates in connection with the Tranche B Securities Purchase Agreement, the Tranche B Notes, the October 2024 Noteholder Warrants, the ZTlido Royalty Purchase Agreement and certain other transaction documents, and an aggregate amount of $950,000 non-accountable legal fees of outside counsel and special finance and collateral counsel, which shall be withheld by the Tranche B Investors from its purchase price at the closing of the transaction, less $20,000 previously paid by us. We shall also be responsible for the payment of a $2,000,000 fee to the placement agent in addition to the payment of any placement agent’s reasonable fees, financial advisory fees relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement. In addition, in conjunction with and pursuant to the letter agreement we entered into with Oramed, dated as of October 2, 2024 (the “Tranche B Letter Agreement”), we are also responsible for the payment of legal fees of outside counsel for Oramed relating to or arising out of the transactions contemplated hereby and the payment date extensions described under the Tranche B Letter Agreement. We shall also be responsible for the payment of any fees of the placement agents and the legal fees incurred thereby relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement.

In connection with the offering of the Tranche B Notes, the Company issued to StockBlock and its affiliate, Rodman & Renshaw LLC (the “October 2024 Placement Agents”) or their respective designees, (i) 62,794 shares of Common Stock (the “October 2024 Placement Agent Shares”) and (ii) warrants to purchase up to 104,848 shares of Common Stock (the “October 2024 Placement Agent Warrants”). The October 2024 Placement Agent Shares were subject to a 120-day lock-up, which is now expired. In addition, during such 120-day period, the October 2024 Placement Agents (whether directly or indirectly through their respective affiliates) are prohibited from hedging, pledging or similar transactions and from short-selling our securities, subject to certain exceptions. The October 2024 Placement Agent Warrants will have the same terms as the October 2024 Noteholder Warrants, except that the October 2024 Placement Agents have agreed not to exercise the October 2024 Placement Agent Warrants for a period of 180 days following the date of issuance, which is now expired.

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

On January 2, 2025, we entered into a deferral and consent letter with each of (i) Nomis Bay Ltd and BPY Limited (the “Nomis Bay Consent”), (ii) Oramed (the “Oramed Consent”) and (iii) 3i, LP (the “3i Consent” and, collectively with the Nomis Bay Consent and the Oramed Consent, the “Tranche B Consents”), respectively, pursuant to which the Tranche B Noteholders agreed to defer our obligation to make the First Amortization Payment until January 31, 2025 and then further to October 8, 2026. In consideration of such deferral, (i) SCLX Stock Acquisition JV LLC, a single purpose bankruptcy-remote entity that is the Company's indirect wholly owned subsidiary ("SCLX JV") delivered to the Tranche B Noteholders an aggregate of 142,855 shares of Common Stock held by SCLX JV, (ii) we paid an aggregate of $1.1 million in respect of a portion of the First Amortization Payment and related make-whole interest, and (iii) we entered into the Gloperba-Elyxyb Royalty Purchase Agreement.

Oramed Warrant

Pursuant to the Tranche B Notes, we were required to make an amortization payment on October 1, 2025 (the “Second Amortization Payment”) to Oramed. On December 31, 2025, the Company entered into a commitment letter with Oramed to purchase 50,000 shares of common stock of Scilex, par value 0.0001 per share, with an exercise price of $20.00 per share (in each case subject to adjustment for recapitalizations, stock splits, stock dividends and similar types of transactions) and a verbal commitment for Oramed to purchase an additional 50,000 shares for a total of 100,000 shares of Common Stock to which Oramed deferred its right to receive this amortization payment. On February 19, 2026, the Company issued to Oramed a new warrant to purchase an aggregate of 100,000 shares of Common Stock (the “February 2026 Warrant”) at an initial exercise price of $20.00 per share. The deferred amortization payment was made to Oramed in November 2025.

December 2024 Registered Direct Offering

On December 11, 2024, we entered into a securities purchase agreement (the “December 2024 RDO Purchase Agreement”) with the investors named therein, pursuant to which we agreed to sell and issue, in a registered direct offering (the “December 2024 RDO”): (i) an aggregate of 68,604 shares of Common Stock, (ii) pre-funded warrants to purchase up to 92,857 shares of Common Stock (the “December 2024 RDO Pre-Funded Warrants”) and (iii) common warrants to purchase up to 1,642,871 shares of Common Stock (the “December 2024 RDO Common Warrants” and together with the December 2024 RDO Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between us and StockBlock (the “StockBlock Warrants”), the “December 2024 RDO Warrants”). The combined offering price (a) per share of Common Stock and accompanying December 2024 RDO Common Warrants was $20.65 and (b) per December 2024 RDO Pre-Funded Warrant and accompanying December 2024 RDO Common Warrants was $20.6499. We received approximately $17.0 million in gross proceeds from the December 2024 RDO, before deducting offering fees and expenses. We intend to use the net proceeds from the December 2024 RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

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

In connection with the Tumim Purchase Agreement, we incurred an obligation to issue 150,000 shares of Common Stock (“Commitment Shares Obligation”) to Tumim. The Commitment Shares Obligation was determined to be an equity-linked contract and met all the conditions for equity classification. We recognized an amount of $3.0 million in expense and in accrued expenses. The Tumim Purchase Agreement terminated on December 31, 2025 and as part of the termination, no shares were issued and instead Tumim was paid an aggregate of $2.7 million.

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

Warrant Inducement Agreement

On November 23, 2025, we entered into a warrant inducement agreement (the “Warrant Inducement Agreement”) with a certain institutional investor, pursuant to which the investor agreed to exercise (the “Exercise”) (i) a warrant to purchase shares of Common Stock issued to the investor on April 25, 2024, which was then exercisable for 428,572 shares and has an exercise price of $38.50 per share (the “Existing April 2024 Warrants”) and (ii) a warrant to purchase shares of Common Stock issued to the investor on December 13, 2024, which was then exercisable for 475,824 shares and has an exercise price of $22.72 per share (together with the Existing April 2024 Warrants, the “Existing Warrants”). As consideration for the Exercise, the Company agreed to (i) reduce the exercise price of the Existing Warrants to $22.51 per share and (ii) issue to the investor the “November 2025 Investor Warrant”) to purchase up to an aggregate of 1,356,594 shares of Common Stock with an exercise price of $29.00 per share (the “November 2025 Investor Warrant Exercise Price”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The November 2025 Investor Warrant shall be immediately exercisable and in certain circumstances may be exercised on a cashless basis. The November 2025 Investor Warrant shall expire five years from the date of its issuance. The November 2025 Investor Warrant Exercise Price shall be subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. Further, in connection with a warrant inducement agreement and pursuant to the terms of an engagement agreement by and between the Company and StockBlock, dated as of March 22, 2024 (as amended and supplemented from time to time, the “Engagement Agreement”), the Company has agreed to issue the placement agents or their designees, warrants to purchase up to an aggregate of 72,352 shares of Common Stock (the “November 2025 Placement Agent Warrants” and, together with the November 2025 Investor Warrant, the “November 2025 Warrants”). The April 2024 RDO Placement Agent Warrants have substantially the same terms of the November 2025 Warrant, including exercise price and expiration.

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

However, our ability to generate proceeds will depend on the market price of our Common Stock. In addition to the liquidity provided by revenue generating products, as of March 31, 2026, we would receive up to an aggregate of approximately $74.4 million from the exercise of the “Private Warrants” and public warrants to purchase Common Stock (the “Public Warrants”, and together with the Private Warrants, the “SPAC Warrants”) (at an exercise price of $402.50 per whole share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. If the price of our Common Stock remains below $402.50 per share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. To the extent any of the February 2024 BDO Firm Warrants, February 2024 BDO Representative Warrants, April 2024 RDO Placement Agent Warrants, Deposit Warrant, October 2024 Noteholder Warrants, October 2024 Placement Agent Warrants, December 2024 RDO Common Warrants, StockBlock Warrants, the Exchange Warrants, the September 2025 Warrants, the November 2025 Warrants and the February 2026 Warrants is exercised, we will receive additional proceeds.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash Flow Data:
Net cash (used for) proceeds from operating activities	$(1,107)	$6,007
Net cash used for investing activities	(9,160)	(395)
Net cash provided by (used for) financing activities	9,144	(3,084)
Foreign currency translation adjustment	(481)	—
Net change in cash and cash equivalents	$(1,604)	$2,528

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was approximately $1.1 million, attributable to our net loss of $45.7 million, partially offset by the changes in operating assets and liabilities that provided $25.9 million of cash and other non-cash reconciling items of $18.7 million related to transaction costs expensed related to amortization of debt issuance costs and debt discount, stock-based compensation, provision for losses on accounts receivable, gain on derivative liability, losses on sale of securities, change in fair value of debt and liability instruments, change in fair value of digital assets and equity investments, financing costs, depreciation and amortization and non-cash operating lease cost and change on fair value of derivative liabilities.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2026, net cash used for investing activities was approximately $9.2 million and was related to the issuance of convertible note receivable for QScan of $20.0 million, purchase of digital asset of $18.7 million, payments made for intangible asset of $2.9 million, repayment of promissory note of $0.8 million, payment made for Datavault license of $0.5 million, purchase of preferred shares of Vivasor $0.3 million, payment made for PA OPS Investment $0.2 million and $0.2 million related to payments of deferred consideration for the Romeg intangible asset acquisition under the Romeg License Agreement, partially offset by sale of Datavault shares for cash of $31.4 million, net and sale of marketable securities of $2.9 million.

For the three months ended March 31, 2025, net cash used for investing activities was approximately $0.4 million and was related to the $0.2 million purchase of Gloperba Ex-U.S. rights in-process research and development assets and $0.2 million related to payments of deferred consideration for the Romeg intangible asset acquisition under the Romeg License Agreement.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash provided by (used for) financing activities was approximately $9.1 million and was primarily related to $15.5 million of proceeds from issuance of Tranche 3 of the Scilex-St. James Loans and $1.5 million related to the Acquisition of controlling interest in Vivasor, partially offset by a $6.4 million repayment of borrowings under the Tranche B Notes, a $0.8 million payment under the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement, a $0.7 million repayment of borrowings under the Vivasor related debt.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which are prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates and judgments and base them on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Emerging Growth Company

An “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in U.S. GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in Scilex’s business could significantly affect our business, financial condition and results of operations.

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

Scilex qualifies and will remain as an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which Scilex has a total annual gross revenue of at least $1.235 billion, or (c) in which Scilex is deemed to be a large accelerated filer, which means the market value of the common equity of Scilex that is held by non-affiliates equals or exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which Scilex has issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the three months ended March 31, 2026 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the caption “Litigation” in Note 13 “Commitments and Contingencies” of the Notes accompanying the Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Since our inception, we have incurred significant net losses, with net losses of $374.0 million and $72.8 million for the years ended December 31, 2025 and 2024, respectively. For the three months ended March 31, 2026 and 2025, we had net losses of $45.7 million and $26.1 million, respectively. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $965.1 million and $921.8 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

On October 8, 2024 (the “Issuance Date”), we issued and sold in a registered offering to certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Tranche B Investors, the “Tranche B Noteholders”) senior secured convertible notes in the aggregate principal amount of $50,000,000 (the “Tranche B Notes”), which notes are convertible into shares of Common Stock, pursuant to the Tranche B Securities Purchase Agreement. In consideration for Tranche B Notes issued to Oramed, the outstanding principal balance of the Oramed Note was reduced by $22,500,000, and additional principal payments of an aggregate amount of $15,000,000 were made in November and December 2024. As of March 31, 2026, the outstanding principal amount, as well as the accrued interest and fees, of the Oramed Note was $29.0 million, with the remaining amount due on March 21, 2025, which maturity date was extended to December 31, 2025 pursuant to an amendment letter we entered into with Oramed, dated as of January 21, 2025, and extended further to June 15, 2026, by our issuance of the February 2026 Warrants to Oramed in exchange for which Oramed deferred its right to receive an amortization payment. In September 2025 and December 2025, the Company fully exercised its option to repurchase an aggregate of 6,500,000 warrants related to the issuance of the Oramed Note (the “Penny Warrants”) and paid to Oramed the $1.5 million consideration for such option (the “Option Payment Amount”) in full, extending the maturity date of the Oramed Note to March 31, 2026 and waiving any make-whole payment otherwise due thereunder upon prepayment. On March 29, 2026, the Company received notice from Oramed granting a one-time extension of certain payment obligations under existing debt arrangements. Pursuant to the extension, (i) the final payment due under Note A and (ii) the April 1, 2026 amortization payment due under Note B were extended to April 20, 2026. Subsequent to the period covered by these financial statements, Oramed further extended the maturity to June 15, 2026. See Note 8 titled “Debt” and Note 15 titled “Subsequent Events” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.

Unless earlier converted or redeemed, the Tranche B Notes mature on the two-year anniversary of the Issuance Date, subject to extension at the option of the holder in certain circumstances as provided therein. The Tranche B Notes bear interest at a rate of 5.5% per annum, payable in arrears on the first trading day of each calendar quarter, beginning January 2, 2025, payable, at our option, either in cash or in shares of Common Stock, subject to certain conditions. Pursuant to the amortization schedule included in the Tranche B Notes, an amortization payment that was scheduled to be paid to Oramed on October 1, 2025 was deferred until January 1, 2026 pursuant to the warrant agreement we entered into with Oramed on February 19, 2026, in exchange for the February 2026 Warrants (as defined in our Annual Report . The deferred amortization payment was made to Oramed in November 2025.

The Oramed Note and the Tranche B Notes contain affirmative and negative covenants binding on us and our subsidiaries which restrict, among other things, us and our subsidiaries from incurring indebtedness or liens, repaying certain indebtedness, or declaring or paying any cash dividends or distribution, selling or otherwise disposing of any assets, entering into transactions with affiliates, in each case as more fully set forth in, and subject to certain qualifications, exceptions, and “baskets” set forth in the Oramed Note and the Tranche B Notes. The Oramed Note also contains covenants requiring us to maintain a segregated bank account under specific terms and conditions, for purposes of receiving the Mandatory Prepayment Sweep, requiring SCLX JV, to comply with the separateness representations and covenants in its organizational documents, and requiring our subsidiary, SCLX DRE Holdings LLC, to maintain its status as a passive holding company. The Tranche B Notes also require us to, at the request of the holder, not more frequently than once per fiscal year, hire an independent, reputable investment bank to investigate whether any breach of the Tranche B Notes has occurred if an event constituting an event of default has occurred and is continuing or any holder reasonably believes that an event constituting an event of default has occurred or is continuing. In addition, the Tranche B Notes prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Tranche B Notes under a written agreement approved by the required holders of the Tranche B Notes before the transaction is completed. Upon consummation of specified fundamental transactions, the successor entity must confirm that upon conversion or redemption of the Tranche B Notes thereafter, shares of the successor entity will be issuable upon such conversion or redemption. The holders of the Tranche B Notes also have certain redemption rights upon a fundamental transaction constituting a change of control.

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

As of March 31, 2026, our cash and cash equivalents were approximately $3.4 million and we had an accumulated deficit of $965.1 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of $965.1 million as of March 31, 2026 and $921.8 million as of December 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to become a profitable operating company is dependent upon our ability to generate revenue and obtain financing adequate to fulfill our development and commercialization activities, and achieve a level of revenue adequate to support our cost structure. We have plans to obtain additional resources to fund our currently planned operations and expenditures through additional debt and equity financing. We will need to seek additional financing to fund our current operations, including the commercialization of ZTlido, GLOPERBA and ELYXYB, as well as the development of our other material product candidates for the next 12 months. Our plans are substantially dependent upon the success of future sales of ZTlido, GLOPERBA and ELYXYB, among which GLOPERBA and ELYXYB are still in the early stages of commercialization, and are dependent upon, among other things, the success of our marketing of ZTlido, GLOPERBA and ELYXYB and our ability to secure additional payor contracts with terms that are consistent with our business plan. If we are unable to obtain sufficient funding, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

Risks Related to Ownership of our Common Stock

The market price of our Common Stock may fluctuate significantly, and investors in our Common Stock may lose all or a part of their investment.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Scilex Business Combination) to May 15, 2026, our closing stock price ranged from $3.99 to

$518.00. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

As of March 31, 2026, we have 6,958,204 outstanding SPAC Warrants (as defined below), which are currently exercisable for an aggregate of up to 198,807 shares of our Common Stock (on a post-Reverse Stock Split basis) in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $402.50 per whole share (on a post-Reverse Stock Split basis). “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that, following the Scilex Business Combination and the Reverse Stock Split, entitle the holder of each whole warrant to purchase 1/35th of a share of Common Stock at a price of $402.50 per whole share (the “Public Warrants”), and (ii) the 6,840,000 warrants (which are currently exercisable for an aggregate of up to 195,429 shares of Common Stock, on a post-Reverse Stock Split basis) sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 (which are currently exercisable for an aggregate of up to 78,172 shares of Common Stock) were subsequently forfeited and 3,104,000 (which are currently exercisable for an aggregate of up to 88,686 shares of

Common Stock, on a post-Reverse Stock Split basis) were transferred to Sorrento Therapeutics, Inc. (“Sorrento”), in each case in connection with the Scilex Business Combination) (the “Private Warrants”).

As of March 31, 2026, we have outstanding, (i) 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock, the exercise price of which is $59.50 per share; (ii) 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of Common Stock, the exercise price of which is $74.38 per share; (iii) 3,250,000 Deposit Warrant, which is currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock, the exercise price of which is $1.20 per share, (iv) 15,000,000 April 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 428,572 shares of Common Stock, the exercise price of which is $38.50 per share and (v) 1,200,000 April 2024 RDO Placement Agent Warrants, which are currently exercisable for an aggregate of up to 34,286 shares of Common Stock, the exercise price of which is $43.75 per share.

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

On December 13, 2024, we issued the December 2024 RDO Pre-Funded Warrants (as defined below) to purchase an aggregate of 68,604 shares of Common Stock, which have been fully exercised as of the date of this Quarterly Report on Form 10-Q. On the same date, we also issued the December 2024 RDO Common Warrants (as defined below) to purchase an aggregate of 1,642,871 shares of Common Stock and the StockBlock Warrants (as defined below) to purchase an aggregate of 131,472 shares of Common Stock, which became exercisable 180 days following the date of issuance. The exercise price of both the December 2024 RDO Common Warrants and the StockBlock Warrants is $22.72 per share and $25.81 per share, respectively. On September 30, 2025, we entered into the Warrant Exercise Agreement with certain holders of the December 2024 RDO Common Warrants, pursuant to which, among other things, December 2024 RDO Common Warrants to purchase 179,236 shares were exercised and we issued such exercising holders new warrants (the “September 2025 Warrants”) to purchase an aggregate of 275,000 shares of Common Stock at an exercise price of $20.00 per share.

To the extent the SPAC Warrants, the Penny Warrants, the February 2024 BDO Firm Warrants, the February 2024 BDO Representative Warrants, the Deposit Warrant, the Fee Warrant (as defined in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 10, 2026), the April 2024 RDO Common Warrants, the April 2024 RDO Placement Agent Warrants, the October 2024 Noteholder Warrants, the October 2024 Placement Agent Warrants, the December 2024 RDO Common Warrants, the StockBlock Warrants, the New Tranche B Warrants and the September 2025 Warrants (collectively, the “Warrants”) are exercised, additional shares of our Common Stock will be issued, which will result in dilution to the holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Warrants may be exercised, could adversely affect the prevailing market prices of our Common Stock. There is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless. See below risk factor, “The SPAC Warrants may never be in the money, they may expire worthless and the terms of the SPAC Warrants may be amended in a manner adverse to a holder if holders of a majority of the then-outstanding SPAC Warrants approve of such amendment. In addition, almost all of the other warrants to purchase shares of our Common Stock are out-of-the-money and may also expire worthless.”

Risks Related to the Pending Transaction with Phoenix Asia Holdings Limited

As previously announced by the Company and as disclosed in the Notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, on May 4, 2026, ACEA Therapeutics, Inc. (“ACEA Therapeutics”), an indirect minority owned subsidiary of the Company, entered into a Stock Acquisition Agreement (the “ACEA-PHOE SAA”) with Phoenix Asia Holdings Limited, a company organized under the laws of the Cayman Islands (“Phoenix Asia”), and ACEA Pharma, Inc., a wholly owned subsidiary of ACEA Therapeutics and an exempted company incorporated with limited liability in the Cayman Islands (“ACEA Pharma”), pursuant to which

ACEA Therapeutics agreed to transfer and sell, and Phoenix Asia agreed to purchase, 100% of the issued and outstanding shares of common stock of ACEA Pharma in exchange for the delivery to ACEA Therapeutics of 100,000,000 newly-issued ordinary shares at $10.00 per share, par value $0.00001 per share, of Phoenix Asia (the “PHOE Acquisition” and such shares, the “PHOE Shares”), the value of which was agreed by the parties to be $1,000,000,000.00. Upon the closing of the PHOE Acquisition, the Company anticipates that ACEA Therapeutics will own approximately 82% of Phoenix Asia.

Failure to complete the PHOE Acquisition could negatively impact our business, financial condition, results of operations or stock prices.

The completion of the PHOE Acquisition is subject to a number of conditions and there can be no assurance that the conditions to the completion of the PHOE Acquisition will be satisfied. If the PHOE Acquisition is not completed, we will be subject to several risks, including:

•
the current price of our common stock may reflect a market assumption that the PHOE Acquisition will occur and/or that the actual valuation of the PHOE Shares is $1.0 billion, meaning that a failure to complete the PHOE Acquisition could result in a decline in the price of our common stock;
•
we would not realize any of the anticipated benefits of ACEA Therapeutics having completed the PHOE Acquisition; and
•
under the ACEA-PHOE SAA, ACEA Pharma is subject to certain restrictions on the conduct of its business prior to completing the PHOE Acquisition, which restrictions could adversely affect its ability to realize certain of its business strategies.

If the PHOE Acquisition is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or stock price.

Obtaining required approvals necessary to satisfy the conditions to the completion of the PHOE Acquisition may delay or prevent completion of the PHOE Acquisition.

The completion of the PHOE Acquisition is conditioned upon the receipt of certain governmental authorizations, consents, orders or other approvals. ACEA Therapeutics intends to pursue all required approvals in accordance with the ACEA-PHOE SAA, however, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the ACEA-PHOE SAA. A failure to obtain such approvals may result in the PHOE Acquisition not being completed.

The agreed equity value of $1.0 billion set forth in the ACEA-PHOE SAA may not reflect the actual value of the equity consideration described therein.

The parties to the ACEA-PHOE SAA agreed to an equity value of $1.0 billion for the PHOE Shares to be issued to ACEA Therapeutics in the PHOE Acquisition. No assurance can be given that such value reflects the actual current or future value of such shares. If such valuation is not actually realized, it could have a material and adverse effect on our business, financial condition, results of operations or stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended March 31, 2026.

We did not repurchase any shares or other units of any class of our equity securities registered under Section 12 of the Exchange Act during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

Exhibit Number	Description
3.6	Bylaws of Scilex Holding Company (incorporated by reference to Exhibit 3.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 17, 2022).

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

4.18	Form of September 2025 Warrant (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on October 1, 2025).

4.19	Form of November 2025 Investor Warrant (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 24, 2025).

Exhibit Number	Description
4.20	Form of November 2025 Placement Agent Warrant (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on November 24, 2025).

4.21+	Convertible Promissory Note, dated January 29, 2026, issued by Quantum Scan Holdings, Inc. in favor of Scilex Holding Company.

10.1

Warrant Agreement, dated as of February 19, 2026, by and between the Company and Oramed Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 20, 2026).

10.2+	Common Stock Purchase Agreement, dated January 29, 2026, by and between Scilex Holding Company and Quantum Scan Holding, Inc.

10.3+

Stock Acquisition Agreement, dated May 4, 2026, by and between the Company and ACEA Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on May 5, 2026).

31.1+	Certification of Henry Ji, Ph.D., Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Stephen Ma, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification of Henry Ji, Ph.D., Principal Executive Officer, and Stephen Ma, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document.

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

May 20 2026	Scilex Holding Company

	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D. Chief Executive Officer and President (Principal Executive Officer)

May 20, 2026

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)