Form 10-Q
period 2026-06-30
Scilex Holding Co
filed 2026-08-14
CIK 1820190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-39852

Scilex Holding Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	92-1062542
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
960 San Antonio Road Palo Alto, CA	94303
(Address of Principal Executive Offices)	(Zip Code)

(650) 516-4310

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	SCLX	The Nasdaq Stock Market LLC
Warrants to purchase one share of common stock, each at an exercise price of $397.89 per share	SCLXW	The Nasdaq Stock Market LLC

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

As of August 10, 2026, the registrant had 8,493,000 shares of common stock, par value $0.0001 per share, outstanding.

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

ii

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for par value and share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$566	$4,955
Marketable securities	15	6,026
Accounts receivable, net	6,439	15,244
Note receivable, net	19,200	—
Inventory	4,171	4,789
Prepaid expenses and other current assets	5,844	7,344
Total current assets	36,235	38,358
Property and equipment, net	12,766	13,599
Operating lease right-of-use asset	14,047	14,818
Intangibles, net	57,611	59,088
Investments	5,131	1,000
Equity method investment, at fair value	56,607	159,403
Digital assets	56,138	64,711
Goodwill	13,481	13,481
Other long-term assets	1,546	523
Total assets	$253,562	$364,981
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$121,050	$86,266
Accrued payroll	4,108	3,270
Accrued rebates and fees	256,057	231,756
Accrued expenses	38,988	66,414
Current portion of deferred consideration	388	407
Debt, current	80,806	83,262
Promissory notes	2,231	3,517
Purchased revenue liability, current	3,117	3,764
Current portion of operating lease liabilities	2,241	1,733
Other current liabilities	3,256	3,263
Total current liabilities	512,242	483,652
Long-term portion of deferred consideration	1,852	2,041
Debt, net of issuance costs	—	22,480
Purchased revenue liability, net of current portion	5,081	4,636
Derivative liabilities	32,186	50,599
Operating lease liabilities, net of current portion	12,509	13,151
Other long-term liabilities	180	174
Total liabilities	564,050	576,733
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 45,000,000 shares authorized
Series A, 29,057,097 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Series 1 dividend cancelled (Note 9)	—	1
Common stock, $0.0001 par value, 740,000,000 shares authorized; 8,493,000 shares issued and 7,034,737 shares outstanding as of June 30, 2026; 8,491,267 shares issued and 7,033,004 shares outstanding as of December 31, 2025	1	1
Additional paid-in capital	854,130	796,721
Accumulated other comprehensive loss	(6,982)	(5,803)
Accumulated deficit	(1,078,556)	(921,786)
Treasury stock, at cost; 1,458,263 shares as of June 30, 2026 and December 31, 2025	(76,915)	(76,915)
Total Scilex Holding Company stockholders’ deficit	(308,322)	(207,781)
Noncontrolling interests	(2,166)	(3,971)
Total stockholders' deficit	(310,488)	(211,752)
Total liabilities and stockholders’ deficit	$253,562	$364,981

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for net loss per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$7,642	$9,896	$16,255	$14,900
Operating costs and expenses:
Cost of revenue	3,677	3,272	8,124	4,656
Research and development	3,336	6,187	6,546	8,643
Selling, general and administrative	27,960	19,841	58,993	47,901
Intangible amortization	2,092	1,008	4,184	2,010
Legal settlements	—	95	—	95
Total operating costs and expenses	37,065	30,403	77,847	63,305
Loss from operations	(29,423)	(20,507)	(61,592)	(48,405)
Other (income) expense, net:
(Gain) loss on derivative liability	6,644	12,375	(19,065)	1,966
Loss on compound derivative of Scilex-St. James Loans	6,930	—	28,759	—
Change in fair value of debt and liability instruments	232	8,366	3,029	14,480
Loss on foreign currency exchange	150	99	429	95
Unrealized loss on digital assets, net	9,258	—	27,322	—
Unrealized loss on equity method investments carried at fair value, net	50,737	—	82,447	—
Realized (gain) loss on equity method investments carried at fair value, net	5,254	—	(37,084)	—
Realized (gain) loss on securities	(5)	—	3,066	—
Interest Expense	6,104	2,682	11,560	5,163
Other (income) expense, net	252	—	(1,426)	—
Total other expense	85,556	23,522	99,037	21,704
Loss before income taxes	(114,979)	(44,029)	(160,629)	(70,109)
Income tax expense	7	19	7	19
Net loss	(114,986)	(44,048)	(160,636)	(70,128)
Net loss attributable to noncontrolling interests	(1,486)	(1,740)	(3,866)	(1,740)
Net loss attributable to common stockholders before deemed dividend	(113,500)	(42,308)	(156,770)	(68,388)
Deemed dividend	(1,229)	(43,753)	(1,229)	(43,753)
Net loss attributable to common stockholders	$(114,729)	$(86,061)	$(157,999)	$(112,141)
Loss per share attributable to common stockholders — basic & diluted	$(16.65)	$(7.42)	$(22.93)	$(9.68)
Weighted average number of shares during the period — basic & diluted	6,892	11,595	6,891	11,580

Comprehensive loss:
Net loss	$(114,986)	$(44,048)	$(160,636)	$(70,128)
Other comprehensive loss:
Foreign currency translation adjustment	(432)	—	(1,179)	—
Total other comprehensive loss	(432)	—	(1,179)	—
Comprehensive Loss	(115,418)	(44,048)	(161,815)	(70,128)
Less: Comprehensive loss attributable to noncontrolling interests	(1,486)	(1,740)	(3,866)	(1,740)
Comprehensive loss attributable to common stockholders before deemed dividend	(113,932)	(42,308)	(157,949)	(68,388)
Deemed dividend	(1,229)	(43,753)	(1,229)	(43,753)
Comprehensive loss attributable to common stockholders	$(115,161)	$(86,061)	$(159,178)	$(112,141)

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Accumulated	Treasury Stock		Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Shares	Amount	Interest	Equity (Deficit)
Balance, December 31, 2025	34,057	$1	8,491	$1	$796,721	$(5,803)	$(921,786)	1,458	$(76,915)	$(3,971)	$(211,752)
Acquisition of controlling interest in Vivasor	—	—	—	—	—	—	—	—	—	1,500	1,500
Stock dividend declared in 2024, and canceled in February 2026	(5,000)	(1)	—	—	1	—	—	—	—	—	—
Vivasor - secondary purchase	—	—	—	—	(1,050)	—	—	—	—	—	(1,050)
Stock-based compensation	—	—	—	—	3,629	—	—	—	—	—	3,629
Other comprehensive loss	—	—	—	—	—	(747)	—	—	—	—	(747)
Net loss	—	—	—	—	—	—	(43,270)	—	—	(2,380)	(45,650)
Balance, March 31, 2026	29,057	—	8,491	$1	$799,301	$(6,550)	$(965,056)	1,458	$(76,915)	$(4,851)	$(254,070)
Shares issued under ESPP	—	—	2	—	21	—	—	—	—	—	21
Vivasor - repurchase of shares	—	—	—	—	(1,977)	—	—	—	—	—	(1,977)
Vivasor - stock-based compensation warrants	—	—	—	—	1,164	—	—	—	—	—	1,164
Vivasor - shares issued to Datavault	—	—	—	—	56,197	—	—	—	—	—	56,197
Semnur dividend distribution	—	—	—	—	(4,171)	—	—	—	—	4,171	—
Stock-based compensation	—	—	—	—	3,595	—	—	—	—	—	3,595
Other comprehensive loss	—	—	—	—	—	(432)	—	—	—	—	(432)
Net loss	—	—	—	—	—	—	(113,500)	—	—	(1,486)	(114,986)
Balance, June 30, 2026	29,057	$—	8,493	$1	$854,130	$(6,982)	$(1,078,556)	1,458	$(76,915)	$(2,166)	$(310,488)

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

SCILEX HOLDING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss including noncontrolling interest	$(160,636)	$(70,128)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,708	2,013
Amortization of debt issuance costs and debt discount	2,015	—
Non-cash operating lease cost	771	357
Non-cash expense from repurchase of preferred shares of Vivasor	1,147	—
Stock-based compensation	7,224	6,593
Vivasor - stock-based compensation warrants	1,164	—
Loss on disposition of property and equipment	26	—
(Gain) loss on derivative liability	(19,065)	1,966
Loss on compound derivative of Scilex-St. James Loans	28,759	—
Financing costs and allocated expense for financial instruments at fair value	—	4,057
Change in fair value of debt and liability instruments	3,029	14,480
Change in fair value of Aardvark contingent consideration	1,535	—
In-process research and development expense	—	4,916
Unrealized loss on digital assets, net	27,322	—
Unrealized loss on equity method investments carried at fair value, net	82,447	—
Realized gain on equity method investments carried at fair value, net	(37,084)	—
Realized loss on securities	3,066	—
Allowances for expected credit losses	873	—
Non-cash revenue	(1,131)	—
Gain from property in kind dividend	(525)	—
Other	733	77
Changes in operating assets and liabilities:
Accounts receivables, net	8,732	9,675
Inventory	617	(88)
Prepaid expenses and other	(1,000)	1,466
Other long-term assets	(994)	—
Accounts payable	19,591	6,856
Accrued payroll	838	128
Accrued expenses	(4,357)	599
Accrued rebates and fees	24,301	30,423
Operating lease liability	508	(343)
Other current liabilities	(3,657)	—
Other long-term liabilities	199	10
Net cash (used for) proceeds from operating activities	(7,844)	13,057
Investing activities
Cash paid for in-process research and development, net	—	(200)
Purchase of patent	(2,900)	—
Acquisition consideration paid in cash for Romeg intangible asset acquisition	(300)	(300)
Payments made for PA OPS investment	(500)	—
Purchases of Bitcoin	(18,700)	—
Purchases of Digital Assets	(49)	—
Repayments on promissory note	(1,410)	—
Purchases of property and equipment	(593)	—
Proceeds from sale of property and equipment	15	—
Purchase of preferred shares of Vivasor	(300)	—
Issuance of convertible note receivable for QScan	(20,000)	—
Sale of Datavault shares for cash, net	47,333	—
Payment made for Datavault licenses	(6,250)	—
Sale of Marketable Securities	2,945	—
Purchase of convertible promissory note from Denali	—	(48)
Net cash used for investing activities	(709)	(548)
Financing activities
Installment payment of Tranche B Note	(6,319)	(8,874)
Payments on purchased revenue liability	(1,192)	(1,156)
Payments of Vivasor debt	(2,475)	—
Acquisition of controlling interest in Vivasor	1,500	—
Repurchase of preferred shares of Vivasor	(2,376)	—
Proceeds from issuance of St James Loan, net of issuance costs	15,502	—
Proceeds from stock options exercised and ESPP	21	17
Transaction costs paid in connection with share repurchase	—	(696)
Excise tax paid in connection with share repurchase	—	(709)
Payments of deferred transaction costs related to Semnur Business Combination	—	(263)
Payments in lieu of fractional shares for Reverse Stock Split	—	(1)
Net cash provided by (used for) financing activities	4,661	(11,682)
Effect of exchange rate changes on cash	(497)	—
Net change in cash and cash equivalents	(4,389)	827
Cash and cash equivalents at beginning of period	4,955	3,272
Cash and cash equivalents at end of period	$566	$4,099

Non-cash investing and financing activities
Settlement of St. James Loans for Datavault shares	66,296	—
Purchase of preferred shares of Vivasor included in accrued expenses	750	—
Repurchase of common stock shares of Vivasor included in accrued expenses	748	—
Reclassification of prepayment related to QScan investment	2,500
Stock dividend declared in 2024, and canceled in February 2026	1	—
Semnur dividend of Semnur Pharmaceuticals Inc. shares	4,230	—
Interest expense accrued and added to principal balance of promissory notes	70	—
Deferred transaction costs related to Semnur Business Combination included in accrued expenses and account payable	—	2,209
Additions to intangible assets included in accrued expenses	—	1,000
Acquisition of interest in joint venture in accrued expenses	—	1,100

See accompanying notes to unaudited condensed consolidated financial statements.

SCILEX HOLDING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Basis of Presentation

Organization and Principal Activities

Scilex Holding Company (“Scilex” and together with its consolidated subsidiaries, the “Company”) is an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. The Company was originally formed in 2019 and currently has eight subsidiaries, of which the following five are wholly owned: Scilex Inc. (“Legacy Scilex”), Scilex Pharmaceuticals Inc. (“Scilex Pharma”), SCLX DRE Holdings LLC, SCLX Stock Acquisition JV LLC (“SCLX JV”) and Scilex BVI Limited (“Scilex BVI”); and the following three subsidiaries are controlled by Scilex: Scilex Bio, Inc. (“Scilex Bio”), Semnur Pharmaceuticals, Inc. (“Semnur”) and Vivasor Holding Company (“Vivasor”). The business combination with Vivasor closed in December 2025. The business combination with Vickers Vantage Corp. I (“Vickers”) closed in November 2022 (the “Scilex Business Combination”) .

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

These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on April 10, 2026 (the “Annual Report on Form 10-K”). The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. These estimates include, but are not limited to, revenue recognition, fair value of financial instruments and certain assumptions used in estimating stock-based compensation, the fair value of assets acquired and liabilities assumed in acquisitions, and the noncontrolling interests recognized in acquisitions. The Company has elected the practical expedient provided in ASC 718 - Compensation—Stock Compensation, to use the Black-Scholes option-pricing method to calculate the fair value of stock based compensation. Management believes that these estimates are reasonable; however, actual results may differ from these estimates.

Customer and Supplier Concentration Risk

The Company had four customers during the three and six months ended June 30, 2026, each of which individually generated 10% or more of the Company’s total revenue. These customers accounted for 96% and 95% of the Company’s revenue for the three and six months ended June 30, 2026, respectively, individually ranging from 22% to 27% and 19% to 27%. As of each of June 30, 2026 and 2025, these customers represented 80% and 99% of the Company’s outstanding accounts receivable, individually ranging between 16% and 37%, and 19% and 30% for respective periods. Additionally, during the three and six months ended June 30, 2026, the Company purchased ZTlido and ELYXYB inventories from its sole suppliers, Itochu Chemical Frontier Corporation (“Itochu”), Contract Pharmaceuticals Ltd. Canada (“CPL”) and Ferndale Laboratories, Inc. This exposes the Company to concentration of customer and supplier risk. The Company monitors the financial condition of its customers, limits its credit exposure by setting credit limits, and has not experienced any credit losses during the six months ended June 30, 2026 and 2025.

Significant Accounting Policies

There have been no significant changes to the accounting policies during the three and six months ended June 30, 2026, as compared to the significant accounting policies described in Note 1 of the Notes to Consolidated Financial Statements in the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

Fair Value Measurements

Financial assets and liabilities are recorded at fair value on a recurring basis in the condensed consolidated balance sheets. The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents and marketable securities, prepaid and other current assets, accounts payable and accrued expenses, approximate their fair value due to the short-term nature of these instruments. Equity method investments and digital assets are also recorded at fair value in our unaudited condensed consolidated balance sheets.

The valuation of the derivative warrant liability for the Private Warrants, the February 2024 BDO Firm Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants, the Exchange Warrants, the September 2025 Warrants, the November 2025 Warrants, and the February 2026 Warrants (each as defined below) is outlined in Note 5, utilizing the Black-Scholes option pricing model. The Company has chosen the fair value option for the Convertible Debentures, Oramed Note, FSF Deposit and Tranche B Notes (each as defined below), with the valuation methodologies detailed in Note 8. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity with the inputs to the valuation of these assets or liabilities as follows:

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

Cash and Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible into cash without penalty and with original maturities of three months or less at the date of purchase to be cash equivalents. The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value. Cash equivalents were immaterial as of June 30, 2026 and December 31, 2025.

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

Estimated credit losses related to trade accounts receivable are recorded as general and administrative expenses and as an allowance for expected credit losses within accounts receivable, net. The Company reviews reserves and makes adjustments based on historical experience and known collectability issues and disputes. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for expected credit losses. As of June 30, 2026 and December 31, 2025, allowances for credit losses on accounts receivable were nil. As of June 30, 2026 and December 31, 2025, allowances for prompt payment discounts were $0.2 million and $0.4 million, respectively.

Inventory

The Company determines inventory cost on a first-in, first-out basis, with the exception of Vivasor which determines inventory cost using the average cost method. The Company reduces the carrying value of inventories to the lower of cost or net realizable value for those items that are potentially excess, obsolete or slow-moving. The Company reserves for excess and obsolete inventory based upon historical experience, sales trends, and specific categories of inventory and expiration dates for on-hand inventory. Inventory costs resulting from these adjustments are recognized as cost of sales in the period in which they are incurred. When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, the Company capitalizes pre-launch inventory costs prior to regulatory approval. As of June 30, 2026 and 2025, the Company’s inventory was composed of equal parts of raw material and finished goods.

Acquisitions

The Company accounts for business combinations using the acquisition method of accounting, which requires that assets acquired, including in-process research and development (“IPR&D”) projects and liabilities assumed be recorded at their fair values as of the acquisition date on the Company's condensed consolidated balance sheets. Any excess of purchase price over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires the Company to make significant estimates and assumptions. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.

When the Company determines net assets acquired do not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded and contingent consideration such as payments upon achievement of various developmental, regulatory and commercial milestones generally is not recognized at the acquisition date. In an asset acquisition, up-front payments allocated to IPR&D projects at the acquisition date and subsequent milestone payments are charged to expense in the Company’s condensed consolidated statements of operations and comprehensive loss unless there is an alternative future use.

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

Digital Assets

The Company holds digital assets, including Bitcoin, stablecoins, and other digital tokens received in connection with corporate transactions, which are presented as a separate line item within the condensed consolidated balance sheets. In accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60), digital assets within the scope of this guidance are measured at fair value each reporting period, with changes in fair value recognized in unrealized gains and losses within other expense, net, in the condensed consolidated statements of operations and comprehensive loss. Fair value is determined using the quoted price of each digital asset on its principal market (or most advantageous market, if no principal market exists) as of the balance sheet date, without regard to contractual sale restrictions, consistent with Level 1 of the fair value hierarchy. Upon sale, the Company recognizes a realized gain or loss for the difference between sale proceeds and the carrying value immediately prior to sale, using the specific identification method to determine the cost basis of units sold. Digital assets are classified as long-term assets unless management intends to sell or utilize a specific holding within twelve months of the balance sheet date. Digital assets not meeting the scope of ASC 350-60 are accounted for as general intangible assets. See Note 6 for further information regarding the composition of, and activity in, the Company's digital assets.

Equity Method Investment

The Company holds an equity interest in Datavault, a publicly traded company, over whose operating and financial policies the Company is able to exercise significant influence. Although this investment would otherwise be accounted for under the equity method, the Company has elected the fair value option under ASC 825-10, Financial Instruments—Overall, because management believes fair value readily determinable from Datavault's quoted market price provides more relevant and decision-useful information than equity-method accounting for an investment in an actively traded security. Under the fair value option, the investment is remeasured to fair value at each reporting date, with changes recognized in unrealized gains and losses within other expense, net, in the condensed consolidated statements of operations and comprehensive loss. Fair value is based on the quoted closing market price of Datavault common stock, a Level 1 input within the fair value hierarchy. Upon the sale or other disposition of shares, the Company recognizes a realized gain or loss equal to the difference between proceeds received and the carrying value of the shares sold immediately prior to disposition. The Company also holds warrants to purchase additional shares of Datavault, which are carried at fair value using an option-pricing model (Level 3) and are included in other long-term assets. See Notes 5, 6 and 7 for further information.

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

Warrants

In accordance with ASC Subtopic No. 815-40, Contracts on an Entity’s Own Equity, the Company determines how to account for warrants either assumed in business combinations or issued under various financing arrangements. Warrants classified as equity are recorded at their issuance cost and are not subject to remeasurement at each subsequent balance sheet date. The Company records them in additional paid-in capital in the Company’s consolidated balance sheets. Warrants accounted for as liabilities are recorded at their estimated fair value on the date of issuance and are revalued at each subsequent balance sheet date, with fair value changes recognized in the condensed consolidated statement of operations and comprehensive loss. The Company estimates the value of these warrants using a Black-Scholes option pricing formula.

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

The Oramed Note, FSF Deposit and Tranche B Notes

The Company has elected the fair value option to account for the FSF Deposit and the Tranche B Notes (each as defined in Note 2 “Liquidity and Going Concern” below) and the Oramed Note (as defined in Note 5 “Fair Value Measurements” below) that were issued in June 2024, October 2024 and September 2023, respectively, as discussed further in Note 8. The Company recorded these financial instruments at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations and comprehensive loss, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to these financial instruments were expensed as incurred. The weighted-average interest rates for the short-term loans, including these financial instruments, were 8.09% and 12.35% for the period ended June 30, 2026 and December 31, 2025, respectively.

Purchased Revenue Liability

The purchased revenue liability is associated with the Purchase and Sale Agreement that the Company entered into in October 2024 with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed (the “ZTlido Royalty Purchase Agreement”) and the Purchase and Sale Agreement that the Company entered into in February 2025 with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed (the “Gloperba-Elyxyb Royalty Purchase Agreement”, and together with the ZTlido Royalty Purchase Agreement, the “Royalty Purchase Agreements”) (Note 8). The Company elected the fair value option to account for the purchased revenue liability (as described in Note 5 “Fair Value Measurements” below). The Company recorded the Royalty Purchase Agreements at fair value upon issuance with changes in fair value recorded as change in fair value of debt and liability instruments in the condensed consolidated statements of operations and comprehensive loss, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. Interest expense related to these financial instruments is included in the changes in fair value. As a result of applying the fair value option, direct costs and fees related to the purchased revenue liability were expensed as incurred.

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

Revenue from product sales is comprised of sales of ZTlido, ELYXYB and GLOPERBA. The Company’s performance obligation with respect to sales of ZTlido, ELYXYB and GLOPERBA is satisfied at a point-in-time, when control is transferred upon delivery of product to the customer. The Company considers control to have transferred upon delivery because the customer has legal title to the product, physical possession of the product has been transferred to the customer, the customer has significant risks and rewards of ownership of the product, and the Company has a present right to payment at that time. Invoicing typically occurs upon shipment and the length of time between invoicing and when payment is due is not significant. The aggregate dollar value of unfulfilled orders as of June 30, 2026 and 2025 was not material.

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

On April 30, 2026, Vivasor issued a fully vested warrant to purchase 4,000,000 shares of Vivasor's Series A Common Stock to Henry Ji, Ph.D., Chief Executive Officer and President of the Company, and a fully vested warrant to purchase 2,000,000 shares of Vivasor's Series A Common Stock to Stephen Ma, Chief Financial Officer of the Company (the “Vivasor Warrants”). The Company determined that the Vivasor Warrants are indexed to Vivasor's own stock and meet the conditions for classification within stockholders' equity under ASC 815-40, and are therefore not accounted for as derivative liabilities. Because the warrants were issued to Dr. Ji and Mr. Ma in their capacity as service providers and were fully vested with no future service condition, the Company recognized the grant-date fair value as stock-based compensation expense in full upon issuance, in accordance with ASC 718, Compensation—Stock Compensation. The Company utilizes the Black-Scholes option pricing model to estimate the grant-date fair value of the Vivasor Warrants. Refer to Notes 9 and 14 for further discussion of the transaction.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company assessed the provisions of this ASU and concluded this ASU does not have a material impact on its condensed consolidated financial statements.

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

On September 21, 2023, the Company entered into a securities purchase agreement (the “Scilex-Oramed SPA”) with Oramed Pharmaceuticals Inc. ("Oramed"), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, was originally scheduled to mature on March 21, 2025, and has been extended on multiple occasions (see Note 8 for detailed discussions). As of June 30, 2026, the Oramed Note has an outstanding principal balance and paid in kind interest of $29.5 million, with the due date extended to September 30, 2026. On October 7, 2024, the Company entered into a securities purchase agreement (the “Tranche B Securities Purchase Agreement”) with certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Tranche B Investors, the “Tranche B Noteholders”), to issue and sell, in a registered offering by the Company directly to the Tranche B Noteholders, a new tranche B of senior secured convertible notes of the Company in the aggregate principal amount of $50.0 million (the “Tranche B Notes”), which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of Common Stock at a conversion price equal to $36.40 per share. In exchange for the issuance of the Tranche B Notes to the Tranche B Investors, the Company received an aggregate amount in cash of $22.5 million, excluding fees and expenses payable by the Company. In consideration for the Tranche B Notes issued to Oramed, the Company received from Oramed an exchange and reduction of the principal balance under the Oramed Note (as defined below) of $22.5 million. As of June 30, 2026, the Tranche B Notes has an outstanding principal balance of $12.6 million, with due dates extended to September 30, 2026.

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

On December 8, 2025, the Company and St. James executed an amendment to the Scilex-St. James Loan Agreement (the “Scilex-St. James Loan Amendment”). The Scilex-St. James Loan Amendment, among other things, increased the maximum amount that may be borrowed under the Scilex-St. James Loan Agreement from $50.0 million to $100.0 million, and increased the number of shares of Datavault Common Stock collateralizing the Scilex-St. James Loans to 85,838,800 shares. The Company further transferred an additional 10,000,000 shares in February 2026 (see Note 8).

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

Furthermore, on March 16, 2026, the Lender issued a formal letter to the Company addressing the following matters:

•
Earlier share price defaults which occurred in December 2025 and January 2026 were cured by the Company on a timely basis.
•
On February 3, 2026, the Lender agreed to forbear from enforcing any events of default arising from a share price default and decreased trading volumes for the period from February 3, 2026, through February 27, 2026.
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
•
The Lender asserted that the complaint filed by the Company on March 11, 2026, constituted an additional event of default, and, as a result, the Lender stated that the Scilex-St. James Loan Agreement was terminated effective March 16, 2026 (“Loan Termination Date”). The Lender further stated that neither party had any remaining obligations under the Scilex-St. James Loan Agreement.

As of the Loan Termination Date, the Company had transferred a total of 95,665,102 shares of Datavault Common Stock to the Lender, consisting of 85,665,102 shares pledged as collateral under the Scilex-St. James Loan Agreement and an additional 10,000,000 shares transferred in February 2026 that were not part of the pledged collateral. As alleged in the Company's complaint against the Lender, the Lender transferred and sold these pledged shares without authorization from the Company through brokerage accounts of the Lender, as described above. Regardless of the ultimate disposition of the shares by the Lender, the Company lost all access to and control over the shares as of the Loan Termination Date.

Because the Company no longer has control over these shares, they should be derecognized from the balance sheet. Therefore, in substance, the exchangeable debts were settled by forfeiture of the pledged shares and there was no remaining debt related to St. James as of June 30, 2026. As the shares of Datavault Common Stock are being carried at fair value under ASC 323, upon the derecognition date (i.e. the Loan Termination Date), the shares should be revalued to their then current fair market value with changes in fair value recognized in unrealized gains and losses on equity investments and no further gain or loss should be recognized when shares are considered “disposed”.

In connection with the Company’s acquisition of 30.1% of the outstanding shares of Vivasor (see Note 3), the Company includes in its unaudited condensed consolidated financial statements a loan agreement entered into on August 15, 2018, between Hangzhou ACEA Pharmaceutical Research Co., Ltd (“ACEA Hangzhou”), a subsidiary of Vivasor, and Aisen Biological (Hangzhou) Co., Ltd. (“Aisen”), pursuant to which Aisen provided RMB 194.6 million in funding to ACEA Hangzhou over multiple years from 2013 through 2018. In addition, Vivasor maintains multiple financing arrangements with various lenders that are each individually immaterial. These borrowings have substantially similar economic characteristics, including denomination in RMB, interest rates ranging from 0% - 6.00% and maturities between currently due to 2030. Certain lenders have the contractual right to call all long-term debt obligations immediately, although the Company has not received notification that any lender intends to exercise such right. As a result, all long-term debt has been classified as current in the accompanying consolidated balance sheet. As part of purchase accounting for the acquisition of Vivasor, the Company recorded the assumed other borrowings, including accrued interest of $1.9 million, at their estimated fair value of $21.7 million as of December

5, 2025. As of June 30, 2026, total outstanding principal balance for all Vivasor related debt was $45.9 million. Please refer to Note 8 for further discussion of the Company's debt transactions.

As of June 30, 2026, the Company’s negative working capital was $476.0 million, including cash and cash equivalents of approximately $0.6 million. During the six months ended June 30, 2026, the Company had operating losses of $61.6 million and cash flows used in operating activities of $7.8 million. The Company had an accumulated deficit of $1.1 billion as of June 30, 2026.

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

The Sales Milestone Payment and sale volume-based future royalties were determined to meet a scope exception for derivative accounting and will not be recognized until the contingencies are realized. The Development Milestone Payment represents a liability, which will be measured at fair value for each reporting period. As of June 30, 2026 and December 31, 2025, the contingent consideration associated with the Development Milestone Payment was $0.2 million, recorded in Other long-term liabilities.

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

As of June 30, 2026 and December 31, 2025, the Company had ending balances of accrued royalty payables of $0.4 million and $0.2 million. During the three and six months ended June 30, 2026, the Company made royalty payments in the amount of nil, respectively. The Company made royalty payments in the amount of $0.1 million during the three and six months ended June 30, 2025. As of June 30, 2026, a regulatory milestone payment of $0.1 million had been accrued.

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

The Semnur Business Combination Agreement provided that, among other things, (i) on the terms and subject to the conditions set forth therein, Denali Merger Sub merged with and into Semnur, with Semnur surviving as a wholly owned subsidiary of Denali (the “Semnur Business Combination”), and (ii) prior to the closing of the Semnur Business Combination, Denali migrated to and domesticated as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware, as amended (the “DGCL”), and de-registered in the Cayman Islands in accordance with Section 206 of the Cayman Companies Act (the “Domestication”). Upon the closing of the Semnur Business Combination, Denali changed its name to “Semnur Pharmaceuticals, Inc.” (“New Semnur”). Shares of Denali common stock following the Domestication are hereinafter referred to as “New Semnur Common Shares”. Shares of Denali Series A preferred stock following the Domestication are hereinafter referred to as “New Semnur Preferred Shares”. Warrants to purchase New Semnur Common Shares following the Domestication are hereinafter referred to as “New Semnur Warrants”.

In accordance with the terms and subject to the conditions of the Semnur Business Combination Agreement, following the Domestication and at the effective time of the Semnur Business Combination (the “Effective Time”): (i) each share of Semnur Common Stock issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive, without interest, a number of New Semnur Common Shares equal to the Exchange Ratio (as defined in the Semnur Business Combination Agreement); (ii) each share of Series A preferred stock of Semnur issued and outstanding immediately prior to the Effective Time was automatically converted into the right to receive, without interest, (a) one New Semnur Preferred Share and (b) one-tenth of one New Semnur Common Share, and (iii) subject to Denali’s receipt of the Option Exchange Approval (as defined in the Semnur Business Combination Agreement), each option to purchase a share of Semnur Common Stock that is then outstanding shall be converted into the right to receive an option to purchase a number of New Semnur Common Shares as determined by the Exchange Ratio upon substantially the same terms and conditions as are in effect with respect to such option immediately prior to the Effective Time, with the exercise price thereof adjusted by the Exchange Ratio. Pursuant to Amendment No. 1, among other things, the parties agreed to (i) modify certain covenants of the parties to address the potential delisting of the Denali ordinary shares and warrants from the Nasdaq Capital Market, (ii) extend the Outside Date (as defined in Amendment No. 1) to September 30, 2025, and (iii) require Denali to amend its organizational documents to extend the period of time within which Denali can complete a business combination to December 11, 2025, or such other date that is mutually agreed to by Semnur and Denali.

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

During January 2026, the Company purchased a total of 355,919 shares of Vivasor Series A-2 Preferred Stock for total cash consideration of $1.1 million from two existing shareholders of Vivasor pursuant to two separate share transfer agreements: the Share Transfer Agreement dated January 20, 2026, for 254,228 shares for a total of $0.8 million and the Three I Fund Agreement, dated January 13, 2026, for 101,691 shares for a total of $0.3 million (collectively, the “Vivasor Secondary Purchase Agreements”).

During April 2026, Vivasor repurchased a total of 1,032,994 shares of Vivasor Series A-2 Preferred Stock for total cash consideration of $2.4 million from three existing shareholders of Vivasor, KMT SPV One Investment LLC, KMT Holdco LLC (“KMT Holdco”) and Gauri Gupta pursuant to a stock repurchase agreement dated April 16, 2026, and pursuant to the same agreement, sold all of its remaining 1,000 Class A Common Units held in Sofusa Holdings LLC, a subsidiary of Vivasor, to KMT Holdco for services rendered. The excess of the redemption consideration over the carrying amount of the shares of $1.2 million was treated as a deemed dividend that reduced income available to common stockholders for the three and six months ended June 30, 2026. During June 2026, Vivasor repurchased a total of 203,382 shares of Vivasor Series A Common Stock for total cash consideration of $0.7 million from an existing shareholder of Vivasor, Aladdin Asfour pursuant to a stock repurchase agreement dated June 30, 2026.

The Vivasor Secondary Purchase Agreements represents a transfer of existing equity interests between noncontrolling shareholders and the Company (the controlling interest). The purpose for the transactions was to consolidate ownership of Vivasor and to increase the Company's equity interest in Vivasor. Both sellers were original investors in Vivasor’s Series A-2 Preferred Stock. Both sellers purchased their Series A-2 Preferred Stock at the original issue price of approximately $1.97 per share.

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

4. License and Patent Agreements

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

As consideration for the license under the Romeg License Agreement, the Company agreed to pay Romeg (1) an up-front license fee of $2.0 million, (2) upon the Company’s achievement of certain net sales milestones, certain milestone payments in the aggregate amount of up to $13.0 million, (3) certain royalties in the mid-single digit percentage based on annual net sales of the Licensed Products attributable to sales of the Licensed Products occurring in the Romeg U.S. Territory during the Romeg U.S. Royalty Term, with a quarterly minimum royalty of $0.2 million, and (4) pursuant to the amendment thereto, (a) certain royalties at rates in the low-single digit percentage, based on annual net sales of the Licensed Products attributable to sales of Licensed Products in the Romeg Ex-U.S. Territory during the Romeg Ex-U.S. Territory Royalty Term and (b) a one-time, non-refundable, non-creditable payment of $0.7 million. Pursuant to the amendment agreement, we also transferred to Romeg 22,267 shares of Common Stock.

In connection with the Romeg License Agreement, the Company recorded an intangible asset for acquired licenses of $5.7 million, which is composed of the upfront license fee of $2.0 million and deferred consideration of $3.7 million that is the present value of the future minimum royalty payments and immaterial transaction costs. For each of the three months ended June 30, 2026 and 2025, the Company made royalty payments in the amount of $0.2 million and $0.3 million, respectively. For each of the six months ended June 30, 2026 and 2025, the Company made royalty payments in the amount of $0.3 million. No contingent consideration was recognized as a liability or included in the fair value of the assets as of June 30, 2026 or December 31, 2025.

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

Under the Elyxyb License Agreement, the Company granted to the Licensee during the Elyxyb License Term (as defined below) a worldwide, exclusive, non-transferable (except in connection with a permitted assignment of the Elyxyb License Agreement) right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by the Company to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Elyxyb Products, in all cases solely for commercialization of the Elyxyb Products outside of the United States in the Field (as defined therein). The Licensee granted to the Company a non-exclusive, non-transferable (except in connection with a permitted assignment of the Elyxyb License Agreement), right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the United States, to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit the Elyxyb Product for commercialization of the Elyxyb Products in the United States in the Field, and (ii) worldwide, to develop and manufacture the Elyxyb Product for commercialization in the United States in the Field. Each of the Licensee and the Company will receive 50% of the Canadian Net Revenue (as defined therein) generated based on the Licensee’s sale of the Elyxyb Products, and the Licensee shall effect the foregoing by paying to the Company an amount required for the Company to receive its share of the Canadian Net Revenue on a quarterly basis.

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

Under the Lido License Agreement, Scilex Pharma granted to the Licensee during the Lido License Term (as defined below) a worldwide (other than the United States and certain territories stated in the Lido License Agreement), exclusive, non-transferable right, license and interest in, to, and under all Product Rights Controlled (each as defined therein) by Scilex Pharma to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit all Lido Products, in all cases solely for commercialization of the Lido Products outside of the United States and certain territories stated in the Lido License Agreement (the “Lido Licensee Territory”). The Licensee granted to Scilex Pharma a non-exclusive, non-transferable, right and license under the Licensee Non-Blocking Patents (as defined therein) (i) in the Licensor Territory (as defined therein), to develop, manufacture, obtain and maintain regulatory approvals for, commercialize and otherwise exploit the Lido Product for commercialization of the Lido Products in the Licensor Territory in the Field (as defined therein), and (ii) worldwide, to develop and manufacture the Lido Product for commercialization in the Licensor Territory in the Field. Each of the Licensee and Scilex Pharma will receive 50% of the Net Revenue (as defined therein) generated, and the Licensee shall effect the foregoing by paying to Scilex Pharma its share of the Net Revenue on a quarterly basis.

Pursuant to the Lido License Agreement, the Licensee shall (i) use commercially reasonable efforts to obtain and maintain regulatory approval for the Lido Product in at least one Major Market Country (as defined therein) within 18 months after the Lido Effective Date, and (ii) commit $0.2 million, or its equivalent in kind, annually toward such efforts until it obtains regulatory approval for the Lido Product in the Lido Licensee Territory. Scilex Pharma shall use commercially reasonable and diligent efforts to obtain and maintain regulatory approvals for SP-103 and all existing Lido Products in each country or jurisdiction in the Licensor Territory.

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

The Datavault License Agreement expires upon the expiry of the patents underlying the Proprietary Materials, at which point the license shall become perpetual, irrevocable, non-exclusive and royalty-free. The Datavault License Agreement is subject to earlier termination if, among other things: (i) either party ceases to exist or becomes insolvent, (ii) either party commits a material breach of the Datavault License Agreement, (iii) the Company fails to make any required payment to Datavault that is not cured within 15 days, or (iv) the Company does not achieve and maintain annual royalty payments to Datavault of a minimum of $1.0 million after 24 months following the date of the Datavault License Agreement.

As consideration for the license under the Datavault License Agreement, the Company agreed to pay Datavault (a) a non-refundable license fee of $10.0 million, payable in four equal installments of $2.5 million on or before the last day of each fiscal quarter, beginning on December 31, 2025, (b) subject to achievement of certain net sales for the Licensed Product (as defined therein), up to an aggregate of $2.6 billion, and (c) a five-percent (5%) royalty on net sales of the Product (as defined therein) during the applicable royalty term under the Datavault License Agreement.

The Datavault License Agreement contains customary reciprocal indemnification obligations for Datavault and the Company and customary representations and warranties.

The Company has not recognized any sales relating to the Licensed Product. Accordingly, the Company has not recognized any additional liabilities under the Datavault License Agreement, other than the $10.0 million license fee, which $8.8 million remains payable as of June 30, 2026.

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

The Company has not recognized any sales relating to the Vivasor Licensed Product. Accordingly, the Company has not recognized any liabilities under the Vivasor-Datavault License Agreement, other than the $20.0 million license fee, of which, $15.0 million was payable as of June 30, 2026.

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

In exchange for the Purchased Assets, the Company agreed to pay $2.9 million to EOS and to pay EOS quarterly royalty payments. The royalty fee assessed is 3% on all net sales generated from the use of the Purchased Assets by the Company. Royalties are payable quarterly within 30 days following the end of each calendar quarter. As of June 30, 2026 the Company has not recognized any sales relating to the Purchased Assets. The purchase price of $2.9 million was fully paid upon execution of the EOS Patent Agreement.

5. Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis and the level of inputs used in such measurements (in thousands):

	June 30, 2026
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity method investment, at fair value	$56,607	$56,607	$—	$—
Marketable securities	15	15	—	—
Datavault warrants	29	—	—	29
Digital assets	56,138	56,138	—	—
Total assets	$112,789	$112,760	$—	$29
Liabilities
Oramed Note	$28,768	$—	$—	$28,768
Tranche B Notes	12,140	—	—	12,140
Purchased revenue liability	8,198	—	—	8,198
Derivative liabilities	32,186	—	—	32,186
Contingent consideration liability	8	8	—	—
Other long-term liabilities	180	—	—	180
Total liabilities	$81,480	$8	$—	$81,472

	December 31, 2025
	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Equity method investment, at fair value	$159,403	$159,403	$—	$—
Marketable securities	6,026	6,026	—	—
Digital assets	64,711	64,711	—	—
Total assets	$230,140	$230,140	$—	$—
Liabilities
Oramed Note	$27,688	$—	$—	$27,688
Tranche B Notes	17,500	—	—	17,500
Purchased revenue liability	8,400	—	—	8,400
Derivative liabilities	50,599	—	—	50,599
Contingent consideration liability	3,013	3,013	—	—
Other long-term liabilities	174	—	—	174
Total liabilities measured at fair value	$107,374	$3,013	$—	$104,361

Equity Method investment

As described in Note 2 above and Note 6 below, upon the additional closing under the Datavault SPA, the Company accounted for the investment in Datavault Common Stock in accordance with the equity method. The Company determines the fair value of its Datavault investment by taking the publicly available share price as of the balance sheet date multiplied by the number of shares the Company holds. There are no non-observable inputs in determining the fair value.

Digital assets

For the six months ended June 30, 2026, the Company determined the fair value of its Bitcoin and stablecoin investments, which consist of Bitcoin and Tether coin (“USDT”) as of June 30, 2026, by taking the average of publicly available prices for Bitcoin and USDT on multiple platforms as of the balance sheet date and multiplying that average by the number of Bitcoin and stablecoin units the Company holds. There are no non-observable inputs in determining the fair value.

Datavault Warrants

As of June 30, 2026, Datavault declared and made three in-kind distributions of meme coins, one of which included a concurrent warrant distribution to certain of its record equity holders. The Company, as a record holder of Datavault Common Stock, became entitled to participate in each such distribution on the applicable record date. As of June 30, 2026, the Company received 2,643,441 meme coins in its Datavault wallet on February 27, 2026. The Company received 2,643,441 warrants on February 27, 2026 (each exercisable for one share of Datavault Common Stock at an exercise price of $5.00). The warrants were calculated to have a fair value of approximately $28.5 thousand, for the six months ended June 30, 2026, using a Black Scholes model. The aggregate Level 3 fair value of the meme coins received was immaterial based on a derived unit value of approximately $0.000084 per meme coin. The Company recorded the fair value of the warrants in other long-term assets in the accompanying unaudited condensed consolidated balance sheet.

The Oramed Note

In September 2023, the Company issued a senior secured promissory note to Oramed in the principal amount of $101.9 million (the “Oramed Note”) (see Note 8). The Company elected the fair value option to account for the Oramed Note with any changes in the fair value of the note recorded in the unaudited condensed consolidated statements of operations and comprehensive loss, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a discounted cash flow model to determine the fair value of the Oramed Note based on Level 3 inputs. This methodology discounts the interest and principal payments using a risk-adjusted discount rate. The fair value as of June 30, 2026 and December 31, 2025 was determined to be $28.8 million and $27.7 million, respectively, by applying a discount rate of 24.00% and 21.00%, respectively. For the three and six months ended June 30, 2026 and 2025, the Company recorded a gain of $0.1 million and a loss of $1.1 million and loss of $3.5 million and $6.3 million, respectively, in change in fair value of the Oramed Note in the unaudited condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2026 and 2025, the change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income was nil.

Tranche B Notes

In October 2024, the Company entered into the Tranche B Securities Purchase Agreement to issue and sell the Tranche B Notes in the principal amount of $50.0 million (see Note 8). The Company elected the fair value option to account for the Tranche B Notes with any changes in the fair value of such notes recorded in the unaudited condensed consolidated statements of operations and comprehensive loss, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Tranche B Notes are measured at fair value on a recurring basis using Level 3 inputs. The Company uses the Binomial Lattice Model valuation technique to measure the fair value of the Tranche B Notes. The fair value as of June 30, 2026 and December 31, 2025 was determined to be $12.1 million and $17.5 million, respectively. For the three and six months ended June 30, 2026 and 2025, the Company recorded a loss of $0.1 million and $1.0 million and $4.2 million and $6.7 million, respectively, in change in fair value of the Tranche B Notes in the unaudited condensed consolidated statements of operations and comprehensive loss. The change in fair value due to instrument-specific credit risk recorded as a component of other comprehensive income in the unaudited condensed consolidated statements of operations and comprehensive loss was nil for each of the three and six months ended June 30, 2026 and 2025.

Purchased Revenue Liability

In October 2024, the Company entered into the ZTlido Royalty Purchase Agreement with the ZTlido Royalty Investors and Oramed (see Note 8). In February 2025, the Company also entered into the Gloperba-Elyxyb Royalty Purchase Agreement with the Gloperba-Elyxyb Royalty Investors and Oramed (see Note 8). The Company elected the fair value option for the purchased revenue liability with changes in fair value recorded as change in fair value of debt and liability instruments in the unaudited condensed consolidated statements of operations and comprehensive loss, with the exception of changes in fair value due to instrument-specific credit risk, if any, which are recorded as a component of other comprehensive income. The Company uses a Scenario-Based Method valuation technique to measure the fair value of the purchased revenue liability. As of June 30, 2026 and December 31, 2025, the aggregate fair value of both agreements was determined to be $8.2 million and $8.4 million, respectively. For the three and six months ended June 30, 2026 and 2025, the Company recorded a gain of $0.2 million and a loss of $1.1 million, and a loss of $0.7 million and $1.5 million, respectively, in change in fair value of the purchased revenue liability in the unaudited condensed consolidated statements of operations and comprehensive loss.

Derivative Liabilities

As of June 30, 2026, the following warrants to purchase Common Stock that are included in derivative liabilities were outstanding:

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
•
3,250,000 Deposit Warrant, which is currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock,
•
3,750,000 October 2024 Noteholder Warrants, which are currently exercisable for an aggregate of up to 107,142 shares of Common Stock,
•
18,809,454 December 2024 RDO Common Warrants, which are currently exercisable for an aggregate of up to 537,294 shares of Common Stock,
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

For the six months ended June 30, 2026, the fair value of derivative warrant liabilities related to these warrants was $32.2 million.

The Company recorded a loss of $6.6 million and a gain of $19.1 million for the three and six months ended June 30, 2026, respectively, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, Deposit Warrant, the October 2024 Noteholder Warrants, December 2024 RDO Common Warrants, the Exchange Warrants, the September 2025 Warrants, the November 2025 Warrants and the February 2026 Warrants. The Company recorded a loss of $12.4 million and $2.0 million for the three and six months ended June 30, 2025, respectively, attributed to warrant liabilities consisting of the Private Warrants, the February 2024 BDO Firm Warrants and the April 2024 RDO Common Warrants, Deposit Warrant, the October 2024 Noteholder Warrants, and December 2024 RDO Common Warrants. The Company assumed the private placement warrants from Vickers in November 2022 in connection with the Scilex Business Combination (the “Private Warrants”).

The following table includes a summary of the warrant derivative liabilities measured at fair value during the six months ended June 30, 2026 (in thousands):

Fair Value
Ending Balance as of December 31, 2025	$50,599
Change in fair value measurement of warrant liabilities	(19,064)
Issuance of February 2026 Warrants	651
Ending Balance as of June 30, 2026	$32,186

Scilex-St. James Loans Embedded Derivatives

The Company evaluated the Scilex-St. James Loans for embedded derivatives and identified certain features that required bifurcation because they are not clearly and closely related to the host instrument. The embedded derivatives relate to (i) default provisions that could require additional interest payments, and (ii) a provision which could require the settlement of the principal amount of the Notes through the Pledged Securities upon an uncured event of default. The fair value of the derivative was considered de minimis as of December 31, 2025.

As of the Loan Termination Date, the Company had transferred a total of 95,665,102 shares of Datavault Common Stock to the Lender, consisting of 85,665,102 shares pledged as collateral under the Scilex-St. James Loan Agreement and an additional 10,000,000 shares transferred in February 2026 that were not part of the pledged collateral. As alleged in the Company's complaint against the Lender, the Lender transferred and sold these pledged shares without authorization from the Company through brokerage accounts of the Lender. Accordingly, the Company no longer had control over these shares, and they were derecognized from the balance sheet. Therefore, in substance, the exchangeable debts were settled by forfeiture of the pledged shares. Consistent with ASC 323, because the shares of Datavault Common Stock are carried at fair value, the shares were revalued to their then-current fair market value on the derecognition date (i.e., the Loan Termination Date), with changes in fair value recognized in unrealized (gain) loss on equity method investments carried at fair value, net and no further gain or loss was recognized when the shares were considered “disposed”.

Furthermore, as a result of the event of default, the Company revalued the compound derivative on March 2, 2026, to fair value, which was determined to be the difference between the amount due under the loan and the fair value of the shares of Datavault Common Stock foregone. Since the time difference between the Loan Termination Date and March 2, 2026, was not significant, the Company revalued the compound derivative on the Loan Termination Date. The change in fair value of the compound derivative of $28.8 million was recorded in Loss on compound derivative of Scilex-St. James Loans. Of this amount, $21.8 million was recognized during the three months ended March 31, 2026 upon settlement of the pledged collateral, and $6.9 million was recognized during the three months ended June 30, 2026, when the Company determined that the additional 10,000,000 shares of Datavault Common Stock retained by the Lender were not recoverable, measured using the fair value of those shares as of the Loan Termination Date.

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

A summary of the inputs used in valuing the derivative warrant liabilities as of June 30, 2026 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)	Exchange Warrants	September 2025 Warrants	November 2025 Warrants	February 2026 Warrants
Exercise price	$397.89	$59.50	$1.20	$36.40	$22.72	$22.72	$40.00	$20.00	$29.00	$20.00
Term, in years	1.36	2.68	2.97	3.27	3.46	0.95	3.27	3.46	4.41	3.46
Volatility	136.0%	111.0%	102.0%	104.0%	102.0%	134.0%	105.0%	98.0%	92.0%	110.0%
Risk-free rate	3.96%	4.06%	4.07%	4.07%	4.07%	3.91%	4.07%	4.07%	4.09%	4.07%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

A summary of the inputs used in valuing the derivative warrant liabilities as of December 31, 2025 is as follows:

	Private Warrants	February 2024 BDO Firm Warrants	Deposit Warrant	October 2024 Noteholder Warrants	December 2024 RDO Common Warrants (5yr)	December 2024 RDO Common Warrants (2.5yr)	Exchange Warrants	September 2025 Warrants	November 2025 Warrants
Exercise price	$402.50	$59.50	$1.20	$36.40	$22.72	$22.72	$40.00	$20.00	$29.00
Term, in years	1.86	3.18	3.47	3.77	3.95	1.45	3.77	3.95	4.90
Volatility	98.0%	81.0%	76.0%	79.0%	78.0%	93.0%	79.0%	74.0%	80.0%
Risk-free rate	3.44%	3.53%	3.56%	3.59%	3.60%	3.45%	3.59%	3.60%	3.69%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Contingent Consideration Related to SP-104 Acquisition

The Development Milestone Payment related to the SP-104 Assets represents an obligation to potentially settle a fixed value in a variable number of shares of Common Stock and requires remeasurement at fair value through settlement.

Upon the achievement of FDA approval for a new drug application for SP-104, the Company will transfer $3.0 million in cash or shares of Common Stock to Aardvark, at the discretion of the Company. The fair value of the contingent consideration liability associated with the Development Milestone Payment was estimated using a probability-weighted discounted cash flow method. Significant unobservable inputs included the likelihood of receiving FDA approval for SP-104, expected timing for receipt of FDA approval for SP-104, and a discount rate of 9.8%. The Company recorded the contingent consideration under Other long-term liabilities within the Company’s condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the fair value of contingent consideration related to the Development Milestone Payment was $0.2 million.

6. Balance Sheet Components

Note Receivable

QScan Convertible Note Receivable

On January 29, 2026, the Company entered into a Convertible Promissory Note (the “QScan Note”) with Quantum Scan Holdings, Inc. (“QScan”), a private medical technology company, pursuant to which the Company loaned QScan $20.0 million in exchange for the QScan Note. The QScan Note matures on October 29, 2026, and accrues interest at 3.66% per annum, commencing January 29, 2026. The QScan Note provides for (i) automatic conversion into 140,379,226 shares of QScan common stock (“QScan Common Stock”) upon QScan's assumption of the loan obligations of the borrowers, which triggering event occurred in February 2026, and (ii) optional conversion at the Company's election at any time prior to maturity.

The QScan Note had not been converted into QScan Common Stock as of June 30, 2026. The QScan Note remains outstanding as a loan receivable on the Company's condensed consolidated balance sheet. The Company intends to convert the QScan Note within the next several months, subject to reaching agreement on equity ownership percentages.

The Company accounts for the QScan Note as a loan receivable under ASC Topic 310 at amortized cost using the effective interest method. No embedded features in the QScan Note require bifurcation under ASC Topic 815.

The QScan Note is subject to the current expected credit loss (“CECL”) model under ASC Topic 326. As of June 30, 2026, the Company recorded an allowance for credit losses of $0.8 million, representing an estimated 4% default rate applied to the $20.0 million outstanding principal, based on U.S. speculative-grade corporate default rate data. The Company recorded the credit loss by debiting other expense and crediting the allowance for credit losses. Expected credit losses will be reassessed each reporting period.

Interest income on the QScan Note for the six months ended June 30, 2026 was $0.2 million.

Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Construction in progress	$908	$909
Furniture	147	139
Computers and equipment	84	75
Leasehold improvements	3,971	3,746
Machinery and lab equipment	8,675	8,192
Land and Buildings	914	859
Property and equipment, gross	14,699	13,920
Less: Accumulated depreciation	(1,933)	(321)
Property and equipment, net	$12,766	$13,599

The Company recognized depreciation expense of $0.8 million and $1.6 million for three and six months ended June 30, 2026, respectively, and $2.0 thousand and $3.0 thousand for the three and six months ended June 30, 2025, respectively.

Other Long-Term Assets

Datavault Warrants

As described in Note 5 above, Datavault declared and made three in-kind distributions of meme coins during the six months ended June 30, 2026, one of which included a concurrent warrant distribution to certain of its record equity holders. Upon receipt of the warrants on February 27, 2026, the fair value of the warrants was approximately $0.5 million. As of June 30, 2026, the warrants were calculated to have a fair value of $28.5 thousand and were recorded in other long-term assets in the accompanying unaudited condensed consolidated balance sheets. The change in fair value of the warrants of $0.5 million during the six months ended June 30, 2026 was recognized in other expense, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

Investments

PA OPS Investment Agreement with PA OPS Investor LLC

On August 17, 2025, Scilex Bio entered into an Investment Commitment Agreement (the “Investment Agreement”) with PA OPS Investor LLC (“Investor LLC”). Pursuant to the terms of the Investment Agreement, the Company committed to providing $2.5 million (the “Committed Amount”) in future funding, contingent upon Investor LLC successfully identifying and acquiring an appropriate target company (“Target”) for investment using the Committed Amount by December 31, 2025. Although the arrangement was legally structured as if Investor LLC had extended a $2.5 million loan (the “Loan”) to the Company at an annual interest rate of 4.03%, no cash was exchanged between Investor LLC and the Company on the signing date of the Investment Agreement. Accordingly, the Company concluded that, in substance, the transaction does not represent a loan. In August 2025, Investor LLC acquired the

Target which consists of certain assets of a nursing home. However, because the Company has not yet provided the full Committed Amount, the Company has no ownership interest in Investor LLC or in the nursing home. As of June 30, 2026 the Company had made aggregate cash payments of $1.5 million (the “Funding”) to Investor LLC under the Committed Amount, of which $0.5 million was paid during the six months ended June 30, 2026. The Funding was applied as a partial repayment of the Loan and, accordingly, did not result in the issuance of any equity interest to Scilex. Because the Target has been acquired, the Funding is no longer subject to refund. The Company accounts for the Funding as an equity investment on its condensed consolidated balance sheet, recorded at cost less any impairment. As of June 30, 2026, the Company identified no indicators of impairment.

iLeukon Intellectual Property License Agreement

In December 2024, Vivasor entered into an Intellectual Property License Agreement with iLeukon Therapeutics, Inc. (“iLeukon”), pursuant to which Vivasor agreed to license certain patents to iLeukon in exchange for 400,000 shares of iLeukon common stock, representing approximately 2% of iLeukon's outstanding equity, for an aggregate value of approximately $1.1 million, and a $1.0 million payment contingent upon the closing of a future Series A financing. The licensed intellectual property was not transferred, and the shares were not issued until the period ended March 31, 2026. The Company recognized approximately $1.1 million of revenue during the six months ended June 30, 2026, when the applicable recognition criteria were met.

The Company evaluated its investment in iLeukon and concluded that the iLeukon common stock is a freestanding equity security within the scope of ASC 321. The Company also determined that iLeukon is a VIE under ASC 810, however, the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly affect iLeukon's economic performance and, accordingly, the Company does not consolidate iLeukon. Although the combined ownership interest of the Company and its related parties exceeds 20% of iLeukon's outstanding equity, the Company determined that it does not have the ability to exercise significant influence over iLeukon's operating and financial policies, and accordingly, the investment is not accounted for under the equity method in accordance with ASC 323. The investment does not have a readily determinable fair value, and thus, the Company elected the measurement alternative under ASC 321 and accounted for the investment at cost, less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2026, the Company identified no indicators of impairment. The carrying value of the Company's investment in iLeukon as of June 30, 2026 was approximately $1.1 million.

Digital Assets

On September 23, 2025, the Company entered into a securities agreement with Biconomy PTE Ltd (“Biconomy”), pursuant to which the Company sold to Biconomy an aggregate of 12,500,000 shares of common stock of Semnur held by the Company for proceeds of $200.0 million in Bitcoin. As noted above, the Company used $150.0 million to purchase shares of common stock (“Datavault Common Stock”) from Datavault AI, Inc., a Delaware corporation (“Datavault”), payable in Bitcoin. During the six months ended June 30, 2026, the Company purchased Bitcoin from Datavault amounting to $18.7 million.

During the year ending December 31, 2025, Datavault announced that its board of directors had approved a dividend of the Dream Bowl Tokens to all eligible record holders of Scilex and eligible Datavault equity holders as of November 25, 2025 (the “Datavault Record Date”). Datavault and Scilex shareholders as of the Datavault Record Date became entitled to receive one meme coin for each common share held. The Datavault board of directors set December 24, 2025, as the distribution date for Datavault’s Dream Bowl Tokens to all eligible record equity holders of Datavault and to record equity holders of common stock of the Company.

On April 20, 2026, the Board declared a dividend of the Dream Bowl Tokens (the “Dream Bowl Tokens Dividend”) to eligible record equity holders of Common Stock and other equity securities of the Company. See Note 9 for further discussion on the transaction. The Dream Bowl Tokens Dividend will be (i) made on the basis of five (5) Dream Bowl Tokens for each one (1) share of Common Stock held (or underlying the applicable Securities held) by such record holders on the April 2026 Dream Bowl Record Date (as defined below) and (ii) paid beginning on May 26, 2026.

For the six months ended June 30, 2026, the Company received 265,524,859 and subsequently distributed 13,124,766 Dream Bowl Tokens to certain eligible record equity holders. As of June 30, 2026, the carrying value of the Dream Bowl Tokens was immaterial based on a unit value of approximately $0.000001400 per Dream Bowl Token. As of

June 30, 2026, the Company also has 68,262,889 remaining Dream Bowl Tokens to be distributed as dividends with an immaterial carrying value based on a unit value of approximately $0.000001400 per Dream Bowl Token.

During the six months ended June 30, 2026, Semnur purchased 50,583 stablecoins amounting to $0.1 million.

The table below summarizes the amounts shown on our unaudited condensed consolidated balance sheets as of June 30, 2026 (in thousands except units of digital assets):

	June 30, 2026
	Units	Cost Basis	Fair Value
Bitcoin	955	$95,591	$56,087
Stablecoins	50,583	51	51
Dream Bowl Tokens	252,400,093	0	N/A
Total Digital assets	252,451,631	$95,642	$56,138

The following table summarizes the activity in the Company’s digital assets (in thousands) for the period indicated:

June 30, 2026
Beginning digital assets balance at fair value December 31, 2025	$64,711
Additions	18,749
Unrealized loss on digital assets	(27,322)
Ending balance at fair value June 30, 2026	$56,138

For the six months ended June 30, 2026 there are nil dispositions of Bitcoin.

Equity Method Investments, at fair value

Datavault Securities Purchase Agreement

On September 25, 2025, the Company entered into a Securities Purchase Agreement (the “Datavault SPA”) with Datavault, pursuant to which Datavault agreed to issue and sell, and the Company agreed to purchase, 15,000,000 shares of Datavault Common Stock and a pre-funded warrant (the “Datavault Pre-Funded Warrant”) to purchase 263,914,094 shares of Datavault Common Stock for an aggregate purchase price of $150.0 million.

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

On November 25, 2025, the Company exercised the Datavault Pre-Funded Warrant in full for an aggregate exercise price of approximately $26.4 thousand to purchase 263,914,094 shares of Datavault Common Stock (such shares, the “Datavault Pre-Funded Warrant Shares”) in exchange for an aggregate of approximately $141.9 million, to be settled in Bitcoin. The exercise price of the Datavault Pre-Funded Warrant will be $0.0001 per share. The Datavault Pre-Funded Warrant will be immediately exercisable upon issuance and will expire when exercised in full. The exercise of the Datavault Pre-Funded Warrant increased the Company’s percentage ownership in Datavault to approximately 48.0% and provided the Company with the right to nominate two of the nine members of the board of directors. Although no appointments had been made, the Company had determined that it had obtained the ability to exercise significant influence over its investment. Therefore, the Company began accounting for its investment under the equity method of accounting and elected to apply the fair value option, with changes in the fair value recognized in unrealized gains and losses on equity investment in the period in which they occur. The fair value option had been elected as the Company believes it best reflects the underlying economics of this investment.

During October 2025 and before the Company exercised the Datavault Pre-Funded Warrant in November 2025, the Company sold a total of 13,389,235 shares of Datavault Common Stock for gross proceeds of $26.4 million, which resulted in realized gains of $19.2 million accounted for using equity investment. After the Company exercised the

Datavault Pre-Funded Warrant in November 2025, the Company sold a total of 21,079,599 shares of Datavault Common Stock for gross proceeds of $13.6 million, which resulted in realized gains of $4.7 million accounted for using equity method investment for the year ended December 31, 2025.

As of March 16, 2026, the Loan Termination Date for the Scilex-St. James Loan Agreement, the Company accounted for its investment in Datavault under the equity method of accounting and had elected the fair value option. In connection with the derecognition of 95,665,102 shares of Datavault Common Stock, consisting of 85,665,102 shares pledged as collateral under the Scilex-St. James Loan Agreement and an additional 10,000,000 shares transferred in February 2026 that were not part of the pledged collateral, the Company evaluated whether the equity method remained appropriate, and concluded such accounting was still appropriate.

On April 16, 2026, Vivasor entered into a stock subscription agreement with Datavault (see Note 14), pursuant to which Vivasor issued 8,163,265 shares of Vivasor Series A Common Stock to Datavault at a contractual subscription price of $6.125 per share, representing an aggregate stated value of $50.0 million, in exchange for 75,942,666 shares of Datavault Common Stock. The transaction closed on April 23, 2026. Because the transaction involved an exchange of nonmonetary consideration, the Company recorded the Datavault Common Stock received as a nonmonetary asset at its fair value at $56.2 million using the quoted market price of Datavault Common Stock on the closing date of April 23, 2026. Vivasor subsequently sold 32,135,626 shares during the three months ended June 30, 2026. As of June 30, 2026, the Company determined the equity method of accounting remains appropriate.

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

The Company recognized $5.3 million realized loss and $37.1 million realized gain using equity method, respectively, for the three and six months ended June 30, 2026.

As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in Datavault’s common stock is $56.6 million and $159.4 million, and is recorded in equity method investment, at fair value in the condensed consolidated balance sheets.

Summarized Financial Information of Datavault

The following is a summary of financial data for investments accounted for under the equity method of accounting, reporting on a one-quarter lag basis (in thousands):

Balance Sheet
Datavault AI Inc.
	March 31, 2026	December 31, 2025
ASSETS
Current assets:	$106,268	$142,873
Total assets	$250,113	$274,704
LIABILITIES
Current liabilities:	$23,024	$26,881
Total liabilities	$30,085	$36,730

Income Statement
Datavault AI Inc.
	Three months ended March 31,
	2026	2025
Loss from operations	$30,950	$9,431
Net loss	$53,131	$9,563

Accrued Expenses

Accrued expenses consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued professional service fees	$—	$356
Accrued research and development costs	10,215	13,058
Accrued tax payable	65	50
Accrued advisor fees related to Semnur Business Combination	14,000	14,000
Accrued Datavault licenses	2,500	30,000
Accrued Vivasor secondary purchase	1,498	—
Accrued interest	7,341	6,862
Accrued others	3,369	2,088
Accrued expenses	$38,988	$66,414

Accrued Rebates and Fees

Gross-to-Net Revenue Adjustments

Gross revenue is directly impacted by the Company’s gross-to-net revenue adjustments for sales rebates, discounts, coupons, fees, returns, and chargebacks.

For the three months ended June 30, 2026 and 2025, gross revenue was $15.8 million and $39.5 million, respectively, while net revenue was $7.6 million and $9.9 million, respectively. For the six months ended June 30, 2026 and 2025, gross revenue was $41.5 million and $57.2 million, respectively, while net revenue was $16.3 million and $14.9 million, respectively. The gross-to-net revenue adjustment of approximately $8.1 million and $29.6 million for the three months ended June 30, 2026 and 2025, respectively, and $25.2 million and $42.3 million for the six months ended June 30, 2026 and 2025, respectively, were primarily attributable to the following:

	Three Months Ended
	June 30,	June 30,
	2026	2025
Gross-to-Net Revenue Adjustments
Sales rebates	$4,302	$22,082
Service fees	$1,207	$3,937
Estimated sales returns, discounts, co-payment assistance and coupon	$2,027	$2,001
Chargebacks	$583	$1,622
Total	$8,119	$29,642

	Six Months Ended
	June 30,	June 30,
	2026	2025
Gross-to-Net Revenue Adjustments
Sales rebates	$16,219	$31,243
Service fees	3,438	5,941
Estimated sales returns, discounts, co-payment assistance and coupon	3,663	2,650
Chargebacks	1,920	2,507
Total	$25,240	$42,341

The accruals for Medicare, Medicaid and related state program and contractual rebates, chargebacks, sales allowances and sales returns and cash discounts are as follows:

	June 30,	December 31,
	2026	2025
Other current liabilities:
Accrued rebates	$243,097	$220,693
Other accruals	12,960	11,063
Total accrued rebates and other sales-related accruals	$256,057	$231,756

As of June 30, 2026, the Company’s accrued rebates and fees liability was $256.1 million, compared to $231.8 million as of December 31, 2025. The increase of approximately $24.3 million was mainly due to the fact that the Company made only limited disbursements to counterparties during 2026 as its focus was to deploy its cash resources for investing activities and to repay Company debt. The rebates balance of $256.1 million primarily consists of government disbursements (Medicare and Medicaid) and commercial insurance disbursements.

Operating Leases

The Company leases administrative and research and development facilities under various non-cancelable lease agreements. Facility leases generally provide for periodic rent increases and may include options to extend. As of June 30, 2026, the Company’s leases have remaining lease terms of approximately 10.2 years. The terms of the Company’s leases, ranging from 1 to 13 years, include extension options that were reasonably certain to be exercised. Many of the Company’s leases are subject to variable lease payments. Variable lease payments are recognized in the period in which the obligations for those payments are incurred, are not included in the measurement of the operating lease right-of-use (“ROU”) assets or lease liabilities, and are immaterial. Additionally, the Company subleases certain properties to third parties. Sublease income is recognized on a straight-line basis and is immaterial.

As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company calculates the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. As of June 30, 2026, the Company has no finance leases.

Lease expense was $1.1 million and $0.2 million for the three months ended June 30, 2026 and 2025, and $2.3 million and $0.5 million for the six months ended June 30, 2026 and 2025 and was primarily comprised of operating lease costs. The lease expense included variable lease costs and sublease income, which were immaterial for the periods presented.

Supplemental quantitative information related to leases includes the following:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (in thousands)	$(1,417)	$(227)
Weighted average remaining lease term in years — operating leases	10.2	2.5
Weighted average discount rate — operating leases	13.4%	11.0%

Approximate future minimum lease payments under operating leases were as follows (in thousands):

Amount
2026 (Remainder of 2026)	$2,269
2027	5,270
2028	4,163
2029	4,118
2030	4,263
Thereafter	34,639
Total lease payments	54,722
Less imputed interest	39,972
Total lease liabilities	14,750
Less current portion of lease liability	2,241
Lease liability, net of current portion	$12,509

7. Goodwill and Intangible Assets

As of June 30, 2026 and December 31, 2025, the Company had recorded goodwill of $13.5 million. No goodwill impairment was recognized for the six months ended June 30, 2026 and 2025.

Amortization of the intangible assets that have finite useful lives is generally recorded on a straight-line basis over their useful lives, ranging from 7 to 15 years, with remaining useful lives ranging from 5.3 to 11.9 years as of June 30, 2026. A summary of the Company’s identifiable intangible assets as of June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$35,530	$21,227	$14,303
Acquired technology	22,940	11,421	11,519
Acquired licenses	35,711	3,922	31,789
Assembled workforce	500	500	—
Total intangible assets	$94,681	$37,070	$57,611

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Intangibles, net
Patent rights	$32,630	19,946	$12,684
Acquired technology	22,940	10,651	12,289
Acquired licenses	35,711	1,596	34,115
Assembled workforce	500	500	—
Total intangible assets	$91,781	$32,693	$59,088

As of June 30, 2026, the weighted average remaining life for identifiable intangible assets was 6.8 years. Aggregate amortization expense was $2.1 million and $4.2 million for the three and six months ended June 30, 2026, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2025. Patent rights, acquired technology and acquired licenses are amortized over a 15-year period, other than Datavault acquired licenses, and EOS acquired patent rights, which are amortized over a 7-year period.

Estimated future amortization expense related to intangible assets as of June 30, 2026 is as follows (in thousands):

Amount
2026 (Remainder of 2026)	$4,390
2027	8,783
2028	8,783
2029	8,783
2030	8,783
Thereafter	18,089
Total	$57,611

8. Debt

Scilex-St. James Loan Agreement and Amendment

On December 1, 2025, the Company entered into the Scilex-St. James Loan Agreement with St. James, pursuant to which St. James agreed to loan the Company an aggregate principal amount of up to $50.0 million in one or more tranches. The timing and amount of any particular tranche of the Scilex-St. James Loans shall be determined at the sole discretion of St. James and St. James shall notify the Company in advance of its intention to fund a particular tranche.

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

The Scilex-St. James Loan Agreement contains certain events of default, including, without limitation: a decrease in the closing price of the Scilex-St. James Pledged Securities of more than 20%, provided that such decrease is not cured within three days by delivering additional securities into the securities account or depositing cash into a bank account with St. James as security for the Scilex-St. James Loans; a decrease in the average trading volume of the Scilex-St. James Pledged Securities for any three consecutive trading days of more than 20% relative to the average trading volume of the 30 trading day period immediately preceding the closing of a tranche of the Scilex-St. James Loans; or the Scilex-St. James Pledged Securities are delisted from the national securities exchange on which they are currently listed. If an event of default occurs and is not cured within the specified cure period under the terms of the Scilex-St. James Loan Agreement, then St. James has certain remedies under the Scilex-St. James Loan Agreement, in addition to any remedies provided at law or in equity, including, without limitation, the interest rate of the Scilex-St. James Loans will increase by an additional 5.0% per annum and the Scilex-St. James Loan Agreement will terminate automatically with St. James entitled to foreclose upon or otherwise dispose of the Scilex St. James Pledged Securities.

The Scilex-St. James Loan Agreement also contains positive and negative covenants, representations and warranties and indemnification provisions that are customary for transactions of this type.

On December 8, 2025, the Company and St. James entered into an amendment to the Scilex-St. James Loan Agreement (the “Scilex-St. James Loan Amendment”) pursuant to which the total aggregate principal amount available under the Scilex-St. James Loan Agreement was increased to $100.0 million. Additionally, the amount of Scilex-St. James Pledged Securities was increased to 85,838,800 shares of common stock of Datavault. The Company further transferred an additional 10,000,000 shares of common stock of Datavault in February 2026. All other terms of the Scilex-St. James Loan Agreement will continue in full force and effect unamended.

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

As of January 16, 2026, the Company received from the original Scilex-St. James Loan Agreement, the first, second, and third tranche, an aggregate of $38.8 million and pledged 85,665,102 shares of common stock of Datavault. The remaining amount available for borrowing under the Scilex-St. James Loan Agreement was nil, based on the fair value of the Scilex-St. James Pledged Securities and subject to customary covenant conditions as of January 16, 2026. In June 2026, the Company determined an additional 10,000,000 shares of common stock of Datavault was not recoverable.

Voluntary prepayments may be made 20 months after the closing date without penalty. Interest under both tranches accrues at a fixed per‑annum rate of 5.46%, which is equal to the 12‑month Term SOFR plus 2%, payable upon maturity.

The Company accounted for the Scilex-St. James Loans using the amortized cost model. Transaction fees paid to the lender are treated as debt discounts which are recorded as a reduction to the principal of the loans. The debt discounts are amortized over the contractual term of the loan using the effective interest method, and recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss.

The Company evaluated the Scilex-St. James Loan Agreement for embedded derivatives and identified certain features that required bifurcation because they are not clearly and closely related to the host instrument. The embedded derivatives relate to (i) default provisions that could require additional interest payments, and (ii) a provision which could require the settlement of the principal amount of the loans through the Scilex-St. James Pledged Securities upon an uncured event of default. The embedded derivatives were measured at fair value at inception, remeasured as of December 31, 2025, and remeasured again upon settlement on March 16, 2026. The estimated fair value of the embedded derivatives was de minimis at inception and as of December 31, 2025, and was $21.8 million as of March 16, 2026 (see Note 5). In June 2026, the Company determined the additional 10,000,000 shares of common stock of Datavault transferred in February 2026 was not recoverable and wrote off the shares, with a fair value of $6.9 million, from its Equity Method Investment, with the corresponding charge recognized in Loss on compound derivative of Scilex-St. James Loans during the three months ended June 30, 2026 (included in the $28.8 million described above and in Note 5).

The Scilex-St. James Loan Agreement was terminated on March 16, 2026. As a result, the Company de-recognized the related debt obligations and associated balances, including outstanding principal of $38.8 million, accrued interest expense of $0.4 million, unamortized debt discount of $1.7 million, and recorded a charge of $28.8 million related to the change in fair value of the compound derivative. In addition, the Company wrote off collateral shares with a fair value of $66.3 million associated with the terminated agreement. As the fair value of the embedded derivative was equal to the difference between the carrying amount of the Loans and the fair value of the shares of Datavault Common Stock, there was no gain or loss on extinguishment.

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

The SCLX JV-St. James Loan will accrue interest at the rate of the 12-month Secured Overnight Financing Rate plus 2%, with such interest due and payable on the earlier of Maturity Date and the date of an event of default. The “Maturity Date” of the SCLX JV-St. James Loan is the eighth anniversary of the closing date of the first tranche of the SCLX JV-St. James Loan and may be extended by up to 12 months at the request of SCLX JV. SCLX JV is also required to pay a fee of 0.25% of the principal amount of each tranche.

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

As of June 30, 2026, no amounts were outstanding under the SCLX JV-St. James Loan Agreement. As a result of the Scilex-St. James Loan lawsuit, this SCLX JV-St. James Loan Agreement has been terminated.

The Oramed Note

On September 21, 2023, the Company entered into a securities purchase agreement with Oramed (the “Scilex-Oramed SPA”), pursuant to which the Company issued the Oramed Note. The Oramed Note, which has a principal amount of $101.9 million, was originally scheduled to mature on March 21, 2025, and has been extended on multiple occasions. On October 7, 2024, the Company entered into the Tranche B Securities Purchase Agreement with the Tranche B Noteholders to refinance a portion of the Oramed Note and pay off certain other indebtedness of the Company. In consideration for the Tranche B Notes issued to Oramed, the Company received from Oramed an exchange and reduction of the principal balance under the Oramed Note of $22.5 million. On March 29, 2026, the Company received notice from Oramed granting a one-time extension of certain payment obligations under existing debt arrangements. Pursuant to the extension, (i) the final payment due under the Oramed Note with the $22.5 million reduction (the “Tranche A Note”) and (ii) the April 1, 2026, amortization payment due under the $22.5 million Tranche B Notes issued (the “Tranche B Note”) were extended to April 20, 2026. Under the terms of the extension, all outstanding principal amounts and accrued interest under the Tranche A Note are required to be repaid in full no later than April 20, 2026. On June 25, 2026, Oramed further extended the due dates of the Tranche A Note, the April 1, 2026 and July 1, 2026 amortization payments due under the Tranche B Note, and a $1.0 million fee for the extension (the “Extension Fee”) (together, the “Oramed Obligations”) to September 30, 2026. If the Company fails to pay of the Oramed Obligations in full on or before September 30, 2026, then the first $1.5 million received by Oramed shall not be credited against the Oramed Obligations, and shall instead be deemed an extension fee fully earned and retained by Oramed, and if the Oramed Obligations are not satisfied in full on or before September 30, 2026, the Company shall satisfy the remaining balance through the delivery of shares of the common stock of the Company or of an affiliate of the Company. The Company made a payment of $0.5 million in cash on June 25, 2026 to apply to the Extension Fee and the remaining $0.5 million has not been paid. Interest continues to accrue on all unpaid amounts under the Oramed Note and the Tranche B Note at the applicable contractual interest rates from the original due dates through the actual repayment date. All accrued interest is payable together with the related principal balances. The extension did not otherwise modify the material terms of the Oramed Note or the Tranche B Note. Subsequently, the maturity date has been further extended to September 30, 2026. It is payable in seven principal installments, with the first installment of $5.0 million payable on December 21, 2023, the second installment in the principal amount of $15.0 million payable on March 21, 2024, the next three installments each in the principal amount of $20.0 million payable on each of June 21, 2024, September 21, 2024, and December 21, 2024, the sixth installment in the principal amount of $4.5 million on July 31, 2026 which had not been paid as of the date of this Quarterly Report, and the last installment in the entire remaining principal balance of the Oramed Note payable on September 30, 2026. Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) 4% and (y) Term SOFR (as defined in the Oramed Note) and (2) 8.5%, payable in-kind on a monthly basis. Pursuant to the Oramed Note, since the outstanding principal of the Oramed Note was not repaid in full on or prior to March 21, 2024, an exit fee of approximately $3.1 million has been earned with respect to the Oramed Note, which shall be due and payable on the date the outstanding principal amount of the Oramed Note is paid in full. Upon the occurrence and during the continuance of an event of default under the Oramed Note, holders of more than 50% of the aggregate unpaid principal amount of the Oramed Notes may elect to accrue interest at a default rate equal to the lesser of (i) Term SOFR plus 15% or (ii) the maximum rate permitted under applicable law. If the Oramed Note is accelerated upon an event of default, repayment is required at a mandatory default rate of 125% of the principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring use of 70% of net cash proceeds from any Cash Sweep Financing (as defined in the Oramed Note) or advances under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal after the earlier of April 1, 2024, or full repayment of Acceptable Indebtedness (as defined in the Oramed Note). Following each of the April 2024 RDO (as defined below and as described under Note 9), the receipt of the FSF Deposit (as described below) and the sale of shares of Common Stock pursuant to that certain at-the-market sales agreement entered into on December 22, 2023, by and among the Company, B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “ATM Sales Agreement”) (which agreement was voluntarily terminated by us effective as of March 5, 2025), that occurred in April 2024, June 2024, and January 2024, the Company made a mandatory prepayment of $9.6 million, $7.0 million and $1.8 million, respectively, to Oramed, which equals 70% of the net cash proceeds the Company received from each of the April 2024 RDO, the FSF Deposit and sale of shares of Common Stock pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

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

On September 20, 2024, the Company and Oramed entered into a letter agreement (the “Oramed Letter Agreement”), pursuant to which the Company agreed to pay to Oramed $2.0 million (the “Specified September Payment”) on September 23, 2024, which payment was applied as follows: (i) $1.7 million was applied to the amortization payment due under the Oramed Note on the March 21, 2025 (the “Oramed Maturity Date”) and (ii) $0.3 million to purchase an aggregate of 4,000,000 SPAC Warrants (as defined below, which are currently exercisable for an aggregate of up to 114,286 shares of Common Stock) owned by Oramed.

The parties further agreed, upon receipt of the Specified September Payment by Oramed, (i) that notwithstanding the minimum Liquidity (as defined therein) requirements set forth in Section 7(b)(x) of the Oramed Note, the Company and its Subsidiaries (as defined therein) shall be required to maintain the following minimum liquidity during the specified time periods instead: from and after September 19, 2024, until the Oramed Maturity Date, $0, and (ii) to extend the due date of the $20.0 million amortization payment from September 23, 2024, to September 30, 2024. Oramed further agreed to extend such due date to October 8, 2024, on which date a consent and amendment letter was signed with Oramed (the “Oramed Consent and Amendment”) under which: (i) the Company made a payment of $12.5 million to Oramed in lieu of the payment due on September 23, 2024, using the proceeds from the issuance of the Tranche B Notes, and (ii) the remaining payments under the Oramed Note were amended as follows: installment payment of $15.0 million payable on December 21, 2024, which payment was made on December 13, 2024, and the remaining principal balance, accrued interest and fees payable on the Oramed Maturity Date. On January 21, 2025, the Company and Oramed agreed to extend the Oramed Maturity Date under and as set forth in the Oramed Note from March 21, 2025, to December 31, 2025. In consideration of such extension, SCLX JV agreed to deliver to Oramed an aggregate of 92,857 shares of Common Stock held by SCLX JV, with a fair value of $1.4 million on the date of delivery, which was recorded as financing costs within the selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

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

At issuance, the Company concluded that certain features of the Oramed Note would be considered derivatives that would require bifurcation. In lieu of bifurcating such features, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. As of June 30, 2026 and December 31, 2025, the fair value of the Oramed Note was $28.8 million and $27.7 million, respectively, which is classified as Debt, current in the unaudited condensed consolidated balance sheets.

The following table provides a summary of the changes in the balance and the estimated fair value of the Oramed Note (in thousands):

June 30,
2026
Ending Balance as of December 31, 2025	$27,688
Change in fair value of Oramed Note – recorded in the unaudited condensed consolidated statements of operations and comprehensive loss	1,080
Ending Balance as of June 30, 2026	$28,768

Aggregate principal and paid in kind interest for the Company’s outstanding debt was $29.5 million as of June 30, 2026.

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

In exchange for the issuance of the Tranche B Notes to the Tranche B Investors, the Company has received an aggregate amount in cash of $22.5 million, excluding fees and expenses payable by the Company. In consideration for the Tranche B Notes issued to Oramed, the Company has received from Oramed an exchange and reduction of the principal balance under the Oramed Note of $22.5 million.

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

In conjunction with the Tranche B Securities Purchase Agreement, the Company entered into the ZTlido Royalty Purchase Agreement for $5.0 million of the aggregate purchase price for the ZTlido Purchased Receivables (as defined below) in full consideration for the sale, transfer, conveyance and granting of the ZTlido Purchased Receivables, subject to the terms and conditions set forth in the ZTlido Royalty Purchase Agreement. The $50.0 million of total proceeds received were allocated based on their relative fair value to the Tranche B Notes, the October 2024 Noteholder Warrants, and the ZTlido Royalty Purchase Agreement, with the excess of fair value over the proceeds received in amount of $2.6 million recognized as a loss upon issuance within the change in fair value of debt and liability instruments in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2024.

Pursuant to the Tranche B Notes, commencing on January 2, 2025, the Company was required to redeem in cash (the “First Amortization Payment”) such portion of the principal amount of the Tranche B Notes equal to each Tranche B Noteholder’s Holder Pro Rata Amount (as defined in the Tranche B Notes) of $6.3 million per fiscal quarter at a redemption price equal to 100% of such Amortization Amount (as defined in the Tranche B Notes).

On January 2, 2025, the Company entered into a deferral and consent letter with each of (i) Nomis Bay Ltd and BPY Limited (the “Nomis Bay Consent”), (ii) Oramed (the “Oramed Consent”) and (iii) 3i, LP (the “3i Consent” and, collectively with the Nomis Bay Consent and the Oramed Consent, the “Tranche B Consents”), respectively, pursuant to which the Tranche B Noteholders agreed to defer the Company’s obligation to make the First Amortization Payment until January 31, 2025, and then further to October 8, 2026. In consideration of such deferral, (i) SCLX JV delivered to the Tranche B Noteholders an aggregate of 142,855 shares of Common Stock held by SCLX JV, with a fair value of $2.2 million on the date of delivery, which was recorded as financing costs within the selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss, (ii) the Company paid an aggregate of $1.1 million in respect of a portion of the First Amortization Payment and related make-whole interest, and (iii) the Company entered into the Gloperba-Elyxyb Royalty Purchase Agreement (as described below). On June 25, 2026, Oramed further extended the due dates of the April 1, 2026 and July 1, 2026 amortization payments due under the Tranche B Note to September 30, 2026. See detailed discussions regarding the deferral in June 2026 in The Oramed Note section above.

On July 22, 2025, the Company entered into Warrant Exchange Agreements (each, a “Warrant Exchange Agreement” and collectively, the “Warrant Exchange Agreements”) with certain holders of the Company’s then-existing Tranche B warrants (such certain holders (excluding Oramed), the “Exchanging Warrant Holders”) to purchase shares of Common Stock (such Tranche B warrants held by the Exchanging Warrant Holders, the “Existing Tranche B Warrants”). Pursuant to the Warrant Exchange Agreements, the Company and the Exchanging Warrant Holders, in reliance on Section 3(a)(9) of the Securities Act, effected a voluntary securities exchange whereby the Exchanging Warrant Holders exchanged the Existing Tranche B Warrants, which are currently exercisable for an aggregate of 107,142 shares of Common Stock at an exercise price of $36.40 per share, originally issued pursuant to the Tranche B Securities Purchase Agreement, for warrants to purchase an aggregate of 500,000 shares of Common Stock (the “Exchange Warrants”) at an exercise price of $40.00 per share (the “Exchange Warrant Exercise Price”). The Exchange Warrants shall be immediately exercisable, but may only be exercised on a cash basis on or after the earlier of (i) the date that is 90 days following the Closing Date (as defined in the Warrant Exchange Agreements), and (ii) the initial date after the date of the Warrant Exchange Agreements that a registration statement is effective and available for the issuance of the shares of Common Stock underlying the Exchange Warrants to the holders of the Exchange Warrants (or the resale of shares of Common Stock underlying the Exchange Warrants); provided, however, the Exchange Warrants may only be exercised on a cashless basis if there is no registration statement to cover the issuance of the shares of Common Stock underlying the Exchange Warrants or the resale of such shares. The Exchange Warrants shall have an expiration date of October 8, 2029. The Company recognized a loss in the amount of $1.1 million in relation to this exchange transaction. As of June 30, 2026, there were 500,000 Exchange Warrants outstanding.

The terms of the Exchange Warrants are generally identical to the terms of the Existing Tranche B Warrants, other than with respect to the number of shares issuable upon exercise thereof and the Exchange Warrant Exercise Price and certain other matters. The Exchange Warrant Exercise Price of the Exchange Warrants is subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. The Exchange Warrant Exercise Price is also subject to full-ratchet adjustment (down to the Exchange Warrant Exercise Price Floor (as defined below)) in connection with a subsequent offering at a per-share price less than the exercise price then in effect. The Exchange Warrants also permit a voluntary adjustment to the Exercise Price, subject to certain conditions set forth therein, including compliance with the Nasdaq Listing Rules and having obtained the prior written consent of the required holders as described therein. The Exchange Warrant Exercise Price cannot be lower than $36.40 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events, the “Exchange Warrant Exercise Price Floor”), unless shareholder approval is obtained to allow the Exchange Warrants to be exercised at a price lower than the Exchange Warrant Exercise Price Floor in accordance with the Nasdaq Listing Rules. The Company is under no obligation to seek or obtain such shareholder approval.

The following table provides a summary of the changes in the balance and the estimated fair value of the Tranche B Notes (in thousands):

June 30,
2026
Ending Balance as of December 31, 2025	$17,500
Repayment of Tranche B Notes principal and interest	(6,319)
Change in fair value of Tranche B Notes	959
Ending Balance as of June 30, 2026	$12,140

Aggregate principal and interest for the Company’s outstanding debt was $12.6 million as of June 30, 2026.

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

Immediately prior to the closing of the Semnur Business Combination, Denali, Denali Capital Global Investments LLC, a Cayman Islands limited liability company (the “Sponsor”), and the Company entered a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which the Sponsor received $1.1 million in cash and a promissory note from Denali for $0.8 million (the “Sponsor Note”). The Sponsor Note shall be payable in six monthly installments of $134,000 beginning on October 1, 2025, and ending on March 1, 2026.

Immediately prior to the closing of the Semnur Business Combination, Denali and FutureTech Capital LLC (“FutureTech”) entered a Satisfaction and Discharge of Indebtedness Agreement, pursuant to which FutureTech received $340,000 in cash and a promissory note from Denali for $1.0 million (the “FutureTech Note”). The FutureTech Note shall be payable in six monthly installments of $170,000 beginning on October 1, 2025, and ending on March 1, 2026.

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

As of June 30, 2026, the Company had total current promissory notes of $2.2 million, all of which are due in less than a year.

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

As of June 30, 2026, and December 31, 2025, the Sponsor Note had an outstanding principal balance of $0.4 million and $0.8 million, respectively, and accrued interest of approximately $123.3 thousand and $20.0 thousand, respectively, at 10% per annum (calculated monthly) as of June 30, 2026, and December 31, 2025, respectively.

As of June 30, 2026 the FutureTech Note and Denali Underwriter Notes have an outstanding principal balance of $0.3 million and $1.4 million, respectively, and as of December 31, 2025, the FutureTech Note and Denali Underwriter Notes have an outstanding principal balance of $0.5 million and $2.1 million, respectively.

ACEA Hangzhou-Agilent Bio Loan Agreement

In connection with the Company’s acquisition of 30.1% of the outstanding shares of Vivasor (see Note 3), the Company includes in its unaudited condensed consolidated financial statements a loan agreement entered into on August 15, 2018, between ACEA Hangzhou, a subsidiary of Vivasor, and Aisen Biological (Hangzhou) Co., Ltd. Aisen, pursuant to which Aisen provided 194.6 million in Chinese Yuan (“RMB”) in funding to ACEA Hangzhou over multiple years from 2013 through 2018 (the “Agilent Loan Agreement”). Aisen was subsequently acquired by Agilent Technologies, Inc. on November 18, 2018, through which the loan agreement was assumed by Agilent Technologies, Inc.

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

During the year ended December 31, 2018, ACEA Hangzhou repaid RMB 10 million, which repaid the full amount of the 2013 loan tranche and RMB 1 million of the 2014 loan tranche. ACEA Hangzhou has not repaid any other principal balances outstanding with Aisen as of June 30, 2026.

Aisen retains the right to demand early repayment of all or part of the outstanding loan balance, which is outside of the control of the Company. Therefore, the entire loan balance outstanding has been presented within current liabilities.

As part of purchase accounting for the acquisition, the Company recorded the assumed loan, including accrued interest of $4.6 million, at its estimated fair value of $25.7 million as of December 5, 2025. The fair value was determined using a discounted cash flow approach that reflects the contractual repayment terms, including the interest-free period, and a market-based discount rate commensurate with the credit risk of the borrower. The difference between the contractual principal amount of $30.7 million as of December 5, 2025, and the initial fair value resulted in a discount of $5.0 million, which is being accreted to interest expense over the remaining term of each tranche using the effective interest method. Any tranches that were past due will be accreted and paid in the next 12 months.

As of June 30, 2026 and December 31, 2025, the carrying amount of the loan was $23.5 million and $21.5 million, respectively, net of an unamortized discount of $3.7 million and $4.8 million, respectively. The accrued interest balance was $5.6 million and $4.7 million as of June 30, 2026 and December 31, 2025, respectively, and is presented separately under the accrued expenses caption. For the three and six months ended June 30, 2026, the Company recognized interest expense of $1.1 million and $2.1 million, respectively, related to the Agilent Loan Agreement, which includes $0.6 million and $1.3 million, respectively, of non-cash accretion of the discount recognized at the acquisition date. For the three and six months ended June 30, 2026, the Company recognized foreign currency transaction loss of $0.4 million and $1.1 million, respectively, related to the remeasurement of the RMB-denominated loan.

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

As part of purchase accounting for the acquisition of Vivasor, the Company recorded the assumed other borrowings, including accrued interest of $1.9 million, at their estimated fair value of $21.7 million as of December 5, 2025. The fair value was determined using a discounted cash flow approach that reflects the contractual repayment terms, including the interest-free periods, and market-based discount rates commensurate with the credit risk of the borrower. The difference between the contractual principal and accrued interest amounts of $25.1 million and the initial fair values resulted in a discount of $3.4 million, which is being accreted to interest expense over the remaining term of the borrowings using the effective interest method. Any financing arrangements that were past due will be accreted and paid in the next 12 months.

As of June 30, 2026 and December 31, 2025, the carrying amount of the borrowings was $16.4 million and $17.5 million, respectively, net of unamortized discounts of $2.3 million and $3.2 million, respectively. The accrued interest balance was $1.2 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively, and is presented separately in accrued expenses. For the three and six months ended June 30, 2026, the Company recognized interest expense of $0.6 million and $1.3 million, respectively, related to the other borrowings, which includes $0.5 million and $0.9 million, respectively, of non-cash accretion of the discount recognized at the acquisition date. For the three and six months ended June 30, 2026, the Company recognized foreign currency transaction loss of $0.3 million and $0.5 million, respectively, related to the remeasurement of the RMB-denominated loans.

Commitment Letter

On June 11, 2024, the Company entered into the Commitment Letter with FSF Lender, pursuant to which FSF Lender committed to provide the Company the FSF Loan in the aggregate amount of $100.0 million. The Commitment Amount was payable as follows: (i) $85.0 million no later than the Outside Date, which is 70 days following the date on which the Company received the FSF Deposit and (ii) the remaining $15.0 million within 60 days following the Initial Commitment Closing.

Pursuant to the Commitment Letter, FSF Lender provided the Company a non-refundable FSF Deposit in immediately available funds in the aggregate principal amount of $10.0 million on the Deposit Date, which amount would be creditable towards the $85.0 million required to be funded by FSF Lender at the Initial Commitment Closing. The Company received the FSF Deposit on June 18, 2024, and issued to FSF Lender the Deposit Warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (subject to adjustment for any stock dividend, stock split, or similar transaction), with an exercise price of $1.20 per share. The Deposit Warrant was immediately exercisable and would expire five years from the date of issuance. If the Initial Commitment Closing did not occur on or prior to the Outside Date, the FSF Deposit should automatically convert into an unsecured loan on the first day after the Outside Date. Within five days after such automatic conversion occurs, the Company should issue a promissory note (the “Unsecured Promissory Note”) to FSF Lender to evidence such unsecured loan, which note should be unsecured, had a maturity date of five years after the date of the Unsecured Promissory Note and was prepayable without premium or penalty. The Unsecured Promissory Note should bear interest, payable quarterly in arrears, in an amount equal to the Unsecured Applicable Interest Amount (as defined in the Commitment Letter) for such period based on the actual number of days elapsed while principal is outstanding. The Company fully satisfied all obligations in respect of the FSF Deposit in November 2024.

On April 16, 2026, Henry Ji, Ph.D., Chief Executive Officer and President of the Company and Stephen Ma, Chief Operating Officer and Chief Financial Officer of the Company, entered into a Warrant Purchase Agreement (the “FSF

Warrant Purchase Agreement”) with FSF Lender. Pursuant to the agreement, FSF Lender sold its warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (the “Deposit Warrant”) for $0.5 million.

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

The Company elected the fair value option for the ZTlido Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. As of June 30, 2026 and December 31, 2025, the fair value of the ZTlido Royalty Purchase Agreement was $5.8 million and $6.1 million, respectively, recorded as a purchased revenue liability on the unaudited condensed consolidated balance sheets. The Company incurred $0.2 million of issuance costs in connection with the ZTlido Royalty Purchase Agreement, which were included in the unaudited condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

The following table summarizes the purchased revenue liability activity related to ZTlido Royalty Purchase Agreement during the six months ended June 30, 2026 (in thousands):

June 30,
2026
Ending Balance as of December 31, 2025	$6,100
Repayment of purchased revenue liability	(1,148)
Change in fair value of purchased revenue liability	823
Ending Balance as of June 30, 2026	$5,775

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

The Company elected the fair value option for the Gloperba-Elyxyb Royalty Purchase Agreement and records the changes in the fair value within the unaudited condensed consolidated statements of operations and comprehensive loss at the end of each reporting period. As of each of June 30, 2026 and December 31, 2025, the fair value of the Gloperba-Elyxyb Royalty Purchase Agreement was $2.4 million and $2.3 million, recorded as a purchased revenue liability on the unaudited condensed consolidated balance sheet.

June 30,
2026
Ending Balance as of December 31, 2025	$2,300
Repayment of purchased revenue liability	$(44)
Change in fair value of purchased revenue liability	167
Ending Balance as of June 30, 2026	$2,423

9. Stockholders’ Deficit

Dividend of Semnur Pharmaceuticals, Inc. Common Stock to Holders of Scilex Common Stock

On May 22, 2026, the Board approved a dividend (the “Semnur Dividend”) consisting of shares of common stock, par value $0.0001 per share, of Semnur Pharmaceuticals, Inc. (the “Semnur Common Stock” and such shares constituting the Semnur Dividend, the “Dividend Stock”), to its stockholders and certain other eligible equity holders of Scilex (collectively, the “Participating Holders”), and the record date for the dividend was on June 1, 2026 (the “Semnur Dividend Record Date”). The Participating Holders as of the Semnur Dividend Record Date will be entitled to receive one (1) share of common stock of Semnur Pharmaceuticals for each share of Scilex common stock held (or for each share of common stock issuable or deemed issuable upon exercise or conversion of such other eligible securities).

As of June 30, 2026, the Company declared to distribute 13,972,900 such shares to the Participating Holders, of which 7,034,737 shares were distributed and 8,493,000 shares were issuable upon other eligible equity holders of Scilex converting or exercising their warrants. Consistent with the accounting in ASC 845, Nonmonetary Transactions, the Company recorded the Semnur Dividend at its carrying value. The carrying value of the Dividend Stock at the payment date of June 15, 2026, was $0.60 per share, or $4.2 million in the aggregate.

Dividend of Dream Bowl Meme Coin I Tokens

On April 20, 2026, the Board declared the Dream Bowl Tokens Dividend. Eligible holders are the holders of the following Company securities, in each case as of the close of business on April 30, 2026 (such date, the “April 2026 Dream Bowl Record Date”): (i) Common Stock, (ii) certain warrants to purchase Common Stock that have not been exercised and settled prior to the April 2026 Dream Bowl Record Date (and which have the right to participate in the Dream Bowl Tokens Dividend pursuant to the terms of their respective warrants, other than, for the avoidance of doubt, any of the Company's publicly traded warrants to purchase Common Stock with an exercise price of $397.89 per share, (iii) certain Tranche B senior secured convertible notes of the Company that have not been converted and settled prior to the April 2026 Dream Bowl Record Date (and which have the right to participate in the Dream Bowl Tokens Dividend pursuant to the terms of their respective notes), and (iv) the Company’s Series A Preferred Stock. The Dream Bowl Tokens Dividend was (i) made on the basis of five (5) Dream Bowl Tokens for each one (1) share of Common Stock held (or underlying the applicable Securities held) by such record holders on the April 2026 Dream Bowl Record Date and (ii) paid beginning on May 26, 2026.

As of June 30, 2026, the Company distributed 13,124,766 meme coins to certain eligible record equity holders. Consistent with the accounting in ASC 845, Nonmonetary Transactions, the Company recorded the Dream Bowl Tokens Dividend at its carrying value. The aggregate carrying value of the meme coins distributed was immaterial based on a unit value of approximately $0.000001400 per meme coin.

Vivasor Warrants

On April 30, 2026, Vivasor issued warrants to purchase an aggregate of 6,000,000 shares of Vivasor's Series A Common Stock to Henry Ji, Ph.D., Chief Executive Officer and President of the Company and Stephen Ma, Chief Financial Officer of the Company. The warrant issued to Dr. Ji covers 4,000,000 shares and the warrant issued to Mr. Ma covers 2,000,000 shares, each with an exercise price of $0.31 per share and a ten-year term expiring April 30, 2036. The Vivasor Warrants were fully vested upon issuance, are not subject to any future service, performance, or market condition, and were purchased by the holders for $50.00 per warrant.

The Company determined that the Vivasor Warrants are indexed to Vivasor's own stock and meet the conditions for classification within stockholders' equity under ASC 815-40, and are therefore not accounted for as derivative liabilities. Because the warrants were issued to Dr. Ji and Mr. Ma in their capacity as service providers and were fully vested with no future service condition, the Company recognized the grant-date fair value as stock-based compensation expense in full upon issuance, in accordance with ASC 718, Compensation—Stock Compensation.

The grant-date fair value of the Vivasor Warrants was estimated using the Black-Scholes option-pricing model, based on the following assumptions: fair value of underlying common stock of $0.31 per share (based on an independent third-party valuation of Vivasor's common stock as of December 31, 2025), exercise price of $0.31 per share, expected term of 2.0 years, expected volatility of 121.83%, risk-free interest rate of 3.88%, and no expected dividends. Based on these assumptions, the Company recorded stock-based compensation expense of approximately $1.2 million, net of the $100 aggregate purchase price paid by the holders, with a corresponding increase to additional paid-in capital.

SPAC Warrants

Upon the completion of the Scilex Business Combination, the Company assumed the Private Warrants and the public warrants to purchase Common Stock, each with a post-reverse split exercise price of $402.50 per share (the “Public Warrants,” and together with the Private Warrants, the “SPAC Warrants”). On June 13, 2026, the Board adjusted the exercise price of the SPAC Warrants to $397.89 based on the fair market value determination in accordance with the terms of the Warrant Agreement.

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

As of each of June 30, 2026 and December 31, 2025, there were 5,467,692 Public Warrants issued and outstanding and exercisable for an aggregate of up to 156,115 shares of Common Stock.

As of each of June 30, 2026 and December 31, 2025, there were 1,000,000 Private Warrants outstanding, which are currently exercisable for an aggregate of up to 28,572 shares of Common Stock.

Preferred Stock

The Company is authorized to issue 45,000,000 shares of preferred stock (the “Preferred Stock”) of which there are two series in total.

Series A Preferred Stock

Pursuant to the terms of the Sorrento SPA, the Company repurchased all of the outstanding Series A Preferred Stock. The Series A Preferred Stock was classified in permanent equity and did not have any bifurcated features. Therefore, the repurchase of the Series A Preferred Stock by the Company was treated as a redemption of shares, with the excess of the redemption price paid over the carrying value of the shares treated as a deemed dividend. The fair value of Series A Preferred Stock as of the repurchase date of September 21, 2023, was $52.6 million. The Company derecognized the carrying value of $3.0 thousand of the Series A Preferred Stock, with $52.3 million in excess amount allocated as the reduction in additional paid-in capital. Although considered redeemed for accounting purposes, the shares of Series A Preferred Stock remain outstanding as they are held as collateral for the Oramed Note.

As of June 30, 2026 and December 31, 2025, there were 29,057,097 shares of Series A Preferred Stock outstanding. On September 21, 2023, the Series A Preferred Stock was repurchased and derecognized for accounting purposes. The Series A Preferred Stock is currently held as collateral for the Oramed Note.

Series 1 Preferred Stock

On October 27, 2024, the Board declared a stock dividend consisting of an aggregate of 5,000,000 shares (the “Semnur Dividend Shares”) of Series 1 Mandatory Exchangeable Preferred Stock, par value $0.0001 per share (the “Series 1 Preferred Stock”), of the Company to record holders of certain of the Company’s securities as of the close of business on November 7, 2024 (which date was subsequently changed to April 11, 2025). Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series 1 Mandatory Exchangeable Preferred Stock (the “Certificate of Designation”) filed with the Secretary of State of the State of Delaware on October 28, 2024, the Series 1 Preferred Stock ranks senior to the Common Stock but junior to all other series of Preferred Stock with respect to distributions of assets upon voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The holders of Series 1 Preferred Stock may become entitled to a pro rata portion of the number of shares that represents the lesser of (a) 10% of the shares of the Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted), held by the Company as of immediately prior to the Effective Time (as defined below) (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction) and (b) that number of shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) equal to $200.0 million divided by the closing price of such Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) on any national securities exchange on which such shares are listed on the date that is 10 trading days prior to the Determination Date (as defined below), which shares shall be paid from the shares of Semnur Common Stock (or such other securities into which or for which such stock may be exchanged or converted) held by the Company as of immediately prior to the Effective Time (taking into account any adjustment for any stock dividend, stock split, reverse stock split or similar transaction). Furthermore, the holders of Series 1 Preferred Stock shall not be entitled to receive any dividends and shall not have any voting rights by virtue of their ownership of any shares of Series 1 Preferred Stock.

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

The Series 1 Preferred Stock does not have any bifurcated features and is classified in equity at par value because the Company had an accumulated deficit position as of Semnur Dividend Shares declaration date.

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

As of June 30, 2026 and December 31, 2025, there were 1,458,263 shares of Treasury Stock.

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

The Company accounted for the February 2024 BDO Firm Warrants as a liability classified instrument (see Note 5) and the February 2024 BDO Representative Warrants as an equity classified instrument. The February 2024 BDO Representative Warrants are recognized in additional paid-in capital in the Company’s condensed consolidated balance sheet. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of February 2024 BDO Representative Warrants as of the date of issuance was $0.3 million.

On December 11, 2024, the Company entered into a warrant amendment (the “Warrant Amendment”) with one of its investors to exercise the outstanding number of the February 2024 BDO Firm Warrants that the Company issued to such investor in the February 2024 BDO. Pursuant to the Warrant Amendment, the investor agreed to exercise outstanding February 2024 BDO Firm Warrants to purchase an aggregate of 50,421 shares of Common Stock in cash at an amended exercise price of $20.65 per share. During each of the six months ended June 30, 2026 and 2025, there were no February 2024 BDO Firm Warrants exercised. As of each of June 30, 2026 and December 31, 2025, there were 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock outstanding and 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of Common Stock outstanding.

April 2024 Registered Direct Offering

On April 23, 2024, the Company entered into a securities purchase agreement (the “April 2024 RDO Purchase Agreement”) with the investor named therein, pursuant to which the Company agreed to sell and issue, in a registered direct offering (the “April 2024 RDO”): (i) an aggregate of 428,572 shares of Common Stock (the “April 2024 RDO Shares”), and (ii) common warrants to purchase up to 428,572 shares of Common Stock (the “April 2024 RDO Common Warrants”). The offering price per April 2024 RDO Share and accompanying April 2024 RDO Common Warrants to purchase one share of Common Stock was $35.00, for aggregate gross proceeds to the Company of $15.0 million, before deducting the placement agent fees and other offering expenses. Subject to certain ownership limitations, the April 2024 RDO Common Warrants are exercisable on the six-month anniversary from the date of issuance, will expire on the five-year anniversary of the date of issuance and have an exercise price of $38.50 per share. The exercise price of the April 2024 RDO Common Warrants is subject to certain adjustments, including stock dividends, stock splits, combinations and reclassifications of the Common Stock.

StockBlock and its affiliate, Rodman & Renshaw LLC, acted as exclusive placement agents (the “April 2024 RDO Placement Agents”) in connection with the April 2024 RDO. As compensation for such placement agent services, the Company paid the April 2024 RDO Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by the Company from the April 2024 RDO. The Company also reimbursed the April 2024 RDO Placement Agents $0.1 million for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. The Company has also agreed to issue to the April 2024 RDO Placement Agents or their respective designees common warrants, substantially in the form of the April 2024 RDO Common Warrants, to purchase up to 34,286 shares of Common Stock (the “April 2024 RDO Placement Agent Warrants”), representing up to 8.0% of the total number of the April 2024 RDO Shares issued in the April 2024 RDO. The April 2024 RDO Placement Agent Warrants have an exercise price of $43.75 per share (which represents 125% of the combined offering price per share of Common Stock and the April 2024 RDO Common Warrant sold in the April 2024 RDO), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the April 2024 RDO.

The Company accounted for the April 2024 RDO Common Warrants as a liability classified instrument (see Note 5) and the April 2024 RDO Placement Agent Warrants as an equity classified instrument. The April 2024 RDO Placement Agent Warrants are recognized in additional paid-in capital in the Company’s condensed consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive loss. The fair value of the April 2024 RDO Placement Agent Warrants as of the date of issuance was $0.6 million.

On November 23, 2025, in connection with the November 2025 Warrant Inducement Agreement (as defined below), the investor thereunder agreed to exercise the April 2024 RDO Common Warrants in exchange for the November 2025 Warrants.

As of each of June 30, 2026 and December 31, 2025, there were no April 2024 RDO Common Warrants outstanding. As of each of June 30, 2026 and December 31, 2025, there were 1,200,000 April 2024 RDO Placement Agent Warrants outstanding, which are currently exercisable for an aggregate of up to 34,286 shares of Common Stock.

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

The Company accounted for the December 2024 RDO Common Warrants and December 2024 RDO Pre-Funded Warrants as liability classified instruments (see Note 5) and the StockBlock Warrants as an equity classified instrument. The StockBlock Warrants are recognized in additional paid-in capital in the Company’s condensed consolidated balance sheets. The issuance costs allocated to the equity component are recorded as the reduction of the offering proceeds and the amounts allocated to the liability component are expensed as incurred within the selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. The fair value of StockBlock Warrants as of the date of issuance was $1.3 million. On December 26, 2024, the December 2024 RDO Pre-Funded Warrants were exercised by the holder for total net proceeds of approximately $0.2 million.

On November 23, 2025, in connection with the November 2025 Warrant Inducement Agreement (as defined below), one of the investors exercised the December 2024 RDO Common Warrants in exchange for the November 2025 Warrants.

As of each of June 30, 2026 and December 31, 2025, there were 537,294 December 2024 RDO Common Warrants outstanding, which are exercisable for an aggregate of up to 537,294 shares of Common Stock, and 131,470 StockBlock Warrants outstanding, which are exercisable for an aggregate of up to 131,470 shares of Common Stock.

Warrant Exercise Agreement

On September 30, 2025, the Company entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders (the “Existing Warrant Holders”) of existing warrants to purchase shares of Common Stock at an exercise price of $22.72 per share (the “Existing December 2024 Warrants”). Pursuant to the Warrant Exercise Agreement, the Existing Warrant Holders exercised in full the Existing December 2024 Warrants for an aggregate of 179,236 shares of Common Stock, generating aggregate gross proceeds of approximately $2.7 million (net of a deferral fee), of which $2.5 million was applied toward repayment of outstanding Tranche B Notes.

In connection with the Warrant Exercise Agreement, the Company issued new warrants to purchase an aggregate of 275,000 shares of Common Stock (the “September 2025 Warrants”) at an exercise price of $20.00 per share. The September 2025 Warrants are immediately exercisable, expire on December 13, 2029, and are classified as liabilities measured at fair value through earnings. The S-1 registration statement covering the resale of shares issuable upon exercise of the September 2025 Warrants was declared effective by the SEC.

As of June 30, 2026 and December 31, 2025, there were 275,000 September 2025 Warrants outstanding, which are exercisable for an aggregate of up to 275,000 shares of Common Stock.

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

Because the amendments to the exercise price of the April 2024 RDO Common Warrants and December 2024 RDO Common Warrants resulted in an exercise price equal to the fair value of the Common Stock, the Company concluded that the substance of the transaction was an exchange of the Original Warrants for the November 2025 Investor Warrants as an inducement for the issuance of 904,396 shares of Common Stock at a purchase price equal to their fair value. The impact of the warrant exchange, calculated as the difference between the fair value of the November 2025 Investor Warrants and the fair value of the Original Warrants resulted in a loss amounting to $6.3 million, which the Company recorded within the “Loss on settlement of liability classified instruments” in the statements of operations and comprehensive loss. Upon the exercise of the Original Warrants, the Company received in cash $18.6 million, net of issuance costs.

The November 2025 Investor Warrants to purchase 1,356,594 shares of Common Stock have an exercise price of $29.00 per share, may be exercised on a cashless basis under certain circumstances, and have an expiration date of November 25, 2030. The Company accounted for November 2025 Investor Warrants as liability classified instruments.

As of June 30, 2026 and December 31, 2025, there were November 2025 Investor Warrants to purchase 1,356,594 shares of Common Stock and November 2025 Placement Agent Warrants to purchase 72,352 shares of Common Stock outstanding, each with an exercise price of $29.00 per share. The November 2025 Warrants may be exercised on a cashless basis under certain circumstances for an aggregate of 1,428,946 shares of Common Stock and have an expiration date of November 25, 2030.

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

The Option Repricing resulted in total incremental stock-based compensation expense of $2.4 million, which was calculated using the Black-Scholes option-pricing model. For the year ended December 31, 2025, the Company recognized incremental stock-based compensation expense of $1.7 million related to repriced options. As of June 30, 2026, there is $0.3 million of unrecognized incremental stock-based compensation expense related to the Option Repricing, which will be recognized over the remaining service period of approximately 6 months.

10. Stock Incentive and Employee Benefit Plan

2017 Scilex Pharmaceuticals Inc. Equity Incentive Plan

In June 2017, the Board adopted the Scilex Pharmaceuticals Inc. Equity Incentive Plan (the “Scilex Pharma 2017 Plan”). In connection with the corporate reorganization in March 2019, the Scilex Pharma 2017 Plan was terminated. Accordingly, after such time, no additional awards were granted under the Scilex Pharma 2017 Plan. However, the Scilex Pharma 2017 Plan will continue to govern outstanding awards granted thereunder.

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

Scilex Holding Company 2022 Equity Incentive Plan

In October 2022, the Board adopted the Equity Incentive Plan. As of June 30, 2026, a total of 2,792,377 shares of Common Stock were available and have been reserved for future issuance under the Equity Incentive Plan, of which options to purchase 1,032,071 shares of Common Stock were outstanding.

Scilex Holding Company 2023 Inducement Plan

On January 17, 2023, the compensation committee of the Board adopted the Scilex Holding Company 2023 Inducement Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of equity-based awards in the form of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other awards solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. The initial maximum number of shares available for grant under the Inducement Plan is 40,000 shares of Common Stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). No awards were granted under the Inducement Plan during the six months ended June 30, 2026 and 2025.

As of June 30, 2026, options to purchase 1,474,612 shares of Common Stock were outstanding under all equity incentive plans.

The following table summarizes stock option activity during the six months ended June 30, 2026 (shares in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life, in years	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,504	$46.59	6.4	$—
Forfeited/Cancelled	(29)	41.94	—	—
Outstanding as of June 30, 2026	1,475	$46.68	6.1	$1,860
Vested and expected to vest as of June 30, 2026	1,475	46.68	6.1	$1,860
Exercisable as of June 30, 2026	1,008	$56.47	4.9	$502

Intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the Common Stock for the options that had exercise prices that were lower than the per-share fair value of the Common Stock as of the measurement date of the intrinsic value. No stock options were granted during the six months ended June 30, 2026. No options were exercised during the six months ended June 30, 2026. The maximum term of options granted under each of the equity incentive plans is ten years.

Total stock-based compensation recorded within operating expenses was $3.6 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively and $7.2 million and $6.6 million for the six months ended June 30, 2026 and 2025, respectively.

The total unrecognized compensation costs related to unvested employee and non-employee stock option grants as of June 30, 2026 were $12.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.77 years.

Scilex Holding Company 2022 Employee Stock Purchase Plan

In October 2022, the Board adopted the Scilex Holding Company 2022 Employee Stock Purchase Plan (the “ESPP”). The purchase price of the Common Stock is equal to 85

% of the lesser of the market value of such shares at the beginning of an offering period or the date of purchase. As of June 30, 2026, the total number of shares of Common Stock that may be issued under the ESPP shall not exceed 215,569, which was increased from 170,575 shares as a result of an automatic annual increase on January 1, 2026.

Total stock-based compensation recorded as operating expense for the ESPP was $8.3 thousand and $20.5 thousand for the three and six months ended June 30, 2026, respectively, and $26.6 thousand and $76.8 thousand for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, there were 1,733 shares of Common Stock issued under the ESPP.

Valuation Assumptions

As of June 30, 2026, there were no stock options granted. The Company calculates the fair value of shares issued under the ESPP using the Black-Scholes option pricing method. The Black-Scholes option pricing method requires the use of subjective assumptions. The following assumptions were used in the Black-Scholes option pricing model to estimate stock-based compensation on the date the shares were issued under the ESPP:

Six Months Ended June 30, 2026
Employee stock purchase plan:
Expected dividend yield	0.00%
Expected volatility	93.00%
Risk-free interest rate	3.79%
Expected life (in years)	0.5

Semnur 2025 Plan

On November 17, 2025, the board of directors of Semnur adopted the 2025 Semnur Equity Incentive Plan (the “2025 Semnur Plan”), the 2025 Semnur Employee Stock Purchase Plan (the “2025 Semnur ESPP”) and the 2025 Semnur Inducement Plan (the “2025 Semnur Inducement Plan”). The 2025 Semnur Plan and the 2025 Semnur ESPP are subject to stockholder approval and are not effective until such approval. The 2025 Semnur Inducement Plan does not require stockholder approval and is therefore effective upon adoption by the Board of Directors.

The 2025 Semnur Plan provides for the grant of equity-based awards, including incentive stock options, nonstatutory stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, and other equity-based awards. The 2025 Semnur Plan initially reserves 45,948,195 shares of Semnur Common Stock for issuance. The share reserve is subject to an annual automatic increase beginning January 1, 2027 through January 1, 2036, equal to the lesser of (i) 5% of the outstanding Semnur Common Stock as of the preceding December 31, (ii) 22,974,097 shares, or (iii) such lesser number as determined by the board of directors of Semnur. The maximum number of shares issuable pursuant to incentive stock options under the 2025 Semnur Plan is 137,844,585 shares. Upon effectiveness of the 2025 Semnur Plan, no further grants will be made under the Semnur 2024 Plan; however, shares subject to awards granted under the Semnur 2024 Plan will continue to be governed by the Semnur 2024 Plan.

The 2025 Semnur ESPP permits eligible employees to purchase shares of Semnur Common Stock through payroll deductions at a purchase price generally equal to 85% of the fair market value of Semnur Common Stock on the applicable offering or purchase date, as specified in the plan. The 2025 Semnur ESPP initially reserves 2,297,409 shares of Semnur Common Stock for issuance, subject to an annual automatic increase beginning January 1, 2027 through January 1, 2036 equal to the lesser of (i) 1% of outstanding Semnur Common Stock as of the preceding December 31, (ii) 2,871,761 shares, or (iii) such lesser number as determined by the Board of Directors.

The 2025 Semnur Inducement Plan provides equity awards to newly hired employees as a material inducement to employment. The 2025 Inducement Plan provides for the grant of nonstatutory stock options, restricted stock awards, restricted stock units, and other equity-based awards. A total of 2,400,000 shares of Semnur Common Stock is reserved for issuance under the 2025 Semnur Inducement Plan. Awards under the 2025 Semnur Inducement Plan are approved by the Compensation Committee of the Board of Directors or a majority of the Company’s independent directors and do not require stockholder approval.

Semnur 2024 Stock Option Plan

Concurrent with the signing of the Semnur Business Combination Agreement, the Board, the Company (as the sole stockholder of Semnur) and the board of directors of Semnur approved the 2024 Stock Option Plan (the “Semnur 2024 Plan”). Under the Semnur 2024 Plan, 40,000,000 shares of Semnur Common Stock were reserved for future issuance and nonstatutory stock options (“NSOs”) to purchase the same amount of Semnur Common Stock were granted to certain executive officers of Semnur. The NSOs were granted on August 30, 2024, and expire on August 30, 2034. No expense was recorded in connection with the NSOs as of June 30, 2026, because until all payments and all obligations under the Oramed Note have been paid in full, such options will not be or become exercisable, eligible for exchange, redemption or repurchase, eligible to participate in any dividends or distributions or have any voting rights in respect of the Company or any of its current or future subsidiaries, and following the closing of the transactions contemplated by the Semnur Business Combination Agreement, the Company, Denali or any of their respective current and future subsidiaries, successors and assigns.

Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. The Company made matching contributions to the 401(k) plan totaling $0.1 million for each of the three months ended June 30, 2026 and 2025, and $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

All such shares are held by the law firm as collateral for current and future outstanding legal fees due from the Company (the “Retainer Shares”). At the option of the law firm, the Retainer Shares may be sold, and the net proceeds may be applied against the outstanding legal fees. The Retainer Shares not applied against the outstanding legal fees due will be returned to the Company. As of June 30, 2026, it was not probable that any of the Retainer Shares would be applied against any outstanding legal fees.

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

The Company’s unaudited condensed consolidated balance sheet at June 30, 2026 includes balances for Vivasor of $0.5 million for cash and cash equivalents, $12.0 million property and equipment, net, $3.9 million for inventory, $20.0 million for Datavault license, $15.3 million for investment in Datavault, $37.0 million accounts payable, $39.9 million short-term debt, net of debt financing discount, and $9.5 million accrued expenses. For the three and six months ended June 30, 2026, net loss attributable to the noncontrolling interest was $0.6 million and $2.1 million, respectively.

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

Additionally, the Company recorded $1.8 million in additional paid-in capital as a capital contribution. For the three and six months ended June 30, 2026, net loss from Scilex Bio attributable to the noncontrolling interest was $6.3 thousand and $28.7 thousand, respectively. For the three and six months ended June 30, 2025, net loss from Scilex Bio attributable to the noncontrolling interest was nil.

The Company’s unaudited condensed consolidated balance sheet at June 30, 2026 includes balances for Scilex Bio of nil for cash and cash equivalents, nil property and equipment, net, $1.5 million for equity investment related to PA OPS Investment Agreement, and $1.1 million accrued expenses.

For the six months ended June 30, 2026 and 2025, Scilex Bio had not commenced revenue-generating operations and remains focused on early-stage development efforts for KDS2010. The Company will reassess its primary beneficiary status and the VIE conclusion for Scilex Bio upon the occurrence of any reconsideration events.

In connection with the formation of Scilex Bio, on April 17, 2025, the entity entered into a license agreement with IPMC and NeuroBioGen Company (“NBG”), under which it obtained exclusive rights to develop and commercialize KDS2010 globally, except for Korea. Under the terms of the agreement, Scilex Bio may be required to make aggregate payments of up to KRW 6.5 trillion (approximately $4.8 billion) to NBG, consisting of an upfront fee of KRW 1.5 billion (approximately $1.1 million), and KRW 68.5 billion (approximately $50.7 million) contingent upon the achievement of specified development, regulatory and commercial milestones. Scilex Bio is also required to pay royalties equal to 5% of net sales of licensed products, payable quarterly until the expiration of the last-to-expire licensed patent. Aggregate payments to NBG are capped at KRW 6.5 trillion (approximately $4.8 billion). For the six months ended June 30, 2026 and 2025, only the first tranche of the upfront fee (KRW 1.5 billion or approximately $1.1 million) had become payable, subject to the satisfaction of certain obligations on the part of NBG, and was recorded as a current liability.

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

The Company’s unaudited condensed consolidated balance sheet at June 30, 2026 includes balances for Semnur of $39.0 thousand for cash and cash equivalents, $0.7 million property and equipment, net, $6.9 million accounts payable, $1.3 million accrued expenses, and $2.1 million note payable. For the three and six months ended June 30, 2026, net loss from Semnur attributable to the noncontrolling interest was $0.9 million and $1.7 million, respectively.

12. Commitments and Contingencies

Datavault Bitcoin Term Sheet

On June 24, 2026, the Company entered into a binding term sheet (the “Datavault Bitcoin Term Sheet”) with Datavault, which sets forth certain terms and conditions of the Company’s proposed purchase of Bitcoin from Datavault that is currently held by Datavault in a Biconomy digital wallet (the “Wallet”). Pursuant to the Datavault Bitcoin Term Sheet, and subject to the finalization of a definitive agreement to be negotiated in good faith by the Company and Datavault and, ultimately, the satisfaction of certain customary closing conditions to be contained therein, it is expected that the Company will purchase from Datavault a total of 837 Bitcoin held in the Wallet for $50.0 million. The Company has agreed to make an initial payment of $30.0 million, with the remaining $20.0 million payable in quarterly installments commencing in the fourth quarter of 2026 and ending on December 31, 2028. The Company will pay the $50.0 million in cash or shares of the Company’s common stock, par value $0.0001 per share or publicly traded securities of the Company’s subsidiaries, or a combination thereof, at the discretion of the Company.

Wellgistics Health, Inc., Agreement

On May 20, 2026, the Company, Datavault, EOS, HealthBridge Advisors LLC ("HBA") and Fortitude Advisors, LLC (“Fortitude”) entered into a fully binding term sheet with Wellgistics Health, Inc. (“Wellgistics” n/k/a DataMeds AI, Inc.), a health information technology leader, pursuant to which, subject to the negotiation and execution of definitive agreements, Wellgistics would, among other things, acquire or exclusively license certain Quality of Life Peace of Mind (“QLPM”) related intellectual property assets from EOS and the Company; expand its existing PharmacyChain license with Datavault to exclusively include Datavault AI Health (subject to carve-outs for intellectual property already licensed to Vivasor, the Company and/or Quantum Scan Holdings, Inc.), and acquire a controlling interest in Tollo Health, LLC (d/b/a Health Lives Here, “HLH”). Please refer to Note 15 for subsequent developments.

Vivasor Agreement to Purchase WorldXchain Common Stock

On May 11, 2026, Vivasor entered into a Common Stock Purchase Agreement (the “WorldXchain Commitment”) with WorldXchain Corporation, a Wyoming corporation (“WorldXchain”), pursuant to which WorldXchain agreed to sell to Vivasor, and Vivasor agreed to purchase from WorldXchain, 25,500,000 shares of WorldXchain Common Stock at $0.00001 per share, which will be fully vested upon issuance, payable in cash and all Vivasor's discoveries, ideas, business plans, concepts, improvements, domain names, inventions (whether patentable or not), knowledge, know-how, processes, information, data, data collections, procedures, processes, techniques, designs, drawings, flow charts, software code (in any form including source code and executable or object code), user interface, wire frames, formulae, computer programs, trade secrets, works of authorship and trademarks used in connection with or related to the business of WorldXchain, including brand names, product names, logos and slogans, and associated goodwill, and all applicable intellectual property rights, on a worldwide basis, related thereto, including, without limitation, copyrights, trademarks, trade secrets, patents, patent applications, moral rights, contract and licensing rights (the “Property”). Vivasor retains no right to use the Property and agrees not to challenge the validity of WorldXchain's ownership of the Property. No payment had been made as of June 30, 2026.

Vivasor Agreement to Purchase EcoExtract Common Stock

On May 14, 2026, Vivasor entered into a Stock Purchase Agreement (the “SPA Commitment”) with EcoExtract Corporation, a Delaware corporation (“EcoExtract”), pursuant to which EcoExtract agreed to sell to Vivasor, and Vivasor agreed to purchase from EcoExtract, 25,500,000 shares of EcoExtract Common Stock at $0.039216 per share for an aggregate purchase price of approximately $1.0 million, which will be fully vested upon issuance, payable either in cash and/or stock of Vivasor or of Datavault (or any combination of the foregoing), as determined by Vivasor in its sole discretion upon acceptance of the SPA Commitment. No payment had been made as of June 30, 2026.

Definitive Agreement with Phoenix Asia Holdings Limited

On May 4, 2026, the Company announced that its indirect subsidiary, ACEA Therapeutics, ACEA Pharma, Inc., an exempted company incorporated with limited liability in the Cayman Islands and wholly owned subsidiary of ACEA Therapeutics (“ACEA Pharma”), and Phoenix Asia Holdings Limited, a company organized under the laws of the Cayman Islands (“Phoenix Asia”), entered into a stock acquisition agreement pursuant to which ACEA Therapeutics agreed to transfer and sell, and Phoenix Asia agreed to purchase, 100% of the issued and outstanding equity interests of ACEA Pharma in exchange for the delivery to ACEA Therapeutics of 100,000,000 newly-issued ordinary shares of Phoenix Asia at $10.00 per share, par value $0.00001 per share, (the “PHOE Acquisition”), the value of which was as agreed by the parties to be $1.0 billion.

Upon the closing of the PHOE Acquisition, Phoenix Asia will be renamed ACEA Pharma, Inc. (the “Go-Forward Company”), and its common stock is expected to be listed on the Nasdaq Capital Market. The boards of directors of ACEA Therapeutics, ACEA Pharma and Phoenix Asia have unanimously approved the proposed transaction. The closing of the PHOE Acquisition, which is expected to occur in the second half of 2026, is subject to certain customary closing conditions, including applicable regulatory and stock exchange approval. Upon the closing of the PHOE Acquisition, ACEA Therapeutics anticipates that it will own approximately 82% of the Go-Forward Company.

Datavault Funding Term Sheet

On April 26, 2026, the Company entered into a binding term sheet with Datavault (the “Datavault Funding Term Sheet”). Pursuant to the Datavault Funding Term Sheet, and subject to the finalization of mutually agreeable definitive transaction documents and, ultimately, the satisfaction of certain customary closing conditions to be contained therein, it is expected that Scilex will make an upfront cash contribution to Datavault in the amount of $120.0 million, to be paid in multiple closings, with the final closing to occur no later than December 31, 2026 (the “Upfront Payment”). Datavault will use the proceeds from the Upfront Payment exclusively to fund the deployment of Datavault’s quantum-ready graphics processing units (“GPU”) infrastructure across an estimated 100 cities in the United States (the

“Quantum-Ready Edge Network”), including build-out, equipment, related working capital, and reasonable overhead expenses directly attributable thereto. The Upfront Payment is securitized by the total GPUs in stock. As further consideration, Datavault will pay to the Company certain revenue shares recognized by Datavault attributable to Quantum-Ready Edge Network.

Securities Purchase Agreement (the “PIPE SPA”)

On August 20, 2025, the Company and Legacy Semnur entered into a securities purchase agreement (“PIPE SPA”) with the investor named therein, pursuant to which the investor agreed to purchase 1,250,000 shares of Common Stock at a price of $16.00 per share, for an aggregate purchase price of $20.0 million following the consummation of the Semnur Business Combination. On September 22, 2025, the PIPE SPA was amended to provide that unless such agreement was terminated pursuant to its terms (or otherwise by mutual agreement of the parties thereto), the closing of the transactions contemplated thereby would occur not later than the 14th business day following the closing of the Semnur Business Combination, subject to the satisfaction or waiver of the closing conditions set forth therein. As of June 30, 2026, the transaction had not closed and accordingly, the shares had not been issued, and the funds had not been received. On April 20, 2026, the Company and Semnur Inc. delivered written notice terminating the PIPE SPA pursuant to Section 8 thereof. The PIPE SPA terminated as of April 20, 2026, and is no longer in effect and the transactions contemplated thereby will not be consummated.

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

Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. Scilex Pharma made royalty payments in the amount of $1.2 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, Scilex Pharma had ending balances of accrued royalty payables of $1.6 million and $2.1 million, respectively. Total royalty expense recorded within cost of revenue was $1.0 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively, and $1.9 million and $2.3 million for the six months ended June 30, 2026 and 2025.

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

In May 2025, Scilex Pharma and the vendor entered into a work order in which the parties agreed to convert substantially all of the sales representatives allocated under the Project Agreement to become employees of the vendor. The work order shall remain in effect until the thirty-six month anniversary of the Deployment Date, which is June 3, 2025, unless terminated in accordance with the terms of the Project Agreement or unless extended as provided therein (the “Term”). The Term may be extended for additional periods of one (1) year (each, an “Additional Term”) upon the mutual written agreement of the parties not less than sixty (60) days before the end of the Term or any Additional Term. Scilex Pharma paid a one-time implementation fee of $0.1 million associated with the operational setup and the recruiting of the sales representatives and will pay a fixed monthly fee of $1.2 million for year one and $1.3 million for each of year two and year three.

Pursuant to the terms set forth in the Project Agreement, either party may terminate this work order without cause upon ninety (90) days prior written notice to the other party; provided, however, that such termination by Scilex Pharma may not occur prior to the twelve (12) month anniversary of the Deployment Date. Subsequent to June 30, 2026, the Project Agreement has been terminated by both parties without cause.

PA OPS Investment Agreement

In August 2025, Scilex Bio entered into the Investment Agreement with Investor LLC. Pursuant to the terms of the agreement, the Company committed to providing $2.5 million (the “Committed Amount”) in future funding, contingent upon Investor LLC successfully identifying and acquiring an appropriate target company (“Target”) for investment using the Committed Amount by December 31, 2025. Although the arrangement was legally structured as Investor LLC had extended a $2.5 million loan (the “Loan”) to Scilex at an annual interest rate of 4.03%, no cash was exchanged between Investor LLC and the Company on the signing date of the Investment Agreement. Accordingly, the Company concluded that, in substance, the transaction does not represent a loan. In August 2025, Investor LLC acquired the Target which consists of certain assets of a nursing home. However, because the Company has not yet provided the full Committed Amount, the Company had no ownership interest in Investor LLC or in the nursing home as of June 30, 2026. As of December 31, 2025, the Company had made a cash payment of $1.0 million to Investor LLC under the Committed Amount, and, as of June 30, 2026,the Company had made aggregate cash payments of $1.5 million (the “Funding”) to Investor LLC under the Committed Amount. The Funding was applied as a partial repayment of the Loan and, accordingly, did not result in the issuance of any equity interest to Scilex. Because the Target had been acquired, the Funding is no longer subject to a refund. The Company considered the consolidation models provided in ASC 810 to determine whether it should consolidate Investor LLC and concluded that the Funding is not within the scope of ASC 810 because the Company has not yet received any equity ownership in Investor LLC, does not hold a board seat, does not have the power to director Investor LLC’s significant activities, and does not have an obligation to absorb the VIE’s losses or the right to receive benefits from the VIE. The Company also assessed the Funding and concluded that it does not meet the definition of a derivative under ASC 815. The Company accounted for the Funding as an equity security under ASC 321 because it provides the Company with the right to acquire equity ownership in the future at a fixed price through the payment of the remaining Committed Amount. The Company recorded the Funding as an equity investment in the Company’s balance sheet at cost, net of any impairment. There were no indicators of impairment as of June 30, 2026.

Commitment to Purchase QScan Common Stock

On January 29, 2026, the Company entered into a Common Stock Purchase Agreement (the “Commitment”) with QScan, pursuant to which QScan agreed to sell, and the Company agreed to purchase 193,021,436 shares of QScan Common Stock at $0.14247 per share for an aggregate purchase price of approximately $27.5 million. The closing is conditioned on the prior conversion of the QScan Note. As of June 30, 2026, the acquisition of QScan Common Stock had not been completed and the Company holds no equity ownership interest in QScan.

In November 2025, the Company paid $2.5 million to QScan as a non-refundable deposit toward the Commitment (the “QScan Fee”). The QScan Fee was classified as a prepayment as of December 31, 2025, and reclassified to equity investment on its condensed consolidated balance sheet as the cost basis of the Commitment upon execution of the agreement in January 2026. The Commitment does not meet the definition of a derivative under ASC Topic 815 and is accounted for under ASC Topic 321 using the measurement alternative, carried at cost of $2.5 million, less any impairment. No impairment was recorded as of June 30, 2026.

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

Other than the following lawsuits, the Company is not a party to any outstanding material litigation and management is not aware of any legal proceedings that, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

Former Employee Action

On March 12, 2021, Scilex Pharma and Sorrento (the “Plaintiffs”) filed an action (the “Former Employee Action”) in the Delaware Court of Chancery against the former President of Scilex Pharma, Anthony Mack, and Virpax Pharmaceuticals, Inc. (“Virpax”, and together with Mr. Mack, the “Defendants”), a company founded and then headed by Mr. Mack, alleging, among other things, breach by Mr. Mack of a restrictive covenant agreement with Sorrento related to his sale of his Scilex Pharma stock to Sorrento, tortious interference with that agreement by Virpax, breach of Mr. Mack’s fiduciary duties to Scilex Pharma, aiding and abetting of that breach by Virpax, and misappropriation of Scilex Pharma’s trade secrets by Mr. Mack and Virpax. Such lawsuit sought, among other relief, damages and various forms of injunctive relief. The case was tried from September 12, 2022, to September 14, 2022. On September 1, 2023, the court found in favor of the Plaintiffs on all but three counts deemed to have been waived. In its 95-page opinion, the court instructed the parties to submit supplemental briefing on the appropriate remedy to implement its rulings. On October 18, 2023, the Plaintiffs submitted a supplemental brief on remedies. On November 29, 2023, the Defendants submitted a supplemental brief on remedies. On December 21, 2023, the Plaintiffs submitted a supplemental reply brief on remedies. On February 26, 2024, the Company and Virpax entered into a term sheet regarding a mutual release and settlement agreement, pursuant to which the parties have agreed to resolve the ongoing disputes. On February 29, 2024, the Company and Virpax entered into a definitive settlement agreement, which provides for, among other things, that Virpax would be obligated to make the following payments to the Company to settle the Former Employee Action: (i) $3.5 million (the “Initial Payment”) by two business days after the Effective Date (as defined therein), which payment has been made; (ii) $2.5 million by July 1, 2024, which payment has been made on July 8, 2024, and (iii) to the extent any of the following drug candidates are ever sold, royalty payments of (a) 6% of annual Net Sales (as defined therein) of Epoladerm; (b) 6% of annual Net Sales of Probudur and (c) 6% of annual Net Sales of Envelta during the Royalty Term (as defined therein). The Company and Virpax provided mutual releases of all claims that existed as of the Effective Date, whether known or unknown, arising from any allegations set forth in the Former Employee Action. Plaintiffs’ release relates to claims against Virpax only, which does not affect the Company's claims against Mr. Mack. Plaintiffs have not released Mr. Mack, and litigation against him remains ongoing. The Court requested further briefing on the remedies solely as to the remaining defendant, Mr. Mack. The parties filed further briefing and then presented oral argument on November 15, 2024. The Court issued its decision on damages as to Mr. Mack on July 31, 2025, crediting Mr. Mack for settlement amounts previously paid to Plaintiffs by Virpax, on the count for which Mr. Mack was found liable, and assessing costs against Mr. Mack for one-third of Plaintiffs’ attorneys’ fees. On April 2, 2026, the Court entered an order awarding Plaintiffs more than $5.3 million in attorneys’ fees to be paid by Mr. Mack. The parties are awaiting the entry of final judgment.

ZTlido Patent Litigation

On June 22, 2022, the Company filed a complaint against Aveva Drug Delivery Systems, Inc. (“Aveva”), Apotex Corp., and Apotex, Inc. (together, “Apotex”) in the U.S. District Court for the Southern District of Florida (the “ZTlido Patent Litigation”) alleging infringement of certain Orange Book listed patents covering ZTlido (the “ZTlido Patents”). The ZTlido Patent Litigation was initiated following the submission by Apotex, in accordance with the procedures set out in the Hatch-Waxman Act, of an abbreviated new drug application (“ANDA”). Apotex’s ANDA seeks approval to market a generic version of ZTlido prior to the expiration of the ZTlido Patents and alleges that the ZTlido Patents are invalid, unenforceable, and/or not infringed. The Company is seeking, among other relief, an order that the effective date of any FDA approval of Apotex’s ANDA be no earlier than the expiration of the asserted patents listed in the Orange Book, the latest of which expires on May 10, 2031, and such further and other relief as the court may deem appropriate. Apotex and Aveva were subject to an automatic 30-month stay preventing them from selling a generic version of ZTlido during that time, which was extinguished by the U.S. District Court for the Southern District of Florida decision described below. Aveva received FDA approval for a generic version of ZTlido on March 25, 2025. The two Apotex entities were dismissed from the litigation without prejudice, as they no longer had an interest in the generic product that Aveva seeks to market. Before trial, Aveva dropped its challenge to the validity and enforceability of the Company’s patents. Trial in the ZTlido Patent Litigation was held from July 8, 2024, to July 11, 2024. Final post-trial briefing was submitted by the parties on July 25, 2024, and the case was submitted to the U.S. District Court for the Southern District of Florida. On August 26, 2024, that court issued a decision finding that Aveva’s product does not infringe the Company’s ZTlido Patents. The Company is appealing that decision to the U.S. Court of Appeals for the Federal Circuit, and it filed a Notice of Appeal with the U.S. District Court for the Southern District of Florida on September 25, 2024. Briefing by the parties has been completed. Oral argument was held on May 11, 2026. On August 4, 2026, the Federal Circuit issued its opinion that affirmed the decision by the U.S. District Court for the Southern District of Florida that Aveva’s product does not infringe the Company’s ZTlido Patents.

Sorrento Equity Holders Litigation

On April 3, 2026, a complaint was filed in the United States District Court for the Southern District of California captioned Mevi et al. v. Ji et al., Case No. 3:26-cv-02113-DMS-DEB. The plaintiffs are former equity holders of Sorrento and have named as defendants, among others, the Company and Semnur. The complaint alleges, among other things, wrongful conduct relating to Sorrento’s bankruptcy proceedings and subsequent transactions involving Sorrento’s assets, and asserts claims including aiding and abetting breach of fiduciary duty and violation of California Penal Code Section 496. The complaint seeks unspecified compensatory damages, treble damages, disgorgement, punitive damages, attorneys’ fees, costs, and other relief. On June 25, 2026, the United States District Court for the Southern District of California granted the plaintiffs’ Motion to Stay. All deadlines in this action, including the deadline to serve the complaint, are tolled for the duration of the stay.

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

NeuroBiogen Co., Ltd. vs Scilex Bio

In case No. 2026 GA-HAP, Plaintiff NeuroBiogen Co. Ltd brought a lawsuit in Seoul, Korea against Scilex and another Defendant. Plaintiff alleges that Scilex breached the April 17, 2025 KDS2010 Assignment and License Agreement by failing to pay the initial KRW 1.5 billion upfront fee due by May 31, 2025. Plaintiff contends that it validly rescinded the Agreement effective December 17, 2025 under Article 544 of the Korean Civil Code. Scilex disputes Plaintiff’s claim and the right to the rescission and maintains that the Agreement remains in full force and effect. Plaintiff seeks a declaratory judgment confirming that the parties’ contractual relationship has been terminated and no longer exists. Scilex filed a motion to dismiss the lawsuit and challenged the Korean Court’s jurisdiction. No decision has been made on that filing. The matter is currently pending in Seoul, Korea. The matter is in its infancy and it is too early to assess any potential risk of loss or liability.

13. Net Loss Per Share

The following table sets forth the reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2026 and 2025 (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(114,986)	$(44,048)	$(160,636)	$(70,128)
Less: Net loss attributable to noncontrolling interest	(1,486)	(1,740)	(3,866)	(1,740)
Deemed dividend for Vivasor preferred shares repurchase	(1,229)	$—	(1,229)	—
Deemed dividend for anti-dilution adjustments to Oramed Penny Warrants upon reverse stock-split	—	$(43,753)	—	(43,753)
Net loss for basic and diluted loss per share available to common stockholders	$(114,729)	$(86,061)	$(157,999)	$(112,141)
Weighted average number of shares outstanding	6,892	5,095	6,891	5,080
Weighted average Common Stock warrants exercisable for nominal consideration	—	6,500	—	6,500
Weighted average number of shares, basic and diluted	6,892	11,595	6,891	11,580
Loss per share
Basic & diluted	$(16.65)	$(7.42)	$(22.93)	$(9.68)

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Premium paid on redemption of Series A Preferred Stock was added to the net loss to arrive at loss available for common stockholders as it represents a dividend to the Series A preferred stockholder. Diluted earnings per share is computed using the weighted average number of shares of Common Stock and, if dilutive, potential shares of Common Stock outstanding during the period. Potential Common Stock consists of the incremental Common Stock issuable upon the exercise of stock options and warrants (using the treasury stock method or the reverse treasury stock method, as applicable).

In the computation of net loss per share, treasury shares are not included as part of the outstanding shares. Shares of the Semnur Dividend Shares, as declared by the Board on October 27, 2024, and not yet distributed as of June 30, 2026 and 2025, are also excluded from the computation of net loss per share because the associated Series 1 Preferred Stock is not considered to be a participating security. On February 2, 2026, the Board approved revocation of the declaration of the Semnur Dividend Shares. No shares of Series 1 Mandatory Exchangeable Preferred Stock had ever been issued or outstanding as of February 2, 2026.

On February 3, 2026, in connection with the Dividend Revocation, the Company filed the Certificate of Elimination of Semnur Dividend Shares with the Secretary of State of the State of Delaware. The Certificate of Elimination, which became effective immediately upon filing, eliminated the previously designated 5,000,000 shares of Semnur Dividend Shares and caused such shares to resume their status as undesignated shares of preferred stock of the Company. No shares of Semnur Dividend Shares were issued or outstanding upon the filing of the Certificate of Elimination.

In accordance with FASB ASC 260, Earnings Per Share, Penny Warrants are warrants that would be exercised for no or little consideration and therefore should be included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted net income (loss) per share. The Closing Penny Warrants become exercisable upon the passage of time and are included in basic and diluted net income (loss) per share from the closing date of September 21, 2023. The Subsequent Penny Warrants to purchase up to an aggregate of 8,500,000 shares of Common Stock were not vested as of the closing date of September 21, 2023, and the vesting was based on the passage of time, the Company’s repayment of the Oramed Note or the occurrence of the Management Sale Trigger Date (as defined therein), therefore are included in the computation for basic and diluted net income per share once all other exercise contingencies were removed except for the passage of time.

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented:

	June 30,	June 30,
	2026	2025
Stock options	1,474,612	1,009,938
Retainer Shares	399,999	399,999
Public Warrants	156,115	156,220
Private Warrants	28,572	28,572
Shares issuable under the ESPP	1,645	21,713
Shares issuable under the SIPA	8,571	8,571
February 2024 BDO Firm Warrants	108,686	108,686
February 2024 BDO Representative Warrants	13,446	13,446
April 2024 RDO Common Warrants	—	428,572
April 2024 RDO Placement Agent Warrants	34,286	34,286
Deposit Warrants	3,250,000	3,250,000
October 2024 Noteholder Warrants	107,142	214,284
October 2024 Placement Agent Warrants	104,848	104,848
December 2024 RDO Common Warrants	537,294	1,642,871
StockBlock Warrants	131,470	131,472
Shares issuable under Tranche B Notes	327,555	914,822
Exchange Warrants	500,000	—
September 2025 Warrants	275,000	—
November 2025 Warrants	1,356,594	—
November 2025 Placement Agent Warrants	72,352	—
February 2026 Warrants	100,000	—
Total	8,988,187	8,468,300

14. Related Party Transactions

Datavault License Agreements

Datavault is considered a related party due to the Company’s equity method investment in, and significant influence over, Datavault (see Note 5, “Fair Value Measurements,” and Note 6, “Balance Sheet Components”). The Company and Vivasor are each party to a license agreement with Datavault, as further described in Note 4, “License and Patent Agreements”: the Datavault License Agreement, entered into by the Company on November 3, 2025, and the Vivasor-Datavault License Agreement, entered into by Vivasor, Inc. on December 20, 2025.

Under the Datavault License Agreement, the Company agreed to pay Datavault a non-refundable license fee of $10.0 million. As of June 30, 2026, $8.8 million of this fee remained due to Datavault, recorded within Accrued expenses and Accounts payable in the accompanying unaudited condensed consolidated balance sheets. During the six months ended June 30, 2026, the Company paid Datavault $1.3 million under this agreement.

Under the Vivasor-Datavault License Agreement, Vivasor agreed to pay Datavault a non-refundable license fee of $20.0 million. As of June 30, 2026, $15.0 million of this fee remained due to Datavault, recorded within Accounts payable. During the six months ended June 30, 2026, Vivasor paid Datavault $5.0 million under this agreement.

In the aggregate, $23.8 million was due to Datavault under the two license agreements as of June 30, 2026. The Company had no amounts due from Datavault under either license agreement as of that date.

Vivasor Warrants

On April 30, 2026, Vivasor issued fully vested warrants to purchase an aggregate of 6,000,000 shares of Vivasor's Series A Common Stock to Henry Ji, Ph.D., Chief Executive Officer and President of the Company and Stephen Ma, Chief Operating Officer and Chief Financial Officer of the Company. The warrant issued to Dr. Ji covers 4,000,000 shares and the warrant issued to Mr. Ma covers 2,000,000 shares, each with an exercise price of $0.31 per share and a ten-year term expiring April 30, 2036. The Vivasor Warrants were fully vested upon issuance, are not subject to any future service, performance, or market condition, and were purchased by the holders for $50.00 per warrant. Dr. Ji and Mr. Ma are considered related parties of the Company for purposes of ASC 850, Related Party Disclosures and Item 404 of Regulation S-K. For further discussion of this transaction, refer to Note 9.

Vivasor-Datavault Stock Subscription Agreement

On April 16, 2026, Vivasor entered into a Subscription Agreement with Datavault to issue 8,163,265 shares of Vivasor Series A Common Stock to Datavault at a contractual subscription price of $6.125 per share. As consideration for the Vivasor shares, Datavault agreed to issue 75,942,666 shares of its common stock to Vivasor. The transaction closed on April 23, 2026 (see Note 6). As Vivasor is a consolidated subsidiary of the Company, the Company includes Datavault Common Stock owned by Vivasor as part of the Company's total ownership in Datavault. As the share-for-share exchange was fully settled at closing on April 23, 2026, the Company had no amounts due to or from Datavault under the Subscription Agreement as of June 30, 2026. For further discussion of the accounting for this investment, refer to Notes 1, 5 and 6.

WorldXchain Corporation

In May 2026, Vivasor entered into the SPA Commitment and Technology Agreement with WorldXchain, located in San Diego, CA, pursuant to which WorldXchain agreed to sell, and Vivasor agreed to purchase 25,500,000 shares of WorldXchain Common Stock at $0.00001 per share and transfer certain technology, patents and know-how to WorldXchain. Henry Ji, Ph.D., is the sole agent and the Chief Executive Officer of WorldXchain. Dr. Ji is also the Company's Chief Executive Officer and President and Executive Chairperson of the board of directors of Vivasor. As a result WorldXchain is considered a related party of the Company for purposes of ASC 850, Related Party Disclosures, and Item 404 of Regulation S-K. As of June 30, 2026, no payment had been made and no shares had been issued under this agreement; accordingly, no amounts were due to or from WorldXchain. The transaction remains an unfunded commitment.

EcoExtract Corporation

In May 2026, Vivasor entered into the SPA Commitment with EcoExtract, located in San Diego, CA, pursuant to which EcoExtract agreed to sell, and Vivasor agreed to purchase 25,500,000 shares of EcoExtract Common Stock at $0.039216 per share for an aggregate purchase price of approximately $1.0 million. Henry Ji, Ph.D., has served as the sole agent and the Chief Executive Officer of EcoExtract since May 15, 2026. Dr. Ji is also the Company's Chief Executive Officer and President and Executive Chairperson of the board of directors of Vivasor. As a result EcoExtract is considered a related party of the Company for purposes of ASC 850, Related Party Disclosures, and Item 404 of Regulation S-K. As of June 30, 2026, no payment had been made under this agreement; accordingly, no amounts were due to or from EcoExtract. The full $1.0 million purchase price remained an unfunded commitment.

iLeukon Intellectual Property License Agreement

iLeukon Therapeutics, Inc. (“iLeukon”) is considered a related party of the Company due to certain overlapping roles between officers and directors of the Company and iLeukon. Henry Ji, the Chief Executive Officer and President of the Company, also serves as Chairman of the board of directors of iLeukon. Additionally, Xiao Xu, the Chief Executive Officer of ACEA Therapeutics, Inc. (“ACEA”), a consolidated subsidiary of Vivasor, itself a consolidated subsidiary of the Company, serves as Co-Chair of the board of directors of iLeukon.

In December 2024, Vivasor entered into an Intellectual Property License Agreement with iLeukon pursuant to which Vivasor agreed to license certain patents to iLeukon in exchange for 400,000 shares of iLeukon common stock, representing approximately 2% of iLeukon's outstanding equity, for an aggregate value of approximately $1.1 million, and a $1.0 million payment contingent upon the closing of a future Series A financing. The licensed intellectual property was transferred, and the shares were issued during the three months ended March 31, 2026. The Company recognized approximately $1.1 million of revenue in connection with this transaction during the six months ended June 30, 2026. As of June 30, 2026, the carrying value of the Company's investment in iLeukon was approximately $1.1 million. No amount was due from iLeukon as of June 30, 2026, as the contingent $1.0 million payment had not become due; that contingent milestone payment remains unrecognized as a receivable pending the Series A financing closing condition. For further discussion of the accounting for this investment, refer to Note 6.

EOS Technology Holdings Patent Agreement

On January 11, 2026 (the “Effective Date”), the Company entered into the Agreement with EOS. Under the Agreement, EOS sold to the Company a single patent comprising a remote medication delivery system (i.e. the “Purchased Asset,” “Intellectual Property” or “IP”). The patented technology covers a system and method for routing medication from a dispensary to a patient's location, including a pneumatic delivery system, a secured lockbox with biometric user authentication, and real-time patient monitoring via wearables and sensors to trigger medication delivery on an as-needed basis (refer to Note 4 for more details on the patent). Datavault’s Chief Executive Officer also serves as EOS’s Chief Executive Officer. The Company does not have any other existing agreements with EOS. EOS is considered a related party of the Company for purposes of ASC 850, Related Party Disclosures and Item 404 of Regulation S-K.

Vivasor Secondary Stock Purchase

During January 2026, the Company purchased a total of 355,919 shares of Vivasor Series A-2 Preferred Stock for total cash consideration of $1.1 million from two existing shareholders of Vivasor, Jaisim Shah and Three I Fund. During April 2026, the Company purchased a total of 1,032,994 shares of Vivasor Series A-2 Preferred Stock for total cash consideration of $2.4 million from three existing shareholders. During June 2026, the Company purchased a total of 203,382 shares of Vivasor Series A Common Stock for total cash consideration of $0.7 million from an existing shareholder. Pursuant to the Share Transfer Agreement dated January 20, 2026, the Company purchased a total of 254,228 shares from Mr. Shah for a total amount of $0.8 million, which remained outstanding as of June 30, 2026. Mr. Shah, is the former Chief Executive Officer and President of the Company, who resigned on August 16, 2025, and the former Chief Executive Officer of Semnur, a subsidiary of the Company (see Note 3), he resigned on March 13, 2026; he currently serves as a consultant to the Company. Mr. Shah is considered a related party of the Company for purposes of ASC 850, Related Party Disclosures and Item 404 of Regulation S-K.

Quantum Scan Holdings, Inc.

In January 2026, the Company entered into certain transactions with QScan, a medical technology company focused on preventive diagnostics. Stephen Ma, the Company's Chief Financial Officer and a member of its board of directors, has served as QScan's interim Chief Financial Officer since January 16, 2026, establishing QScan as a related party. See Note 6 for further details.

FSF Warrant Purchase Agreement

On April 16, 2026, Henry Ji, Ph.D., Chief Executive Officer and President of the Company and Stephen Ma, Chief Financial Officer of the Company, entered into a Warrant Purchase Agreement (the “FSF Warrant Purchase Agreement”) with FSF Lender. Pursuant to the agreement, FSF Lender sold its warrant to purchase up to an aggregate of 3,250,000 shares of Common Stock (the “Deposit Warrant”) for $0.5 million payable within two business days of the agreement date. The $0.5 million purchase price was paid by Dr. Ji and Mr. Ma personally, and no further amounts remained due as of June 30, 2026. Dr. Ji and Mr. Ma are considered related parties of the Company for purposes of ASC 850, Related Party Disclosures and Item 404 of Regulation S-K.

15. Subsequent Events

QScan Stock Purchase Letter Agreement

On July 3, 2026, the Company and SCLX JV entered into a letter agreement with QScan, pursuant to which SCLX JV agreed to acquire shares of QScan Common Stock in exchange for 500,000 shares of common stock, par value $0.0001 per share, of the Company held by SCLX JV. Pursuant to the letter agreement, the shares acquired would be calculated as the market value of the 500,000 shares of common stock on the trading day, which is on July 3, 2026, divided by the price per share of QScan Common Stock, which is $0.14247 per share. As a result of SCLX JV’s purchase of the QScan Common Stock, there was a corresponding reduction in the purchase price and the aggregate number of shares the Company would receive under the original agreement entered into by Scilex and QScan on January 29, 2026 (see Note 12). SCLX JV transferred the 500,000 shares of the Company's Common Stock to QScan on July 3, 2026.

Vivasor Stock Repurchase Agreement

On July 18, 2026, the Company entered into a stock repurchase agreement (the “Vivasor Repurchase Agreement”) with Vivasor, pursuant to which the Company agreed to sell to Vivasor (i) 6,101,468 shares of Vivasor’s Series A-1 Preferred Stock, par value $0.00001 per share, and (ii) 355,919 shares of Vivasor’s Series A-2 Preferred Stock, par value $0.00001 per share, in each case which had been previously acquired by the Company in January 2026 (such previously acquired shares, collectively, the “Subject Shares”). Vivasor will purchase the Subject Shares from the Company for an aggregate purchase price of $12 million payable by wire transfer, by assignment of the shares of common stock of Datavault held by Vivasor, Inc., a subsidiary of Vivasor, or by any combination of such methods (the “Purchase Price”). The Vivasor Repurchase Agreement provides that the Purchase Price will be paid in tranches as follows: (i) $1.0 million on the effective date which has been paid; (ii) $5.0 million at any time on or before September 30, 2026; (iii) $2.0 million at any time after September 30, 2026 but on or before December 31, 2026; (iv) $2.0 million at any time after December 31, 2026 but on or before March 31, 2027; and (v) $1,999,960.07 at any time after March 31, 2027 but on or before June 30, 2027.

iHolding Group Term Sheet

On July 3, 2026, the Company entered into a term sheet with iHolding Group LLP (“iHolding”), in which iHolding agreed to invest $100 million in the Company through the purchase of newly issued common shares of the Company at a price of $15.00 per share, representing approximately 6,666,667 newly issued shares. Also on July 3, 2026, Semnur and iHolding entered into a term sheet, in which iHolding agreed to invest $100 million into Semnur through the purchase of newly issued common shares of Semnur at $10.00 per share, representing approximately 10,000,000 newly issued shares. Both term sheets have no fixed completion date.

StockBlock Securities Complaint

On July 21, 2026, StockBlock Securities, LLC (“StockBlock”) filed a verified complaint against Scilex Holding Company in the Supreme Court of the State of New York, County of New York, captioned StockBlock Securities, LLC v. Scilex Holding Company. StockBlock alleges that Scilex Holding Company breached an exclusive engagement agreement with StockBlcok by failing to pay fees owed in connection with modifications to a promissory note between Scilex and Oramed Pharmaceuticals Inc., and by negotiating a $100 million stock purchase transaction with a third-party investor without StockBlock's involvement, in violation of the agreement's exclusivity provisions. StockBlock asserts two causes of action for breach of contract under New York law and seeks compensatory damages of not less than $9,940,260, plus attorneys' fees and costs. Scilex’s deadline to respond to the complaint is presently September 10, 2026. Scilex is currently evaluating the complaint and contemplating its response, including defenses and any applicable counterclaims. It is too early to make any determination as to legal risk or potential liability.

DataMeds AI Letter of Intent

As previously disclosed in Note 12, on May 20, 2026, Wellgistics (n/k/a DataMeds AI, Inc.) entered into a Fully Binding Term Sheet with the Company, EOS, Datavault, HBA and Fortitude, contemplating Wellgistics’ acquisition of the QLPM intellectual property portfolio, an expansion of its PharmacyChain license with Datavault, and the acquisition of a controlling interest in HLH.

On July 29, 2026, the Company, DataMeds AI, Inc. (“DataMeds AI”), EOS, Datavault and HBA entered into an Amended and Restated Letter of Intent (the “A&R LOI”) that superseded and replaced the May 20, 2026 term sheet in its entirety. The core transaction is unchanged, but the consideration has been modified: the Company, EOS, Datavault and HBA will now receive DataMeds AI common stock directly. Target post-closing ownership percentages are unchanged (the Company, EOS and Datavault each approximately 19.9%, HBA 24.9%, Fortitude 5%, existing public stockholders 10.4%, on a fully diluted basis). The A&R LOI adds registration rights (Form S-3 filing within 45 days of closing, effectiveness targeted within 90 days, liquidated damages capped at 8%) and a six-month lock-up on shares held by the Company, Datavault, HBA, Fortitude and EOS affiliates. Exclusivity continues through September 30, 2026. The transaction remains subject to due diligence, definitive agreements, board and stockholder approvals, and a fairness opinion, and there is no assurance it will close on these terms or at all.

Vivasor Promissory Note

On August 8, 2026, the Company entered into a Promissory Note (Revolving Line of Credit) (the “ Vivasor Note”) with Vivasor, as borrower, pursuant to which the Company established in favor of Vivasor an uncommitted revolving line of credit in a maximum aggregate principal amount of up to $20,000,000 (the “Maximum Credit Amount”). The Vivasor Note has a stated maturity of 120 months from the Effective Date (the “Maturity Date”). The Vivasor Note evidences a revolving credit facility under which Vivasor may, from time to time prior to the Maturity Date, request advances (“Drawdowns”) in multiple borrowings, provided that the aggregate outstanding principal balance of all Drawdowns at any time shall not exceed the Maximum Credit Amount. Amounts repaid under the Vivasor Note may be reborrowed, subject to the terms of the Vivasor Note. Notwithstanding the foregoing, the Vivasor Note is uncommitted and the Company has no obligation to fund any Drawdown; each Drawdown will be funded only if, when and to the extent agreed by the Company in its sole discretion.

Any Drawdown that the Company agrees to fund may be funded, as determined by the Company, in (i) cash, (ii) freely tradable securities of the Company, (iii) shares of common stock of Datavault currently held by the Company or its subsidiaries, or (iv) any combination of the foregoing. Borrowings under the Vivasor Note bear interest on the outstanding principal balance at a rate of 5% per annum, with interest accruing on each Drawdown from the date such Drawdown is funded. All outstanding principal, together with all accrued and unpaid interest, is due and payable in full on the Maturity Date. Vivasor may prepay the Vivasor Note, in whole or in part, at any time without penalty or premium. The Vivasor Note provides that it shall become immediately due and payable upon the occurrence of certain customary events of default.

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

Overview

We are an innovative revenue-generating company focused on acquiring, developing and commercializing non-opioid pain management products for the treatment of acute and chronic pain. We believe that our innovative non-opioid product portfolio has the potential to provide effective pain management therapies that can have a transformative impact on patients’ lives. We target indications with high unmet needs and large market opportunities with non-opioid therapies for the treatment of patients with acute and chronic pain and are dedicated to advancing and improving patient outcomes. We launched our first commercial product in October 2018, in-licensed two commercial products in 2022 and 2023, and are developing our late-stage pipeline. Our commercial product, ZTlido (lidocaine topical system) 1.8% (“ZTlido”), is a prescription lidocaine topical product approved by the U.S. Food and Drug Administration (“FDA”) for the relief of neuropathic pain associated with post-herpetic neuralgia (“PHN”), which is a form of post-shingles nerve pain. ZTlido possesses novel delivery and adhesion technology designed to address many of the limitations of current prescription lidocaine patches by providing significantly improved adhesion and continuous pain relief throughout the 12-hour administration period. We market ZTlido through a third-party dedicated sales force of about 34 people as of June 30, 2026, targeting 10,000 primary care physicians, pain specialists, neurologists and palliative care physicians who we believe treat the majority of PHN patients. We also in-licensed the exclusive right to commercialize GLOPERBA (colchicine USP) oral solution (“GLOPERBA”), an FDA-approved prophylactic treatment for painful gout flares in adults, in the United States of America (“U.S.” or the “United States”). We launched GLOPERBA in June 2024 and believe we are well-positioned to market and distribute the product. In January 2025, we in-licensed the rights to commercialize GLOPERBA outside of the U.S. In February 2023, we acquired the rights to patents, trademarks, regulatory approvals and other rights related to ELYXYB (celecoxib oral solution) (“ELYXYB”) and its commercialization in the U.S. and Canada. In April 2023, we launched ELYXYB in the U.S. for the treatment of acute migraine, with or without aura, in adults. In January 2025, we received approval from Health Canada’s Pharmaceutical Drugs Directorate, Bureau of Cardiology, Allergy and Neurological Sciences for ELYXYB for the acute treatment of migraine with or without aura in Canada.

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

SEMDEXA has been granted fast track designation by the FDA and, if approved, could become the first FDA-approved alternative to off-label epidural steroid injections, which are administered over 12 million times annually in the United States. We have completed a pivotal Phase 3 study with final results received in March 2022, reflecting achievement of primary and secondary endpoints, and initiated the second Phase 3 study in September 2025. SP-103 has also been granted fast track designation by the FDA for LBP. We received our SP-103 Phase 2 top-line results in August 2023 and the trial achieved its objectives characterizing the safety, tolerability and preliminary efficacy of SP-103 in acute LBP associated with muscle spasms. SP-103 was safe and well tolerated. The threefold increase in lidocaine load in topical system, compared with approved ZTlido (5.4% vs. 1.8%), did not result in signs of systemic toxicity or increased application-site reactions with daily applications over one month of treatment. We will continue to analyze the SP-103 Phase 2 trial data along with an investigator study of ZTlido in patients with neck pain completed in the second half of 2023, which also has shown promising top-line efficacy and safety results. SP-103, if approved, could become the first FDA-approved lidocaine topical product for the treatment of chronic neck pain associated with muscle spasms. SP-103 is a triple-strength lidocaine topical system designed to deliver a dose of lidocaine three times higher than any lidocaine topical product that we are aware of, either approved or in development. We are examining SP-103 as a treatment for chronic neck pain associated with muscle spasms, a condition with high unmet need which we expect could affect over 20 million patients in the United States as of 2023. On October 20, 2024, we announced the successful end-of Phase 2 meeting with the FDA, leading to an agreed path forward to a new drug application (including other marketing applications, an “NDA”) for our product candidate, SP-103.

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

We had a net loss of $115.0 million and $44.0 million for the three months ended June 30, 2026 and 2025, and a net loss of $160.6 million and $70.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1,078.6 million. As of June 30, 2026, we had cash and cash equivalents of approximately $0.6 million. Our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that the unaudited condensed consolidated financial statements are issued. See Note 2 titled “Liquidity and Going Concern” to our unaudited condensed consolidated financial statements and our independent registered public accounting firm’s report included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

The Company plans to continue to pursue its treasury strategy during 2026, under which the principal holding in its treasury reserve on the balance sheet will be allocated to cryptocurrency, and specifically a long-term strategy of holding Ethereum, Bitcoin, BNB, Doge and/or other blockchain-linked cryptocurrencies. Additionally, we intend to monitor ongoing developments in the regulatory environment around cryptocurrencies, including pending federal legislation, and may modify or expand our treasury strategy to the extent we determine doing so would comply with federal rules and regulations and would not give rise to a requirement that the Company register as an investment company under the 1940 Act. Although we believe that Ethereum, Bitcoin, BNB, Doge, and/or other blockchain-linked cryptocurrencies in which we have invested or may invest are based on proven blockchain technology and supported by established infrastructure pertaining to custody and transacting in such cryptocurrencies, our cryptocurrency treasury strategy will be subject to the risks described in the section of the Annual Report on Form 10-K titled “Risk Factors” under the heading “Risks Related to Cryptocurrency”.

Recent Developments

Vivasor Stock Repurchase Agreement

On July 18, 2026, the Company entered into a stock repurchase agreement (the “Vivasor Repurchase Agreement”) with Vivasor, pursuant to which the Company agreed to sell to Vivasor (i) 6,101,468 shares of Vivasor’s Series A-1 Preferred Stock, par value $0.00001 per share, and (ii) 355,919 shares of Vivasor’s Series A-2 Preferred Stock, par value $0.00001 per share, in each case which had been previously acquired by the Company in January 2026 (such previously acquired shares, collectively, the “Subject Shares”). Vivasor will purchase the Subject Shares from the Company for an aggregate purchase price of $12 million payable by wire transfer, by assignment of the shares of common stock of Datavault held by Vivasor, Inc., a subsidiary of Vivasor, or by any combination of such methods (the “Purchase Price”). The Vivasor Repurchase Agreement provides that the Purchase Price will be paid in tranches as follows: (i) $1.0 million on effective date which has been paid; (ii) $5.0 million at any time on or before September 30, 2026; (iii) $2.0 million at any time after September 30, 2026 but on or before December 31, 2026; (iv) $2.0 million at any time after December 31, 2026 but on or before March 31, 2027; and (v) $1,999,960.07 at any time after March 31, 2027 but on or before June 30, 2027.

Upon closing of the Vivasor Repurchase Agreement, the Company will deconsolidate Vivasor and Vivasor's balances will be removed from the Company's consolidated balance sheets. As of June 30, 2026, balances for Vivasor include $0.5 million for cash and cash equivalents, $12.0 million for property and equipment, net, $3.9 million for inventory, $20.0 million for the Datavault license, $15.3 million for investment in Datavault, $37.0 million accounts payable, $39.9 million short-term debt, net of debt financing discount, $8.8 million accrued purchases, and $0.7 million accrued expenses.

iHolding Group LLP Term Sheet

On July 3, 2026, the Company and iHolding Group LLP (“iHolding”) entered into a term sheet, pursuant to which iHolding would purchase an aggregate of 6,666,667 shares of Common Stock at $15.00 per share, for an aggregate purchase price equal to $100.0 million. Also on July 3, 2026, Semnur and iHolding entered into a term sheet, in which iHolding agreed to invest $100 million into Semnur through the purchase of newly issued common shares of Semnur at $10.00 per share, representing approximately 10,000,000 newly issued shares. Both term sheets have no fixed completion date.

The proposed investments remain subject to further negotiation between the Company and iHolding, the completion of customary due diligence, the execution of definitive agreements, board approvals, and other customary closing conditions, including receipt of the Company's stockholders' approval and any required regulatory approvals.

Components of Our Results of Operations

Net Revenue

Net revenue primarily consists of product sales of ZTlido and ELYXYB in the United States and contract service revenue. For product sales of ZTlido and ELYXYB, we record gross-to-net sales adjustments for government and commercial rebates, chargebacks, wholesaler and distributor fees, sales returns, special marketing programs, and prompt payment discounts. We expect that any net revenue we generate will fluctuate from year to year as a result of the unpredictability of the demand for our product.

Operating Costs and Expenses

Cost of Revenue

Cost of revenue primarily consists of the cost of purchasing ZTlido, ELYXYB, cost of fulfilling custom orders such as raw materials, labor to develop drug compounds that can be developed further to be used at clinical trials by our customers, inventory write-downs related to expiration dates for on-hand inventory, cost of shipments, and royalty payments to our manufacturers. We expect the cost of revenue to fluctuate with related net sales revenue.

Research and Development Expenses

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

Selling, General and Administrative Expenses

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

Legal Settlements

Legal settlements consist of gains on litigation settlements. We recognized $0.1 million in gains on litigation settlements for the six months ended June 30, 2025, with no comparable activity for the six months ended June 30, 2026. See Note 12 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Other (Income) Expense

(Gain) Loss on Derivative Liability

(Gain) loss on derivative liability includes the remeasurement of the derivative warrant liability. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Loss on Compound Derivative of Scilex-St. James Loans

Loss on compound derivative of Scilex-St. James Loans relates to the termination of the Scilex-St. James Loan Agreement on March 16, 2026.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments includes the remeasurement of (i) the senior secured promissory note the Company issued to Oramed Pharmaceuticals, Inc. (“Oramed”) in September 2023 in the principal amount of $101.9 million (the “Oramed Note”) with $29.5 million principal amount and paid in kind interest outstanding as of June 30, 2026, (ii) the senior secured convertible notes issued in October 2024 in the principal amount of $50.0 million (the “Tranche B Notes”) with $12.6 million principal amount outstanding as of June 30, 2026, (iii) the purchased revenue liability associated with the Purchase and Sale Agreement (the “ZTlido Royalty Purchase Agreement”) that we entered into in October 2024 with certain institutional investors (collectively, the “ZTlido Royalty Investors”) and Oramed and (iv) the purchased revenue liability associated with the Purchase and Sale Agreement (the “Gloperba-Elyxyb Royalty Purchase Agreement”) that we entered into in February 2025 with certain institutional investors (collectively, the “Gloperba-Elyxyb Royalty Investors”) and Oramed. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange relates to foreign exchange (gains) losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Unrealized Loss on Digital Assets, net

Unrealized loss on digital assets, net relates to unrealized losses on Bitcoin and other digital coins held during the period, which are remeasured at fair value each reporting period with changes recognized in earnings. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Unrealized Loss on Equity Method Investments carried at fair value, net

Unrealized loss on equity method investments (or “EMI”) relates to unrealized losses on our investment in Datavault accounted for using the equity method. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Realized (Gain) Loss on Equity Method Investments carried at fair value, net

Realized (gain) loss on equity method investments (or “EMI”) related to realized gains and losses on our investment in Datavault accounted for using the equity method. See Note 5 titled “Fair Value Measurements” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Realized (Gain) Loss on Securities

Realized (gain) loss on securities related to realized gains and losses on AARDVARK Therapeutics series B preferred securities sold during the period.

Interest Expense

Interest expense for the three and six months ended June 30, 2026, primarily consists of interest on Vivasor debts, interest on the balances due for government and commercial rebate programs, interest related to the deferred consideration for the GLOPERBA license acquired from Romeg in 2022.

Interest expense for the three and six months ended June 30, 2025 consists of interest on the balances due for government and commercial rebate programs and interest related to the deferred consideration for the GLOPERBA license acquired from Romeg in 2022. Government rebate programs include state Medicaid drug rebate programs, and commercial rebate programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates for access to and position on that provider's patient drug formulary.

Other Expense, Net

Other expense, net for the three and six months ended June 30, 2026, primarily consists of change in fair value related to the Datavault common stock warrant asset.

Results of Operations for the Three Months ended June 30, 2026 and 2025

The following tables summarize our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Changes
Statements of Operations Data:
Net revenue	$7,642	$9,896	$(2,254)
Operating costs and expenses:
Cost of revenue	3,677	3,272	405
Research and development	3,336	6,187	(2,851)
Selling, general and administrative	27,960	19,841	8,119
Intangible amortization	2,092	1,008	1,084
Legal settlements	—	95	(95)
Total operating costs and expenses	37,065	30,403	6,662
Loss from operations	(29,423)	(20,507)	(8,916)
Other (income) expense, net:
Loss on derivative liability	6,644	12,375	(5,731)
Loss on compound derivative of Scilex-St. James Loans	6,930	—	6,930
Change in fair value of debt and liability instruments	232	8,366	(8,134)
Loss on foreign currency exchange	150	99	51
Unrealized loss on digital assets, net	9,258	—	9,258
Unrealized loss on equity method investments carried at fair value, net	50,737	—	50,737
Realized loss on equity method investments carried at fair value, net	5,254	—	5,254
Realized gain on securities	(5)	—	(5)
Interest Expense	6,104	2,682	3,422
Other expense, net	252	—	252
Total other (income) expense, net	85,556	23,522	62,034
Loss before income taxes	(114,979)	(44,029)	(70,950)
Income tax expense	7	19	(12)
Net loss	$(114,986)	$(44,048)	$(70,938)

Comparison of the Three Months Ended June 30, 2026 and 2025

Net Revenue

The following table summarizes net revenue by product for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
ZTlido
Net Revenue	$5,017	$9,055	$(4,038)
ELYXYB
Net Revenue	1,144	910	234
GLOPERBA
Net Revenue	—	(69)	69
Vivasor Contract Revenue
Net Revenue	1,481	—	1,481
Total Net Revenue	$7,642	$9,896	$(2,254)

Net revenue for the three months ended June 30, 2026 and 2025 was $7.6 million and $9.9 million, respectively. The decrease of $2.3 million was primarily related to a $4.0 million decrease in net product sales of ZTlido, partially offset by $1.5 million net contract revenue from Vivasor, a $0.2 million increase in net product sales of ELYXYB and a $0.1 million favorable change in GLOPERBA net revenue. The decrease in net sales for our commercial products was mainly driven by a delay in ZTlido's inventory shipment from Japan.

Cost of Revenue

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
ZTlido
Cost of Revenue	$1,443	$1,504	$(61)
Cost of Revenue - Royalties	973	1,611	(638)
Other Cost of Revenue	—	16	(16)
Total ZTlido	2,416	3,131	(715)
ELYXYB
Cost of Revenue	50	65	(15)
Cost of Revenue - Royalties	92	73	19
Total ELYXYB	142	138	4
GLOPERBA
Cost of Revenue	—	3	(3)
Total GLOPERBA	—	3	(3)
Vivasor Contract Revenue
Cost of Revenue	1,119	—	1,119
Total Vivasor Contract Revenue	1,119	—	1,119
Total Cost of Revenue	$3,677	$3,272	$405

Cost of revenue for the three months ended June 30, 2026 and 2025 was $3.7 million and $3.3 million, respectively. Cost of revenue increased by $0.4 million, mainly due to cost related to Vivasor contract revenue of $1.1 million, partially offset by a decrease of $0.7 million in ZTlido's cost of revenue, primarily driven by a decrease in gross product sales due to delayed inventory shipment.

Research and Development Expenses

The following table summarizes research and development expenses by project for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
SP-102
Contracted R&D	$517	$102	$415
Personnel	610	365	245
Other	122	35	87
Total SP-102	1,249	502	747
SP-103
Contracted R&D	52	241	(189)
Personnel	150	234	(84)
Other	32	58	(26)
Total SP-103	234	533	(299)
SP-104
Contracted R&D	1	(71)	72
Personnel	5	4	1
Other	6	14	(8)
Total SP-104	12	(53)	65
GLOPERBA
Contracted R&D	34	197	(163)
Personnel	15	158	(143)
Other	4	28	(24)
Total GLOPERBA	53	383	(330)
ELYXYB
Contracted R&D	73	122	(49)
Personnel	149	227	(78)
Other	50	41	9
Total ELYXYB	272	390	(118)
R&D Discovery Project
Contracted R&D	503	32	471
Personnel	515	40	475
Other	498	4,360	(3,862)
Total R&D Discovery Project	1,516	4,432	(2,916)
Total Research and Development Expenses	$3,336	$6,187	$(2,851)

Research and development expenses for the three months ended June 30, 2026 and 2025 were $3.3 million and $6.2 million, respectively. The decrease was primarily attributed to the acquisition costs for the KDS2010 license in 2025, partially offset by increased staffing cost related to SP-102.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 and 2025 were $28.0 million and $19.8 million, respectively. The increase of approximately $8.2 million was primarily due to a $2.6 million increase in legal expenses, a $1.3 million increase in advisory and financing expense,a $1.1 million increase in facility expense, a $1.1 million of settlement expense related to Vivasor repurchasing its preferred shares from third-party shareholders, a $1.2 million increase in contract services, a $0.5 million increase in insurance expense, a $0.4 million increase in product promotions expense, a $0.3 million increase in personnel expenses, and a $0.2 million increase in other expense, partially offset by a $0.6 million decrease in travel expenses in the three months ended June 30, 2026.

Intangible Amortization Expense

Intangible amortization expense for the three months ended June 30, 2026 and 2025 was $2.1 million and $1.0 million, respectively. The increase of $1.1 million is related to the amortization of the Datavault acquired license and the EOS Technology Holdings patent. See Note 3 titled “Acquisitions” and Note 7 titled “Goodwill and Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Legal Settlements

Legal settlements for the three months ended June 30, 2026 and 2025 were nil and $0.1 million, respectively. The decrease was attributed to payments made for a litigation settlement that was entered into during the second quarter of 2025. The terms of the settlement are confidential. See Note 12 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Loss on Derivative Liability

Loss on derivative liability for the three months ended June 30, 2026 and 2025 was $6.6 million and $12.4 million, respectively. The loss recognized during the three months ended June 30, 2026 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants, the Exchange Warrants (as defined below), September 2025 Warrants, November 2025 Warrants, February 2026 Warrants (each as defined below). The loss recognized during the three months ended June 30, 2025 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants (each as defined below).

Loss on compound derivative of Scilex-St. James Loans

Loss on compound derivative of Scilex-St. James Loans for the three months ended June 30, 2026 and 2025 was $6.9 million and nil, respectively. Compound derivative of $6.9 million for the three months ended June 30, 2026 was attributed to the change in the fair value for 10,000,000 shares of Datavault common stock that was related to termination of the Scilex-St. James Loan Agreement on March 16, 2026.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the three months ended June 30, 2026 and 2025 was $0.2 million and $8.4 million, respectively. The loss recognized during the three months ended June 30, 2026 was attributed to losses of $0.1 million for the Tranche B Notes, and $0.2 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, partially offset by gain of $0.1 million in change in fair value of the Oramed Note. The loss recognized during the three months ended June 30, 2025 was attributed to losses of $3.5 million for the Oramed Note, $0.6 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, $0.1 million for the purchased revenue liability pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement and $4.2 million in change in fair value of the Tranche B Notes.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange of $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, relates to foreign exchange (gains) losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Unrealized Loss on Digital Assets, net

Unrealized loss on digital assets for the three months ended June 30, 2026 and 2025 was $9.3 million, and nil, respectively. The unrealized loss during the three months ended June 30, 2026, was attributed to the unrealized loss on digital assets held, which had depreciated in value.

Unrealized Loss on Equity Method Investments carried at fair value, net

Unrealized loss on equity method investments for the three months ended June 30, 2026 and 2025 was $50.7 million and nil, respectively. The unrealized loss during the three months ended June 30, 2026 was attributed to the unrealized loss on Datavault investment held that had depreciated in value.

Realized Loss on Equity Method Investments carried at fair value, net

Realized loss on equity method investments for the three months ended June 30, 2026 and 2025 was $5.3 million and nil, respectively. The realized loss during the three months ended June 30, 2026 was attributed to the realized loss on Datavault investment sold that had depreciated in value, partially offset by realized gain on write-off of 10,000,000 shares of Datavault common stock that was related to termination of the Scilex-St. James Loan Agreement on March 16, 2026.

Realized Gain on Securities

Realized gain on securities related to realized gains on AARDVARK Therapeutics series B preferred securities sold during the period.

Interest Expense

Interest expense for the three months ended June 30, 2026 was $6.1 million, primarily consisted of interest on Vivasor debts, interest on the balances due for government and commercial rebate programs, and interest related to the deferred consideration for GLOPERBA license acquired from Romeg in 2022. Government rebate programs include state Medicaid drug rebate programs and commercial rebate programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates for access to and position on that provider’s patient drug formulary. Other expense, net also includes a $1.0 million fee to extend the Oramed debt (refer to Note 8 for further details), and a $0.4 million decrease in the fair value of the Datavault warrant asset. Interest expense of $2.7 million for the three months ended June 30, 2025 primarily consists of the interest on the balances due for government and commercial rebate programs.

Other Expense, Net

Other expense, net for the three months ended June 30, 2026 was $0.3 million, primarily consists of change in fair value related to the Datavault common stock warrant asset.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following tables summarize our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Changes
Statements of Operations Data:
Net revenue	$16,255	$14,900	$1,355
Operating costs and expenses:
Cost of revenue	8,124	4,656	3,468
Research and development	6,546	8,643	(2,097)
Selling, general and administrative	58,993	47,901	11,092
Intangible amortization	4,184	2,010	2,174
Legal settlements	—	95	(95)
Total operating costs and expenses	77,847	63,305	14,542
Loss from operations	(61,592)	(48,405)	(13,187)
Other (income) expense, net:
(Gain) loss on derivative liability	(19,065)	1,966	(21,031)
Loss on compound derivative of Scilex-St. James Loans	28,759	—	28,759
Change in fair value of debt and liability instruments	3,029	14,480	(11,451)
Loss on foreign currency exchange	429	95	334
Unrealized loss on digital assets, net	27,322	—	27,322
Unrealized loss on equity method investments carried at fair value, net	82,447	—	82,447
Realized gain on equity method investments carried at fair value, net	(37,084)	—	(37,084)
Realized loss on securities	3,066	—	3,066
Interest Expense	11,560	5,163	6,397
Other income, net	(1,426)	—	(1,426)
Total other (income) expense, net	99,037	21,704	77,333
Loss before income taxes	(160,629)	(70,109)	(90,520)
Income tax expense	7	19	(12)
Net loss	$(160,636)	$(70,128)	$(90,508)

Comparison of the Six months Ended June 30, 2026 and 2025

Net Revenue

The following table summarizes net revenue by product for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
ZTlido
Net Revenue	10,140	$13,042	$(2,902)
ELYXYB
Net Revenue	2,275	1,750	$525
GLOPERBA
Net Revenue	—	108	$(108)
Vivasor Contract Revenue
Net Revenue	3,840	—	$3,840
Total Net Revenue	$16,255	$14,900	$1,355

Net revenue for the six months ended June 30, 2026 and 2025 was $16.3 million and $14.9 million, respectively. The increase of $1.4 million was primarily related to a $3.8 million contract revenue from Vivasor and an increase of $0.5 million in net product sales of Elyxyb, partially offset by a $2.9 million decrease in net product sales of ZTlido due to a delay in inventory shipment from Japan, and a $0.1 million decrease in net product sales of Gloperba.

Cost of Revenue

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
ZTlido
Cost of Revenue	$3,297	$2,074	$1,223
Cost of Revenue - Royalties	1,868	2,313	(445)
Other Cost of Revenue	7	26	(19)
Total ZTlido	5,172	4,413	759
ELYXYB
Cost of Revenue	102	95	7
Cost of Revenue - Royalties	183	140	43
Total ELYXYB	285	235	50
GLOPERBA
Cost of Revenue	—	8	(8)
Total GLOPERBA	—	8	(8)
Vivasor Contract Revenue
Cost of Revenue	2,667	—	2,667
Total Vivasor Contract Revenue	2,667	—	2,667
Total Cost of Revenue	$8,124	$4,656	$3,468

Cost of revenue for the six months ended June 30, 2026 and 2025 was $8.1 million and $4.7 million, respectively. Cost of revenue increased by $2.7 million for Vivasor Contract Revenue and for ZTlido increased by $0.8 million, primarily driven by an increase in shipping cost.

Research and Development Expenses

The following table summarizes research and development expenses by project for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
SP-102
Contracted R&D	$1,272	$177	$1,095
Personnel	969	469	500
Other	274	43	231
Total SP-102	2,515	689	1,826
SP-103
Contracted R&D	199	529	(330)
Personnel	357	533	(176)
Other	82	104	(22)
Total SP-103	638	1,166	(528)
SP-104
Contracted R&D	2	(47)	49
Personnel	14	65	(51)
Other	14	23	(9)
Total SP-104	30	41	(11)
GLOPERBA
Contracted R&D	72	269	(197)
Personnel	141	380	(239)
Other	9	618	(609)
Total GLOPERBA	222	1,267	(1,045)
ELYXYB
Contracted R&D	275	199	76
Personnel	318	513	(195)
Other	114	187	(73)
Total ELYXYB	707	899	(192)
R&D Discovery Project
Contracted R&D	591	67	524
Personnel	1,006	147	859
Other	837	4,367	(3,530)
Total R&D Discovery Project	2,434	4,581	(2,147)
Total Research and Development Expenses	$6,546	$8,643	$(2,097)

Research and development expenses for the six months ended June 30, 2026 and 2025 were $6.5 million and $8.6 million, respectively. The decrease was primarily attributed to additional expenses related to KDS2010 purchased by Scilex Bio in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2026 and 2025 were $59.0 million and $47.9 million, respectively. The increase of approximately $11.1 million was primarily due to a $4.1 million increase in advisory and financing expenses, a $2.2 million increase in facility expense, a $1.9 million increase in contract service, a $2.1 million increase in legal fees, a $1.1 million increase in subscription expense, a $1.1 million of settlement expense related to Vivasor repurchasing its preferred shares from third-party shareholders, a $1.1 million increase in depreciation expense mainly related to Vivasor, and $0.2 million increase in other expenses, partially offset by a $1.4 million decrease in personnel cost and a $1.3 million decrease in travel cost in the six months ended June 30, 2026.

Intangible Amortization Expense

Intangible amortization expense for each of the six months ended June 30, 2026 and 2025 was $4.2 million and $2.0 million, respectively. The increase of $2.2 million is related to the amortization of the Datavault acquired license and the EOS Technology Holdings patent (see Note 3 titled “Acquisitions” and Note 7 titled “Goodwill and Intangible Assets” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information).

Legal Settlements

Legal settlements for the six months ended June 30, 2026 and 2025 were nil and $0.1 million, respectively. The $0.1 million payments made for a litigation settlement that was entered into during the second quarter of 2025, the terms of which are confidential. See Note 12 titled “Commitments and Contingencies” to our consolidated financial statements in our Annual Report on Form 10-K and Note 12 titled “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(Gain) Loss on Derivative Liability

(Gain) Loss on derivative liability for the six months ended June 30, 2026 and 2025 were ($19.1) million and $2.0 million, respectively. The gain recognized during the six months ended June 30, 2026 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants, the December 2024 RDO Common Warrants, the Exchange Warrants (as defined below), September 2025 Warrants, November 2025 Warrants, February 2026 Warrants (each as defined below). The loss recognized during the six months ended June 30, 2025 was attributed to the change in the fair value of the derivative warrant liability associated with the Private Warrants, the February 2024 BDO Firm Warrants, the April 2024 RDO Common Warrants, the Deposit Warrant, the October 2024 Noteholder Warrants and the December 2024 RDO Common Warrants.

Loss on compound derivative of Scilex-St. James Loans

Loss on compound derivative of Scilex-St. James Loans for the six months ended June 30, 2026 and 2025 was $28.8 million and nil, respectively. Compound derivative of $28.8 million for the six months ended June 30, 2026 was attributed to the termination of the Scilex-St. James Loan Agreement on March 16, 2026.

Change in Fair Value of Debt and Liability Instruments

Change in fair value of debt and liability instruments for the six months ended June 30, 2026 and 2025 was $3.0 million and $14.5 million, respectively. The loss recognized during the six months ended June 30, 2026 was attributed to losses of $1.1 million for the Oramed Note, $1.0 million in change in fair value of the Tranche B Notes $0.9 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, and $0.2 million for the purchased revenue liability pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement. The loss recognized during the six months ended June 30, 2025, was attributed to losses of $6.3 million for the Oramed Note, $1.4 million for the purchased revenue liability pursuant to the ZTlido Royalty Purchase Agreement, $0.1 million for the purchased revenue liability pursuant to the Gloperba-Elyxyb Royalty Purchase Agreement and $6.7 million in change in fair value of the Tranche B Notes.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange of $0.4 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, relates to foreign exchange (gains) losses on payments made to our foreign supplier, Itochu Chemical Frontier Corporation (“Itochu”), a manufacturer and supplier of lidocaine tape products, including ZTlido and SP-103.

Unrealized Loss on Digital Assets, net

Unrealized loss on digital assets for the six months ended June 30, 2026 and 2025 was $27.3 million, and nil, respectively. The unrealized loss during the six months ended June 30, 2026, was attributed to the unrealized loss on digital assets held, which had depreciated in value.

Unrealized Loss on Equity Method Investments carried at fair value, net

Unrealized loss on equity method investments for the six months ended June 30, 2026 and 2025 was $82.4 million and nil, respectively. The unrealized loss during the six months ended June 30, 2026 was attributed to the unrealized loss on Datavault investment held that had depreciated in value.

Realized (Gain) on Equity Method Investments carried at fair value, net

Realized gain on equity method investments for the six months ended June 30, 2026 and 2025 was $37.1 million and nil, respectively. The realized gain during the six months ended June 30, 2026 was attributed to the realized gain on Datavault investment sold that had appreciated in value.

Realized Loss on Securities

Loss on securities for the six months ended June 30, 2026 and 2025 was $3.1 million and nil, respectively. The loss during the six months ended June 30, 2026 was related to realized losses on AARDVARK Therapeutics series B preferred securities sold during the period.

Interest Expense

Interest expense for the six months ended June 30, 2026 and 2025 was $11.6 million and $5.2 million, respectively. Interest expense for the six months ended June 30, 2026 primarily consists of interest on Vivasor debts, interest on the balances due for government and commercial rebate programs, and interest related to the deferred consideration for GLOPERBA license acquired from Romeg in 2022. Government rebate programs include state Medicaid drug rebate programs and commercial rebate programs relate to contractual agreements with commercial healthcare providers, under which we pay rebates for access to and position on that provider’s patient drug formulary. Interest expense also includes a $1.0 million fee for the extension of the Oramed debt. Interest expense of $5.2 million for the six months ended June 30, 2025 primarily consists of the interest on the balances due for government and commercial rebate programs.

Other Income, net

Other income, net for the six months ended June 30, 2026 and 2025 was $1.4 million and nil, respectively.Other income, net for the six months ended June 30, 2026 primarily relates to the reduction of the $3.0 million AARDVARK contingent consideration liability as of December 31, 2025, by $1.5 million due to a change in fair value during the six months ended June 30, 2026. The remaining $1.5 million obligation, now fixed and determinable, was reclassified from contingent consideration to accounts payable as of June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of approximately $0.6 million.

We have funded our operations in the six months ended June 30, 2026 primarily through equity and debt financings pursuant to the Scilex-St. James Loans (as defined below), as well as sale of Datavault common stock and collections on account receivable. We also have indebtedness pursuant to the Oramed Note and Tranche B Notes as well as deferred consideration related to the GLOPERBA license acquired from Romeg in 2022. The following table summarizes the aggregate carrying value of indebtedness of these issuances as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Oramed Note (outstanding principal balance and paid in kind interest: $29.5 million and $28.2 million as of June 30, 2026 and December 31, 2025, respectively)	$28,768	$27,688
Tranche B Notes (outstanding principal balance: $12.6 million and $17.9 million as of June 30, 2026 and December 31, 2025, respectively)	12,140	17,500
Promissory Notes	2,231	3,517
Purchased Revenue Liability	8,198	8,400
Deferred Consideration with Romeg	2,240	2,448
Vivasor Related Debt, net of discount (outstanding principal balance: $45.9 million and $47.0 million as of June 30, 2026 and December 31, 2025, respectively)	39,898	39,020
Total indebtedness	$93,475	$98,574

The Oramed Note

As of June 30, 2026, the fair value of the Oramed Note outstanding was $28.8 million pursuant to the Scilex-Oramed SPA. See Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Tranche B Notes

As of June 30, 2026, the fair value of the Tranche B Notes outstanding was $12.1 million pursuant to the Tranche B Securities Purchase Agreement. See Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Promissory Notes

As of June 30, 2026, the carrying value of the Promissory Notes outstanding was $2.2 million pursuant to the Promissory Notes. See Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Purchased Revenue Liability

As of June 30, 2026, the fair value of the purchased revenue liability was $8.2 million pursuant to the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement. See Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Deferred Consideration

As of June 30, 2026, we have $2.2 million of deferred consideration related to minimum royalty payments that were included in the initial measurement of consideration transferred for the GLOPERBA license. Deferred consideration minimum royalty payments began in July 2023.

Vivasor Related Debt

As of June 30, 2026, the aggregated outstanding principal balance of the Vivasor-related debt, net of debt discount was $39.9 million pursuant to the Vivasor-related debt agreement. See Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Scilex-St. James Loans

On December 1, 2025, the Company entered into a Non-Recourse Loan and Securities Pledge Agreement (the “Scilex-St. James Loan Agreement”) with St. James Bank & Trust Company Ltd., a corporation existing under the laws of the Bahamas (“St. James” or the “Lender”), pursuant to which the Lender agreed to loan the Company an aggregate principal amount of up to $50.0 million in one or more tranches (the “Scilex-St. James Loans”). As of June 30, 2026, the carrying value of the Scilex-St. James Loans outstanding was nil. See Note 8 titled “Debt” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

ZTlido, ELYXYB and GLOPERBA Royalties

In February 2013, Scilex Pharma became a party to a product development agreement (as amended, the “Product Development Agreement”) with Itochu and Oishi Koseido Co., Ltd. (“Oishi” and together with Itochu, the “Developers”), pursuant to which the Developers will manufacture and supply lidocaine tape products, including ZTlido and SP-103, for Scilex Pharma. Pursuant to the Product Development Agreement, Scilex Pharma is required to make aggregate royalty payments between 25% and 35% to the Developers based on net profits. During each of the six months ended June 30, 2026 and 2025, Scilex Pharma made royalty payments in the amount of $2.4 million and $1.9 million, respectively. As of June 30, 2026 and December 31, 2025, Scilex Pharma had ending balances of accrued royalty payables of $1.6 million and $2.1 million, respectively.

In February 2023, we entered into an asset purchase agreement to acquire the rights to certain patents, trademarks, regulatory approvals, data, contracts, and other rights related to ELYXYB and its commercialization in the United States and Canada (the “ELYXYB Territory”). We are obligated to make quarterly royalty payments on net sales of ELYXYB in the ELYXYB Territory that range from high single digits to low double digits on net sales based on the volume of sales. In April 2023, we launched ELYXYB in the U.S. During the six months ended June 30, 2026 and 2025, we made royalty payments in the amount of $0.0 million and $0.1 million, respectively. As of each of June 30, 2026 and December 31, 2025, we had ending balances of accrued royalty payables of $0.4 million and $0.2 million.

On June 14, 2022, the Company entered into a License and Commercialization Agreement, as amended by that certain First Amendment to License and Commercialization Agreement, dated as of January 16, 2025 (such agreement, as amended, the “Romeg License Agreement”), with Romeg, under which the Company in-lciensed, certain intellectual property rights from Romeg with respect to the commercialization of GLOPERBA and acquired the exclusive license to use the trademark “GLOPERBA®”. As consideration for the license under the Romeg License Agreement, we are obligated to make royalty payments on net sales of GLOPERBA that range from low single digit to mid-single digit percentages based on annual net sales. During each of the six months ended June 30, 2026 and 2025, we made royalty payments in the amount of $0.3 million.

Contingent Consideration

We have $280.0 million, $13.0 million and $23.0 million in aggregate contingent consideration obligations in connection with the SEMDEXA, GLOPERBA and SP-104 acquisitions, respectively, that are contingent upon achieving certain specified milestones or the occurrence of certain events. Contingent consideration obligations consist of regulatory milestones and additional payments that will be due upon the achievement of certain amounts of net sales. See Note 3 titled “Acquisitions” to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

In connection with the February 2024 BDO, pursuant to the February 2024 BDO Underwriting Agreement, the Company issued the February 2024 BDO Representative Warrants to the February 2024 BDO StockBlock, allowing them to purchase up to an aggregate of 13,446 shares of Common Stock (which represents 8.0% of the aggregate number of February 2024 BDO Firm Shares sold in the February 2024 BDO). The February 2024 BDO Representative Warrants are immediately exercisable and have the same terms as the February 2024 BDO Common Warrants described above, except that the exercise price of the February 2024 BDO Representative Warrants is $74.38 per share, which represents 125% of the combined public offering price per February 2024 BDO Firm Shares and accompanying February 2024 BDO Firm Warrants. We also agreed to pay certain expenses of the February 2024 BDO Representatives in connection with the February 2024 BDO, including their legal fees and out-of-pocket expenses up to $0.2 million and up to $15,950 for clearing expenses.

The February 2024 BDO Shares, the February 2024 BDO Warrants and the shares of Common Stock issuable upon exercise of the February 2024 BDO Warrants were offered and sold by us pursuant to an effective shelf registration statement on Form S-3 (which was initially filed with the SEC on December 22, 2023, as amended, and was declared effective on January 11, 2024 (File No. 333-276245) (the “Shelf S-3 Registration Statement”)), a base prospectus dated January 11, 2024, and a prospectus supplement dated February 29, 2024.

April 2024 Registered Direct Offering

On April 23, 2024, the Company entered into a securities purchase agreement (the “April 2024 RDO Purchase Agreement”) with the investor named therein, pursuant to which we sold and issued, in a registered direct offering (the “April 2024 RDO”): (i) an aggregate of 34,286 shares (the “April 2024 RDO Shares”) of Common Stock, and (ii) common warrants to purchase up to 34,286 shares of Common Stock (the “April 2024 RDO Common Warrants”). The offering price per share and accompanying April 2024 RDO Common Warrant to purchase one share of Common Stock was $35.00, for aggregate gross proceeds to us of $15.0 million, before deducting the placement agent fees and other offering expenses.

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

StockBlock and its affiliate, Rodman & Renshaw LLC, acted as exclusive placement agents (the “April 2024 RDO Placement Agents”) in connection with the April 2024 RDO. As compensation for such placement agent services, we paid the April 2024 RDO Placement Agents an aggregate cash fee equal to 8.0% of the gross proceeds actually received by us from the April 2024 RDO. We also reimbursed the April 2024 RDO Placement Agents $100,000 for actual, reasonable and documented fees and expenses, inclusive of fees and expenses of legal counsel and out-of-pocket expenses and $15,950 for clearing expenses. We also issued to the April 2024 RDO Placement Agents or their respective designees common warrants, substantially in the form of the April 2024 RDO Common Warrants, to purchase up to 34,286 shares of Common Stock (the “April 2024 RDO Placement Agent Warrants”) and together with the April 2024 RDO Common Warrants, the April 2024 RDO Warrants, representing up to 8.0% of the total number of the April 2024 RDO Shares issued in the April 2024 RDO. The April 2024 RDO Placement Agent Warrants have an exercise price of $43.75 per share (which represents 125% of the combined offering price per share of Common Stock and the April 2024 RDO Common Warrant sold in the April 2024 RDO), will become exercisable on the six-month anniversary of the date of issuance and expire five years from the commencement of sales in the April 2024 RDO.

The April 2024 RDO Shares, the April 2024 RDO Warrants, and the shares of Common Stock issuable upon exercise of such warrants were offered and sold by us pursuant to the Shelf S-3 Registration Statement, a base prospectus dated January 11, 2024, and a prospectus supplement dated April 23, 2024. The April 2024 RDO closed on April 25, 2024.

Tranche B Notes

On October 7, 2024, the Company entered into a securities purchase agreement (the “Tranche B Securities Purchase Agreement”) with certain institutional investors (collectively, “the Tranche B Investors”) and Oramed (together with, the Tranche B Investors, the “Tranche B Noteholders”), to refinance a portion of the Oramed Note and pay off certain other indebtedness. Pursuant to the Tranche B Securities Purchase Agreement, we agreed to issue and sell, in a registered offering directly to the Tranche B Noteholders: (i) the Tranche B Notes, which notes will mature on the two-year anniversary of the issuance date and will be convertible into shares of our Common Stock at a conversion price equal to $38.15 per share (which was automatically reduced to $36.40 per share of Common Stock subsequent to the December 2024 RDO (as defined below) in accordance with the terms of such notes) and (ii) warrants to purchase up to 214,284 shares of our Common Stock (the “October 2024 Noteholder Warrants”).

In exchange for the issuance of the Tranche B Notes to the Tranche B Investors, the Company has received an aggregate amount in cash of $22.5 million, excluding fees and expenses payable by the Company. In consideration for the Tranche B Notes issued to Oramed, the Company has received from Oramed an exchange and reduction of the principal balance under the Oramed Note of $22.5 million.

The October 2024 Noteholder Warrants are immediately exercisable for cash at a current exercise price equal to $36.40 per share and will expire five years from the issuance date. The October 2024 Noteholder Warrants issued to the Tranche B Investors are initially exercisable for 107,142 shares of Common Stock in the aggregate.

Pursuant to the terms and conditions contained in the Tranche B Securities Purchase Agreement, we also agreed to reimburse the Tranche B Investors for all reasonable costs and expenses incurred by them or their affiliates in connection with the Tranche B Securities Purchase Agreement, the Tranche B Notes, the October 2024 Noteholder Warrants, the ZTlido Royalty Purchase Agreement and certain other transaction documents, and an aggregate amount of $1.0 million in non-accountable legal fees of outside counsel and special finance and collateral counsel, which shall be withheld by the Tranche B Investors from its purchase price at the closing of the transaction. We shall also be responsible for the payment of a $2.0 million fee to the placement agent in addition to the payment of any placement agent’s reasonable fees, financial advisory fees relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement. In addition, in conjunction with and pursuant to the letter agreement we entered into with Oramed, dated as of October 2, 2024 (the “Tranche B Letter Agreement”), we are also responsible for the payment of legal fees of outside counsel for Oramed relating to or arising out of the transactions contemplated by the Tranche B Letter Agreement, and the payment date extensions described under the Tranche B Letter Agreement. We shall also be responsible for the payment of any fees of the placement agents and the legal fees incurred thereby relating to or arising out of the transactions contemplated by the Tranche B Securities Purchase Agreement.

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

On January 2, 2025, we entered into a deferral and consent letter with each of (i) Nomis Bay Ltd and BPY Limited (the “Nomis Bay Consent”), (ii) Oramed (the “Oramed Consent”) and (iii) 3i, LP (the “3i Consent” and, collectively with the Nomis Bay Consent and the Oramed Consent, the “Tranche B Consents”), respectively, pursuant to which the Tranche B Noteholders agreed to defer our obligation to make the First Amortization Payment until January 31, 2025, and then further to October 8, 2026. In consideration of such deferral, (i) SCLX Stock Acquisition JV LLC, a single purpose bankruptcy-remote entity that is the Company's indirect wholly owned subsidiary (“SCLX JV”) delivered to the Tranche B Noteholders an aggregate of 142,855 shares of Common Stock held by SCLX JV, (ii) we paid an aggregate of $1.1 million in respect of a portion of the First Amortization Payment and related make-whole interest, and (iii) we entered into the Gloperba-Elyxyb Royalty Purchase Agreement.

Oramed Warrant

Pursuant to the Tranche B Notes, we were required to make an amortization payment on October 1, 2025 (the “Second Amortization Payment”) to Oramed. On December 31, 2025, the Company entered into a commitment letter with Oramed pursuant to which Oramed agreed to purchase warrants to acquire 50,000 shares of common stock of Scilex, par value $0.0001 per share, at an exercise price of $20.00 per share (in each case subject to adjustment for recapitalizations, stock splits, stock dividends and similar types of transactions), in exchange for which Oramed deferred its right to receive the Second Amortization Payment. On February 19, 2026, the Company issued to Oramed a new warrant to purchase an aggregate of 100,000 shares of Common Stock (the “February 2026 Warrant”) at an initial exercise price of $20.00 per share. The deferred amortization payment was made to Oramed in November 2025.

December 2024 Registered Direct Offering

On December 11, 2024, we entered into a securities purchase agreement (the “December 2024 RDO Purchase Agreement”) with the investors named therein, pursuant to which we agreed to sell and issue, in a registered direct offering (the “December 2024 RDO”): (i) an aggregate of 753,009 shares of Common Stock, (ii) pre-funded warrants to purchase up to 68,604 shares of Common Stock (the “December 2024 RDO Pre-Funded Warrants”) and (iii) common warrants to purchase up to 1,642,871 shares of Common Stock (the “December 2024 RDO Common Warrants” and together with the December 2024 RDO Pre-Funded Warrants and the warrants issued to StockBlock pursuant to certain contractual obligations between us and StockBlock (the “StockBlock Warrants”), the “December 2024 RDO Warrants”). The combined offering price (a) per share of Common Stock and accompanying December 2024 RDO Common Warrants was $20.65 and (b) per December 2024 RDO Pre-Funded Warrant and accompanying December 2024 RDO Common Warrants was $20.65. We received approximately $17.0 million in gross proceeds from the December 2024 RDO, before deducting offering fees and expenses. We intend to use the net proceeds from the December 2024 RDO for working capital and general corporate purposes, which may include capital expenditures, commercialization expenditures, research and development expenditures, regulatory affairs expenditures, clinical trial expenditures, acquisitions of new technologies and investments, business combinations and the repayment, refinancing, redemption or repurchase of indebtedness or capital stock.

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

Warrant Exercise Agreement

On September 30, 2025, we entered into a Warrant Exercise Agreement (the “Warrant Exercise Agreement”) with certain holders of the December 2024 RDO Common Warrants, pursuant to which, among other things, such holders exercised the December 2024 RDO Common Warrants to purchase 179,236 shares and deferred, for a deferral fee of $7.72 per share being exercised, their right to receive an amortization payment scheduled to be paid by us on October 1, 2025, as set forth in the amortization schedule included in the Tranche B Notes in exchange for our agreement to issue new warrants to purchase an aggregate of 275,000 shares of Common Stock (the “September 2025 Warrants”) at an exercise price of $20.00 per share.

Warrant Inducement Agreement

On November 23, 2025, we entered into a warrant inducement agreement (the “Warrant Inducement Agreement”) with a certain institutional investor, pursuant to which the investor agreed to exercise (the “Exercise”) (i) a warrant to purchase shares of Common Stock issued to the investor on April 25, 2024, which was then exercisable for 428,572 shares and has an exercise price of $38.50 per share (the “Existing April 2024 Warrants”) and (ii) a warrant to purchase shares of Common Stock issued to the investor on December 13, 2024, which was then exercisable for 475,824 shares and has an exercise price of $22.72 per share (together with the Existing April 2024 Warrants, the “Existing Warrants”). As consideration for the Exercise, the Company agreed to (i) reduce the exercise price of the Existing Warrants to $22.51 per share and (ii) issue to the investor the “November 2025 Investor Warrant”) to purchase up to an aggregate of 1,356,594 shares of Common Stock with an exercise price of $29.00 per share (the “November 2025 Investor Warrant Exercise Price”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. The November 2025 Investor Warrant shall be immediately exercisable and in certain circumstances may be exercised on a cashless basis. The November 2025 Investor Warrant shall expire five years from the date of its issuance. The November 2025 Investor Warrant Exercise Price shall be subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. Further, in connection with a warrant inducement agreement and pursuant to the terms of an engagement agreement by and between the Company and StockBlock, dated as of March 22, 2024 (as amended and supplemented from time to time, the “Engagement Agreement”), the Company has agreed to issue the placement agents or their designees, warrants to purchase up to an aggregate of 72,352 shares of Common Stock (the “November 2025 Placement Agent Warrants” and, together with the November 2025 Investor Warrant, the “November 2025 Warrants”). The November 2025 Placement Agent Warrants have substantially the same terms of the November 2025 Warrant, including exercise price and expiration.

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
•
the extent and scope of our general and administrative expenses; and
•
our commitment to provide funding to third-parties

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

However, our ability to generate proceeds will depend on the market price of our Common Stock. In addition to the liquidity provided by revenue generating products, as of June 30, 2026, we would receive up to an aggregate of approximately $73.5 million from the exercise of the “Private Warrants” and public warrants to purchase Common Stock (the “Public Warrants,” and together with the Private Warrants, the “SPAC Warrants”) (at an exercise price of $397.89 per whole share of Common Stock), assuming the exercise in full of all of the SPAC Warrants for cash, but will not receive any proceeds from the sale of the shares of our Common Stock issuable upon such exercise. If the price of our Common Stock remains below $397.89 per share, we believe warrant holders will be unlikely to cash exercise their SPAC Warrants, resulting in little or no cash proceeds to us. To the extent any of the February 2024 BDO Firm Warrants, February 2024 BDO Representative Warrants, April 2024 RDO Placement Agent Warrants, Deposit Warrant, October 2024 Noteholder Warrants, October 2024 Placement Agent Warrants, December 2024 RDO Common Warrants, StockBlock Warrants, the Exchange Warrants, the September 2025 Warrants, the November 2025 Warrants and the February 2026 Warrants is exercised, we will receive additional proceeds.

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

We may also need to take certain other actions to allow us to maintain our projected cash and projected financial position including but not limited to, additional reductions in general and administrative costs, sales and marketing costs, suspension or winding down of clinical development programs for SP-102, SP-103 and SP-104 and other discretionary costs. Although we believe such plans, if executed and coupled with the above described sources of liquidity, should provide us with financing to meet our needs, successful completion of such plans is dependent on factors outside our control.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash Flow Data:
Net cash (used for) proceeds from operating activities	$(7,844)	$13,057
Net cash used for investing activities	(709)	(548)
Net cash provided by (used for) financing activities	4,661	(11,682)
Foreign currency translation adjustment	(497)	—
Net change in cash and cash equivalents	$(4,389)	$827

Cash Flows from Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was approximately $7.8 million, attributable to our net loss of $160.6 million, partially offset by the changes in operating assets and liabilities that provided $44.8 million of cash and other non-cash reconciling items of $108.0 million related to transaction costs expensed related to amortization of debt issuance costs and debt discount, non-cash interest expense for deferred consideration, stock-based compensation, loss on disposition of property and equipment, gain on derivative liability, loss on compound derivative of Scilex-St. James Loans, losses on sale of securities, change in fair value of debt and liability instruments, change in fair value of digital assets, contingent consideration, dividend payable and equity investments, depreciation and amortization and non-cash operating lease cost, non-cash revenue, allowances for expected credit losses and gain from property in kind dividend.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2026, net cash used for investing activities was approximately $0.7 million and was related to the issuance of a convertible note receivable to QScan of $20.0 million, purchases of digital assets of $18.7 million, payments made for an intangible asset of $2.9 million, repayment of a promissory note of $1.4 million, payment made for the Datavault license of $6.3 million, purchase of preferred shares of Vivasor of $0.3 million, purchases of property and equipment of $0.6 million, $0.3 million related to payments of deferred consideration for the Romeg intangible asset acquisition under the Romeg License Agreement and a $0.5 million payment made for PA OPS Investment, partially offset net proceeds from the by sale of Datavault shares for cash of $47.3 million, net and the sale of marketable securities of $3.0 million.

For the six months ended June 30, 2025, net cash used for investing activities was approximately $0.5 million and was related to the $0.2 million purchase of Gloperba Ex-U.S. rights, in-process research and development assets and $0.3 million related to payments of deferred consideration for the Romeg intangible asset acquisition under the Romeg License Agreement.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was approximately $4.7 million and was primarily related to $15.5 million of proceeds from issuance of Tranche 3 of the Scilex-St. James Loans and $1.5 million for the issuance of shares to a third-party attributable to the non-controlling interest in Vivasor and $0.1 million related to proceeds from the issuance of Vivasor debt, partially offset by a $6.3 million repayment of borrowings under the Tranche B Notes, a $1.2 million payment under the ZTlido Royalty Purchase Agreement and Gloperba-Elyxyb Royalty Purchase Agreement, a $2.5 million repayment of borrowings under the Vivasor related debt and $2.4 million related to the repurchase of Vivasor preferred shares.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which are prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. We continually evaluate our estimates and judgments and base them on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change, and additional information becomes known.

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

Emerging Growth Company

An “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in U.S. GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in Scilex’s business could significantly affect our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risk during the six months ended June 30, 2026 compared to the disclosures in Part II, Item 7A of the Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have incurred significant net losses, with net losses of $374.0 million and $72.8 million for the years ended December 31, 2025 and 2024, respectively. For the six months ended June 30, 2026 and 2025, we had net losses of $160.6 million and $70.1 million, respectively. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $1,078.6 million and $921.8 million, respectively. For the foreseeable future, we expect to continue to incur significant expenses related to the commercialization of ZTlido, GLOPERBA and ELYXYB and the research and development of our product candidates, SP-102 (10 mg dexamethasone sodium phosphate viscous gel) (“SEMDEXA”), SP-103 (lidocaine topical system) 5.4% (“SP-103”), and SP-104 (4.5 mg, low-dose naltrexone hydrochloride delayed-release capsules) (“SP-104”). We anticipate that our expenses will increase substantially due to any future trials related to SEMDEXA and SP-103 and initiation of the Phase 2 clinical trial for SP-104. Consequently, we expect to incur substantial losses for the foreseeable future and may never become profitable.

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

On September 21, 2023 (the “Oramed Closing Date”), we issued and sold to Oramed the Oramed Note pursuant to that certain securities purchase agreement we entered into with Oramed, dated as of September 21, 2023 (the “Scilex-Oramed SPA”). Interest under the Oramed Note accrues at a fluctuating per annum interest rate equal to the sum of (1) the greater of (x) four percent (4%) and (y) Term SOFR (as defined in the Oramed Note) and (2) eight and one-half percent (8.5%), payable in-kind on a monthly basis.

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

If the Oramed Note is accelerated upon an event of default, we are required to repay the principal amount of the Oramed Note at a mandatory default rate of 125% of such principal amount (together with 100% of accrued and unpaid interest thereon and all other amounts due in respect of the Oramed Note). The Oramed Note contains mandatory prepayment provisions requiring us and our subsidiaries to use 70% of the net cash proceeds of any Cash Sweep Financing (as defined in the Oramed Note) or advance under the ELOCs (as defined in the Oramed Note) to prepay the outstanding principal amount of the Oramed Note (the “Mandatory Prepayment Sweep”). Following each of the April 2024 RDO, the receipt of the FSF Deposit and sales of shares pursuant to that certain at-the-market sales agreement entered into on December 22, 2023, by and among the Company, B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (the “ATM Sales Agreement”) (which agreement was voluntarily terminated by us effective as of March 5, 2025), that occurred in April 2024, June 2024, and January 2024, respectively, we made mandatory prepayments of $9.6 million, $7.0 million and $1.8 million, respectively, to Oramed, which equaled 70% of the net cash proceeds we received from each of the April 2024 RDO, the FSF Deposit and the sale of shares pursuant to the ATM Sales Agreement. Given such payment was not a voluntary prepayment, such prepayment did not trigger the make-whole amount under the Oramed Note.

On October 8, 2024 (the “Issuance Date”), we issued and sold in a registered offering to certain institutional investors (collectively, the “Tranche B Investors”) and Oramed (together with the Tranche B Investors, the “Tranche B Noteholders”) senior secured convertible notes in the aggregate principal amount of $50.0 million (the “Tranche B Notes”), which notes are convertible into shares of Common Stock, pursuant to the Tranche B Securities Purchase Agreement. In consideration for Tranche B Notes issued to Oramed, the outstanding principal balance of the Oramed Note was reduced by $22.5 million, and additional principal payments of an aggregate amount of $15.0 million were made in November and December 2024. As of June 30, 2026, the outstanding principal amount, as well as the accrued interest and fees, of the Oramed Note was $29.5 million, with the remaining amount due on March 21, 2025, which maturity date was extended to December 31, 2025 pursuant to an amendment letter we entered into with Oramed, dated as of January 21, 2025, and extended further to September 30, 2026, pursuant to an amendment letter we entered into with Oramed, dated as of June 25, 2026. In September 2025 and December 2025, the Company fully exercised its option to repurchase an aggregate of 6,500,000 warrants related to the issuance of the Oramed Note (the “Penny Warrants”) and paid to Oramed the $1.5 million consideration for such option (the “Option Payment Amount”) in full, extending the maturity date of the Oramed Note to March 31, 2026, and waiving any make-whole payment otherwise due thereunder upon prepayment. On March 29, 2026, the Company received notice from Oramed granting a one-time extension of certain payment obligations under existing debt arrangements. Pursuant to the extension, (i) the final payment due under Note A and (ii) the April 1, 2026, amortization payment due under the Tranche B Note were extended to April 20, 2026. On June 25, 2026, Oramed further extended the due dates of Note A and the April 1, 2026 and July 1, 2026 amortization payments due under the Tranche B Note to September 30, 2026. See Note 8 titled “Debt” to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional information.

Unless earlier converted or redeemed, the Tranche B Notes mature on the two-year anniversary of the Issuance Date, subject to extension at the option of the holder in certain circumstances as provided therein. The Tranche B Notes bear interest at a rate of 5.5% per annum, payable in arrears on the first trading day of each calendar quarter, beginning January 2, 2025, at our option, either in cash or in shares of Common Stock, subject to certain conditions. Pursuant to the amortization schedule included in the Tranche B Notes, an amortization payment that was scheduled to be paid to Oramed on October 1, 2025, was deferred until January 1, 2026, pursuant to the warrant agreement we entered into with Oramed on February 19, 2026, in exchange for the February 2026 Warrants (as defined in our Annual Report on Form 10-K). The deferred amortization payment was made to Oramed in November 2025.

The Oramed Note and the Tranche B Notes contain affirmative and negative covenants binding on us and our subsidiaries that restrict, among other things, us and our subsidiaries from incurring indebtedness or liens, repaying certain indebtedness, or declaring or paying any cash dividends or distributions, selling or otherwise disposing of any assets, and entering into transactions with affiliates, in each case as more fully set forth in, and subject to certain qualifications, exceptions, and “baskets” set forth in the Oramed Note and the Tranche B Notes. The Oramed Note also contains covenants requiring us to maintain a segregated bank account under specific terms and conditions, for purposes of receiving the Mandatory Prepayment Sweep, requiring SCLX JV, to comply with the separateness representations and covenants in its organizational documents, and requiring our subsidiary, SCLX DRE Holdings LLC, to maintain its status as a passive holding company. The Tranche B Notes also require us to, at the request of the holder, not more frequently than once per fiscal year, hire an independent, reputable investment bank to investigate whether any breach of the Tranche B Notes has occurred if an event constituting an event of default has occurred and is continuing or any holder reasonably believes that an event constituting an event of default has occurred or is continuing. In addition, the Tranche B Notes prohibit us from entering into specified fundamental transactions unless the successor entity assumes all of our obligations under the Tranche B Notes under a written agreement approved by the required holders of the Tranche B Notes before the transaction is completed. Upon consummation of specified fundamental transactions, the successor entity must confirm that upon conversion or redemption of the Tranche B Notes thereafter, shares of the successor entity will be issuable upon such conversion or redemption. The holders of the Tranche B Notes also have certain redemption rights upon a fundamental transaction constituting a change of control.

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

As of June 30, 2026, our cash and cash equivalents were approximately $0.6 million and we had an accumulated deficit of $1,078.6 million. The amount and timing of our future funding requirements will depend on many factors, some of which are outside of our control, including but not limited to:

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

In Note 2 titled “Liquidity and Going Concern” of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We have negative working capital and have incurred significant operating losses and negative cash flows from operations and expect to continue incurring losses for the foreseeable future. Further, we had an accumulated deficit of $1,078.6 million as of June 30, 2026 and $921.8 million as of December 31, 2025. These conditions raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, from November 11, 2022 (the first trading day following the closing of the Scilex Business Combination) to August 12, 2026, our closing stock price ranged from $2.48 to $322.54. The market price of our Common Stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

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

As of June 30, 2026, we have 6,958,204 outstanding SPAC Warrants, consisting of 5,958,204 Public Warrants and 1,000,000 Private Warrants (as defined below), which are currently exercisable for an aggregate of up to 198,807 shares of our Common Stock (on a post-Reverse Stock Split basis) in accordance with the terms of the Warrant Agreement (the “Warrant Agreement”), dated as of January 6, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Vickers, governing those securities. The exercise price of these SPAC Warrants is $397.89 per whole share (on a post-Reverse Stock Split basis). “SPAC Warrants” means (i) the redeemable warrants that were included in the Units (each of which consisted of one Vickers ordinary share and one-half of one redeemable warrant) that, following the Scilex Business Combination and the Reverse Stock Split, entitle the holder of each whole warrant to purchase 1/35th of a share of Common Stock at a price of $397.89 per whole share (the “Public Warrants”), and (ii) the 6,840,000 warrants (which are currently exercisable for an aggregate of up to 195,429 shares of Common Stock, on a post-Reverse Stock Split basis) sold in a private placement to Vickers Venture Fund VI Pte Ltd and Vickers Venture Fund VI (Plan) Pte Ltd consummated on January 11, 2021 (of which 2,736,000 (which are currently exercisable for an aggregate of up to 78,172 shares of Common Stock) were subsequently forfeited and 3,104,000 (which are currently exercisable for an aggregate of up to 88,686 shares of Common Stock, on a post-Reverse Stock Split basis) were transferred to Sorrento Therapeutics, Inc. (“Sorrento”), in each case in connection with the Scilex Business Combination) (the “Private Warrants”).

As of June 30, 2026, we have outstanding, (i) 3,803,447 February 2024 BDO Firm Warrants, which are currently exercisable for an aggregate of up to 108,686 shares of Common Stock, the exercise price of which is $59.50 per share; (ii) 470,588 February 2024 BDO Representative Warrants, which are currently exercisable for an aggregate of up to 13,446 shares of Common Stock, the exercise price of which is $74.38 per share; (iii) 3,250,000 Deposit Warrant, which is currently exercisable for an aggregate of up to 3,250,000 shares of Common Stock, the exercise price of which is $1.20 per share, and (iv) 1,200,000 April 2024 RDO Placement Agent Warrants, which are currently exercisable for an aggregate of up to 34,286 shares of Common Stock, the exercise price of which is $43.75 per share.

On October 8, 2024, we issued the October 2024 Noteholder Warrants to purchase an aggregate of 214,284 shares of Common Stock. On the same date, we also issued the October 2024 Placement Agent Warrants to purchase an aggregate of 107,142 shares of Common Stock, which became exercisable 180 days following the date of issuance.

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

Risks Related to the Pending Transaction with Phoenix Asia Holdings Limited

As previously announced by the Company and as disclosed in the Notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, on May 4, 2026, ACEA Therapeutics, Inc. (“ACEA Therapeutics”), an indirect minority owned subsidiary of the Company, entered into a Stock Acquisition Agreement (the “ACEA-PHOE SAA”) with Phoenix Asia Holdings Limited, a company organized under the laws of the Cayman Islands (“Phoenix Asia”), and ACEA Pharma, Inc., a wholly owned subsidiary of ACEA Therapeutics and an exempted company incorporated with limited liability in the Cayman Islands (“ACEA Pharma”), pursuant to which ACEA Therapeutics agreed to transfer and sell, and Phoenix Asia agreed to purchase, 100% of the issued and outstanding shares of common stock of ACEA Pharma in exchange for the delivery to ACEA Therapeutics of 100,000,000 newly-issued ordinary shares at $10.00 per share, par value $0.00001 per share, of Phoenix Asia (the “PHOE Acquisition” and such shares, the “PHOE Shares”), the value of which was agreed by the parties to be $1.0 billion. Upon the closing of the PHOE Acquisition, the Company anticipates that ACEA Therapeutics will own approximately 82% of Phoenix Asia.

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

We have entered into several term sheets and a letter of intent relating to proposed strategic transactions, but we may not execute definitive agreements with respect to one or more of such transactions, and any such transaction may not be completed on the terms contemplated by such term sheets or at all.

Since March 31, 2026, we have entered into several term sheets and a letter of intent relating to proposed strategic transactions, including a (i) binding term sheet with Datavault AI Inc. (“Datavault”), dated April 26, 2026, regarding a proposed $120.0 million cash contribution by us to Datavault and a revenue participation arrangement pursuant to which we would be entitled to a percentage of gross revenues recognized by Datavault attributable exclusively to Datavault’s Quantum-Edge Network, (ii) a binding term sheet with Datavault, dated June 24, 2026, regarding our proposed purchase of 837 Bitcoin from Datavault for an aggregate purchase price of $50.0 million to be paid by us in multiple tranches through December 31, 2028, (iii) a binding term sheet with iHolding Group LLP regarding a proposed $100.0 million investment in the Company through the purchase of approximately 6,666,667 newly issued shares of Common Stock at a purchase price of $15.00 per share, and (iv) a binding term sheet between our subsidiary Semnur Pharmaceuticals, Inc. (“Semnur”) and iHolding Group LLP regarding a proposed $100 million in Semnur through the purchase of newly issued common shares of Semnur at $10.00 per share, representing approximately 10,000,000 newly issued shares (the term sheets and letter of intent referenced in the preceding clauses (i) through (iv), collectively, the “Term Sheets” and the transactions contemplated thereby, the “Proposed Transactions”). See Notes 12 and 15 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding the Proposed Transactions.

The Term Sheets contemplate the execution of definitive agreements with respect to the applicable transactions, which are expected to include customary representations, warranties, covenants, indemnification provisions, and closing conditions for such transactions. The Proposed Transactions remain subject to further negotiation, regulatory and corporate approvals, market conditions, and other customary conditions outside the Company’s control. As of the date of this Quarterly Report on Form 10-Q, no definitive agreement for any of the Proposed Transactions has been entered into and there can be no assurance that definitive agreements for such transactions will be executed or that the Proposed Transactions will be consummated on the terms set forth in the applicable Term Sheet or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously reported in our Current Reports on Form 8-K, we did not undertake any unregistered sales of our equity securities during the quarter ended June 30, 2026.

We did not repurchase any shares or other units of any class of our equity securities registered under Section 12 of the Exchange Act during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

4.21

Convertible Promissory Note, dated January 29, 2026, issued by Quantum Scan Holdings, Inc. in favor of Scilex Holding Company (incorporated by reference to Exhibit 4.21 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on May 20, 2026).

4.22

Warrant to Purchase Common Stock, issued on February 19, 2026 to Oramed Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on February 20, 2026).

10.1+	Binding Term Sheet, dated April 26, 2026, by and between Scilex Holding Company and Datavault AI Inc.

10.2

Stock Acquisition Agreement, dated May 4, 2026, by and among Phoenix Asia Holdings Limited, ACEA Pharma, Inc. and ACEA Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q (File No. 001-39852), filed with the SEC on May 20, 2026).

10.3+	Binding Term Sheet, dated June 24, 2026, by and between Scilex Holding Company and Datavault AI Inc.

10.4+	Term Sheet, dated July 03, 2026, by and between Scilex Holding Company and iHolding Group LLP.

10.5*

Scilex Holding Company 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8 (File No. 333-297137), filed with the SEC on June 30, 2026).

10.6

Stock Repurchase Agreement, dated July 18, 2026, by and among Vivasor Holding Company, Vivasor, Inc. and Scilex Holding Company (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K (File No. 001-39852), filed with the SEC on July 22, 2026).

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

+ Filed herewith.

++ Furnished herewith.

* Indicates a management contract or compensatory plan.

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

August 14, 2026	Scilex Holding Company

	By:	/s/ Henry Ji, Ph.D.
Henry Ji, Ph.D. Chief Executive Officer and President (Principal Executive Officer)

August 14, 2026

	By:	/s/ Stephen Ma
Stephen Ma Chief Financial Officer (Principal Financial Officer)